Form 10-K
period 2012-06-30
B-MAVEN, INC.
filed 2012-09-27
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  333-176376

B-MAVEN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3272 Reynard Way, San Diego, CA 92103	(619) 846-4614
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes   X  . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which the common equity was sold: $0 as of December 31, 2011.

The number of shares of the registrant’s common stock outstanding as of September 27, 2012 was 10,000,000 shares.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Form 10-K;
•	the integration of acquired or developed products into our operations;
•	general economic and business conditions;
•	industry trends;
•	our assumptions about consumer acceptance, overall market penetration and competition from of alternative products;
•	our funding requirements; and
•	availability, terms and deployment of capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Report are made as of the date of this Report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “B-Maven”, “we”, “us” and “our” are references to B-Maven, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History

B-Maven, Inc. was incorporated under the laws of the State of Nevada on June 24, 2011, and acquired product formulations and raw materials to produce sample products from Ms. Anna C. Jones. As of September 28, 2012, we had one employee, our founder, president, and chief executive officer Ms. Jones. During the period June 24, 2011 (date of inception) through December 31, 2011, Ms. Jones devoted between five (5) hours per week to over thirty (30) hours per week as necessary for the business. For calendar year 2012, Ms. Jones has committed to devote at least twenty (20) hours a week to us but may increase that number as necessary to further develop the business. As of this date and through calendar year 2012 Ms. Jones will continue to provide these services at no cost to the Company. In addition to her relationship with the Company Ms. Jones provides her services to an unrelated business upon which he is compensated by as an employee.

The Company issued 5,000,000 shares of its common stock to Ms. Jones on June 27, 2011 in exchange for organizational costs/services incurred upon its incorporation. These services were valued at $5,000. Following our formation, we issued an additional 2,500,000 shares of our common stock to Ms. Jones, in exchange for product formulas and additional product samples. The cost incurred by Ms. Jones for the product formulations and product samples and professional services in preparing it was approximately $2,500 which is the value placed upon the shares issued to pay Ms. Jones.

The Company on August 1, 2012 completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

We are an early stage company (“development stage”) and have limited financial resources. We have not established or attempted to establish a source of equity or debt financing, however, we intend to have discussions with a number of financial advisors and smaller investment banks regarding obtaining financing. Our auditors included an explanatory paragraph in their report on our financial statements that states that “the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.” We are at the very earliest of stages in development of our business plan. We have a significant amount of work that needs to be done and funds that need to be raised in order to compete within the marketplace. To date, we have not developed any saleable products and cannot predict when a saleable product will be developed. We believe that we may have an advantage with our founder, president, and chief executive officer’s industry relationships and soliciting the help of these relationships in growing our business model.

Description of Business

B-Maven is in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form what we believe to be an advanced beauty treatment using all natural ingredients. Specifically, B-Maven has developed what it calls its basic “E-Scentual” product line, a proprietary anti-aging formula that will make up the main ingredient in our E-Scentual Skin Care Collection. B-Maven owns the intellectual property relating to E-Scentual, including the unique formulation of natural ingredients.

Based on the E-Scentual product formulations, B-Maven is developing a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties through its E-Scentual Skin Care Collection. The E-Scentual system will combine science with nature to form an advanced beauty treatment, using a variety of essential oils and other naturally produced and available ingredients. Utilizing aromatherapy and a variety of specific actives and botanically-based formulas that include our proprietary process, E-Scentual products are intended to deliver a dramatic improvement in the general health, well-being and increased vitality for the user in great looking skin. The Company is currently developing and testing its own products through the skills of its president, engaging in discussions with potential suppliers, vendors, and distributors that could eventually help establish and sell our products into the marketplace. To date no saleable product or sales have been generated from these development efforts. We believe that B-Maven’s products, when available, will stimulate cell renewal, prevent and reduce the appearance of wrinkle and fine lines, dark circles, spider veins, rosacea, varicose veins and reduce under eye puffiness. Our initial internal observations based on limited product development procedures and product testing primarily in the San Diego area has shown these effects. However, we cannot guarantee that our products, once developed will have these qualities or generate such positive results on a widespread basis or otherwise.

We believe that E-Scentual, our intellectual property, is a unique formula blend made of essential oils, natural botanicals and other native ingredients that provide nourishment to the skin. These formula blends rapidly penetrate the skin delivering essential nutrients beneath the top layer of skin that the body uses in its natural process of collagen regeneration. Numerous anecdotal stories have described a dramatic decrease in the appearance of fine lines and wrinkles after regular use of the E-Scentual formula derived sample products.

Plan of Operation

B-Maven is in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form an effective beauty treatment. B-Maven owns the rights to its intellectual property, E-Scentual, what we believe to be an anti-aging formula that is the main ingredient in the E-Scentual Skin Care Collection.

B-Maven intends to develop a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties through our E-Scentual Skin Care Collection. The E-Scentual product line will combine science with nature to form an advanced beauty treatment, using a variety of essential oils and other naturally produced ingredients. Utilizing aromatherapy, a variety of specific actives, and our botanically-based formulas that include our proprietary process, E-Scentual products are intended to deliver a dramatic improvement in general health, well-being and increased vitality for great looking skin. We believe that the Company’s products, when available, will stimulate cell renewal, prevent and reduce the appearance of wrinkle and fine lines, dark circles, spider veins, rosacea, varicose veins and reduce under eye puffiness.

We believe that E-Scentual, our intellectual property, is a unique formula made of essential oils and other all natural ingredients that provide nourishment to the skin. These product mixtures rapidly penetrate the skin delivering essential nutrients beneath the top layer of skin that the body uses in the natural process of collagen regeneration. Anecdotal stories and feedback from over 75 end-users that are currently testing our products have described a dramatic decrease in the appearance of fine lines and wrinkles after regular use of essential oils and other all natural ingredients that are used in our formulas.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our skincare products to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to introduce products gradually, beginning in the winter of 2012-2013; however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop the various products could be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase initial raw material inventory and introduce marketing and advertising programs that will educate as well as excite our customer demographics.

Our only source of capital at this time has been the proceeds from our offering and loans provided by third parties and our President. We must raise additional capital in the form of equity or debt financing in order to implement our business strategy. Upon becoming a publicly traded company, we will contact private equity funds, angel investors and others known to our president and the professionals with whom we deal in order to raise the necessary financing. The Company believes that if it can raise at least 50% or more of its financing requirements, it will be able to move forward with the first phase of its business plan.

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may generate sales revenue within 12 months of receiving those funds. However, while we hope that we will be successful in these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Despite the aforementioned, in order to execute on our plan, we must seek additional financing and our ability to execute our business plan is limited until we receive additional financing. If and when we obtain the required financing, we will be able to undertake our business plan through the following phases. We will seek to engage or hire employees or outside consultants to enhance the abilities of our founder in the development and execution of her business plan. As mentioned above these costs could be in excess of $100,000 and will be needed as payment for certain services and costs projected over the next 12 months as we move forward with our business plan.

Phase 1 (3-4 months in duration; $15,000 est. costs)

•

initial product formula program combined with local (grass roots) promotional efforts, simple but effective method of getting product out there

•

Web site offering primarily static content and “brochure-ware” to support advertising, promotion and marketing communications efforts the E-Scentual products

•

simple feedback mechanisms, typically using email or product surveys from consumers who participate in sampling and tester development

•

market prospecting and outside sales professional training

Phase 2 (3-4 months in duration; $15,000 est. costs)

•

interactive Web applications for real-time content capture and delivery

•

leverage progressive formula development from existing and potential:

•

sources – tester and sample users

•

manufacturing – production with world class efforts and quality control

•

clients, prospects, suppliers, partners, stakeholders

•

a framework for collaboration and community interest in our products – all natural

Phase 3 (3-4 months in duration; $30,000 est. costs)

•

develop transaction-based systems to enhance product sales and target marketing

•

customer profile building, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal consumer’

•

targeted one to one delivery with retail operations using distributors

•

integrated information and communications environments, combining voice, image, and data to assist with product sales and target marketing

•

simple system-to-system exchanges for routine transactions

Phase 4 (3-4 months in duration; $40,000 est. costs)

•

real-time dynamic information exchange while building psychodynamic consumer profiles and ‘world class’ product development

•

advanced system-to-system exchanges for all transactions

•

real-time performance support systems – sales, production, marketing

We believe that our products may begin to generate limited revenues by selective placement and grass roots marketing efforts within the Southern California market within 180 to 270 days after we receive additional financing. Product placement and marketing efforts are conditional upon us receiving additional financing as our current financial resources are not enough to pursue these actions.

Intellectual Property

We have no patents or trademarks.

Government Regulation and Industry Standards

We believe that our business is not subject to material regulation under the laws of the United States or any of the states in which we plan to sell our products. Laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

Employees

As of September 27, 2012, we had one employee, our founder, president, and chief executive officer, Ms. Jones. During calendar year ending December 31, 2012 (dependent on financing and available working capital), Ms. Jones will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Ms. Jones is allowed to devote this time to our Company as she is not limited or restricted from being involved with us by her current employer.  Ms. Jones is under no contractual agreement with the Company. However, our founder, president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic product formulation and product packaging on her own without any cash compensation while she seeks other sources of funding for the Company and its business plan.

There are no written employment contracts or agreements in place with our founder, president, and chief executive officer.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We will be required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this Report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

B-Maven has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of $317 as of June 30, 2012. We have negative working capital of $81,352 and a stockholders’ deficit of $19,663 at June 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as further developing our business plan, however, we will seek the necessary additional financing to further pursue our business. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans from our founder, president, and chief executive officer, as well as unaffiliated third parties, are sufficient to keep our business operations functioning for the next four to six months. We do not have a formal agreement with our founder, president, and chief executive officer to fund the Company’s working capital needs; however our founder, president, and chief executive officer’s current plan is to do almost of the work on her own without cash compensation while she seeks other sources of funding. The Company has started production of sample inventory for its proposed product line through Ms. Jones’s efforts, as well as through the efforts of a consulting firm working with us on an as “needed basis.” We currently spend between $1,000 and $2,000 per month in operational expenses. We owe Gary B. Wolff, PC, our former legal counsel, $20,000 for legal services associated with the offering, as well as we owe the Quick Law Group, our current legal counsel, $22,500 for legal services associated with our offering. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our founder, president, and chief executive officer or others who know our founder, president, and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our founder, president, and chief executive officer or others to continue our operations beyond a month-to-month basis.

B-Maven is and will continue to be completely dependent on the services of our founder, president, and chief executive officer, Ms. Jones, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

B-Maven’s operations and business strategy are completely dependent upon the knowledge and business connections of Ms. Jones our founder, president, and chief executive officer. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason or if she becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this report. We will fail without the services of Ms. Jones or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Ms. Jones naming us as the beneficiary when and if we obtain the resources to do so and if she is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Ms. Jones’s current employment does not limit or restrict her from being involved with our Company, and her employment allows her the flexibility to provide at least 20 hours per week to our Company.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E-Scentual product line, beginning our business activities and completing our public offering. Through June 30, 2012, we had no operating revenues and have distributed only samples of our planned products to potential customers or end-users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

We operate in a highly competitive direct response market and retail environment and face a high risk of business failure or at the very least a competitive disadvantage.

We are aware of many competitors to our skin care collection, many of which are more established and have significantly more financial resources than we do. Our success in this industry will be largely dependent on our ability to educate the consumer as to why our product will be better than our competition’s and establish the consumer’s need for our intended products. Our ability to compete effectively in this industry also depends on our ability to be competitive in pricing, servicing and performance.

We will need to engage and retain qualified employees and consultants. No assurance can be given that we will be able to attract these employees or consultants when needed.

The interruption of services of Anna C. Jones will have a material adverse effect on the Company's future operations, potential profits and development, if suitable replacements are not promptly obtained, and there can be no assurance that such key personnel would accept compensation other than cash for their services in the future. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to attract and retain such personnel necessary for the development of the Company’s business.

Because we will be dependent on advertising and marketing firms, we will be at a competitive disadvantage to companies having greater resources to pay larger fees.

We will require aggressive efforts in placing quality advertisements for our budgeted price that will reach the expected number of consumers. We do not know if we will be able to obtain optimal advertising placement within our projected budget or will even find advertising placement.

Fluctuations in our financial results make quarterly comparisons and financial forecasting difficult.

Any revenues and operating results are likely to vary significantly from quarter to quarter because our industry experiences seasonal fluctuations, which reflect seasonal trends for health and beauty products.

We expect that our results will vary significantly in the future because of a number of reasons, including:

•

Our ability to establish acceptance and usage of our products,

•

Our ability to contract with competent manufactures and appropriate wholesalers and retailers,

•

Costs related to future growth and capital investment,

•

Results of strategic agreements with companies that may supply and produce our products,

•

Our ability to attract, retain and motivate qualified personnel.

We have not started revenue producing activities so we have no direct experience with seasonality. However, we understand that other entities in our industry have experienced seasonal impacts. Many skin products sell better during the summer months because of the impact on skin from the exposure to sun and others during the winter months because of the dryness associated with winter weather.

Because of these fluctuations and uncertainties, our operating results may fail to meet the expectations of investors. If this happens, any trading price of our common stock, if and when a trading market is established for our stock, would almost certainly be materially adversely affected.

There is no guarantee that our products will be accepted by consumers.

We have not yet commercially released any of our proposed products. The market acceptance of skincare and cosmetic products varies significantly and cannot be predicted. Factors that may cause a skincare and cosmetic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors. Consumer demand for our proposed products also may be affected by word of mouth testimonials, fads, and general consumer trends. Since we have not consumer test marketed our products, we are not certain if any of our products will appeal to our target consumer market. While we have distributed samples of our products the targeted consumer market could be quite different from the end-users that have used our samples to date. There can be no assurance that any of our products will gain broad acceptance among consumers. Unless we can achieve a sufficient following of consumers who purchase our products, we will not operate profitably and may have to cease our operations. No assurance can be given that any of our products will achieve sufficient consumer acceptance.

We will be dependent on programs designed by independent advertising and marketing firms.

The Company will require aggressive efforts in placing quality advertisements that will reach our target audience of potential consumers. We do not know if we will be able to obtain optimal advertising placement given the likelihood of an extremely limited budget.

The ability to obtain prime advertising slots in various forms of media (online, print, radio, television, etc.) will be reliant upon the expertise and capabilities of the advertising and marketing firms that we may work with, as well as what the available budget is to initiate a marketing campaign.

There are no assurances that we will obtain sufficient financing or resources to enter into agreements with advertising or marketing firms.

We will face competition from companies with significantly greater resources and name recognition.

The skincare and cosmetic products business is highly competitive. We will be competing with hundreds of large and small cosmetics companies, including such companies as L’Oreal S.A., The Procter & Gamble Company, The Estée Lauder Companies Inc. and numerous other multi-national manufacturers. Most of our competitors market products that are well known and trusted by the consumer marketplace. Since virtually all of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions. Competition in the skincare business is based on pricing of products, the quality of the products, innovation, perceived value, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

We will have to rely on third parties to manufacture our products who may not perform to our standards or timeline.

Our business plan assumes that we will have our products manufactured by one or more third-party manufacturing companies on a contract basis. No contractual arrangement is currently in place. We will seek to enter into agreements with third-party manufacturers to manufacture both the ingredients and the containers for our products. We will be dependent on the timeliness and effectiveness of their efforts.

Failure or lack of reliability in the manufacture of our products is likely to result in loss of business. Among other risks:

•

Our products may fail to provide the expected results,

•

We may experience limited availability of quality ingredients for manufacturing,

•

We may experience poor quality manufacturing,

•

Our products may have new competition from other companies attempting to duplicate our formulas, and

•

Our customers could experience results different from our test results.

There are no assurances that we will obtain sufficient financing or resources to enter into agreements with manufacturers.

We have no patent protection and may not be able to protect our proprietary rights.

Our ability to compete successfully will depend, in part, on the quality and uniqueness of our products. Although we intend to have trademark protection for our “E-Scentual” brand, we have no product patent protection for any of our proposed products or any of the ingredients or compounds used in our products. We may claim proprietary rights in various unpatented technologies, know-how and trade secrets relating to our products and manufacturing processes, and we intend to protect our proprietary rights in our product formulas and operations through contractual obligations with consultants and vendors. However, because we do not currently have patent protection on any of our products or compounds, other companies can attempt to compete with us by imitating our products. We cannot guarantee the adequacy of the protections we intend to take to protect our proprietary rights, or that our competitors will not independently develop or produce products or processes that are substantially equivalent or superior to our products or processes.

While we will attempt to protect our proprietary information as trade secrets through agreements with each of our employees, licensing partners, consultants, agents and other organizations to which we disclose our proprietary information, we cannot give any assurance that these agreements will provide effective protection for our proprietary information in the event of unauthorized use or disclosure of such information.

We may be subject to product liability claims.

The development, manufacture and sale of skincare and cosmetic products expose us to the risk of damages from product liability or other consumer claims. Although each of our proposed products will be subject to industry accepted product tests to reduce the likelihood of any successful product liability claim against us, no assurance is given that we will not be subject to product liability claims in the future. We intend to obtain and maintain product liability insurance for liabilities arising from the use of our products when they enter the marketplace assuming that we have sufficient funds therefore. Additionally, we intend to use manufacturers of our products that maintain appropriate levels of liability insurance. If we are unable to locate or engage manufacturers of our products that maintain or will agree to maintain appropriate levels of liability insurance, we may be at risk for product liability claims. A successful claim in excess of our products liability coverage, if any, could have a materially adverse effect on our business, financial condition and results of operations.

There are significant potential conflicts of interest.

Our key personnel are required to commit time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

In an effort to resolve such potential conflicts of interest, we entered into a written agreement with Ms. Jones specifying that any business opportunities that she may become aware of independently or directly through her association with us (as opposed to disclosure to her of such business opportunities by management or consultants associated with other entities) would be presented by her solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Because we have nominal assets and no revenue, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company, for which we have on this Report. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Following the effective date of our Registration Statement, which went effective on June 19, 2012, we became subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, which occurred on June 19, 2012, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining the public company requirements we believe to be significant and may preclude us from seeking financing or equity investment on acceptable terms. We estimate these costs will range up to $50,000 per year and may be higher if our business volume and activity increases. Our estimate of costs do not include the necessary compliance, documentation and reporting requirements for Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $75 million in market capitalization if we decide to opt-out of the “emerging growth company” as defined in the JOBS Act to take advantage of the exemptions available to us through the JOBS Act or we have been public for more than five years. If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs in the normal course of business which would result in our being unable to continue as a going concern.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and chief executive officer.

We have only one director who also serves as our founder, president, and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of board members is decided in favor of the chairman (who is our founder, president, and chief executive officer), which gives her complete control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our founder, president, and chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (90,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further diluting common stock book value, and that dilution may be material.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Through the date of this Report, there has been no established trading market for our common stock, and most likely in the near future no established public market will be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, has not been approved and there can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether –

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities registered, many brokerage firms may not be willing to effect transactions in our securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period is irrevocable.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be on the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediate foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered on our effective Form S-1 have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Our board of directors (consisting of one person, our president, and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our founder, president, and chief executive officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Upon completion of our offering on August 1, 2012, our founder, president, and chief executive officer’s beneficial ownership decreased from 100% to 75%. Because of her beneficial stock ownership remaining above 50%, our founder, president, and chief executive officer is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder, president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. Minority shareholders have no way of overriding decisions made by our founder, president, and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our founder, president, and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

The vast majority of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

Of the 10,000,000 presently issued and outstanding shares of common stock, 7,500,000 shares are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of the effective date of our registration statement (June 19, 2012), we became subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the first year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We may still be required to deliver periodic reports to security holders, however, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 shareholders of record or 500 shareholders of record who are not "accredited investors" (or 2,000 shareholders of record in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. [REMOVED AND RESERVED]

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is currently not listed or quoted on any exchange or trading venue. Since our common stock has not yet been approved for trading, there is no share price information to provide for the period ending June 30, 2012.

Shareholders of Record

As of September 27, 2012, an aggregate of 10,000,000 shares of our common stock were issued and outstanding and owned by 18 shareholders of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since our founding June 24, 2011 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, tax laws and other factors as the Board of Directors, in its discretion, deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENTS’ DISCUSSION AND ANALYSIS

Forward looking statements:  Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance.  When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Form 10-K does not have any statutory safe harbor for this forward looking statement.  We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Annual Report on Form 10-K (the “Financial Statements”).  The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

We were incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, president, and chief executive officer. As of September 27, 2012, we had one employee, our founder, president, and chief executive officer, Ms. Jones. For the remainder of fiscal year 2012, Ms. Jones will devote at least twenty (20) hours a week to us but may increase the number of hours as necessary.

The Company issued 5,000,000 shares of its common stock to Ms. Jones at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 2,500,000 shares of our common stock to Ms. Jones, in exchange for a product formulas and product samples.

The Company on August 1, 2012 completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

We are a development stage company and have no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are at the very earliest of stages in development of our business plan. We have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this marketplace. To date, we have not sold any products and cannot predict when our products will be sold or distributed. We believe that we may have an advantage with our founder, president, and chief executive officer’s industry relationships and soliciting the help of these relationships in growing our business model.

Results of Operations for the Fiscal Year ended June 30, 2012 and the Period June 24, 2011 (inception) to June 30, 2011:

Our operating results for the year ended June 30, 2012 and the period June 24, 2011 (inception) to June 30, 2011 are summarized as follows:

	Period ended June 30, 2012	Period ended June 30, 2011
Revenue	$–	$–
Sample/marketing expense	2,988	–
Consulting and other expense	17,260	–
Amortization expense	1,250	–
Organization expenses	–	5,665
Net loss	$(21,498)	$(5,665)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Sample/marketing expense

Sample and marketing related expenses were $2,988 and $0, respectively, for the year ended June 30, 2012 and for the period June 24, 2011 (inception) to June 30, 2011. Sample and marketing expenses are costs incurred in producing sample products and the placement of samples with potential marketing partners, customers, distributors and retail establishments.

Consulting and other expense

Consulting and other expenses were $17,260 and $0, respectively, for the year ended June 30, 2012 and for the period June 24, 2011 (inception) to June 30, 2011. Consulting fees during the year ended June 30, 2012 totaled $16,800 incurred on behalf of developing our various products, and preparing packaging, labeling and marketing plans in order to bring our products to market. During the year ended June 30, 2012 we incurred other operating expense of $460 which was primarily administrative costs of our business not related to our offering. Over the years we expect to incur significant legal and accounting, and other professional fees due to our public reporting requirements, as well as further development costs of our products in order to be brought to market. These costs will require us to seek additional financing.

Amortization expense

During the year ended June 30, 2012 we amortized our product formulas and product samples that were purchased from our founder. We recognized $1,250 in amortization expense for the year ended June 30, 2012. We amortize these costs over 24 months.

Organization expenses

During the period June 24, 2011 (inception) to June 30, 2011 we incurred organization expenses amounting to $5,665. This consisted of compensation to our founder of $5,000, and incorporation fees and expenses of $665.

Net Loss

We incurred a net loss of $21,498 for the twelve months ended June 30, 2012 compared with a net loss of $5,665 for the period June 24, 2011 (inception) to June 30, 2011. Net loss for the year ended June 30, 2012 included costs associated with our product development which is not able to be capitalized.

Liquidity and Capital Resources

Our financial position as of June 30, 2012 and June 30, 2011 are as follows:

Net Working Capital (Deficiency)	As of June 30, 2012	As of June 30, 2011
Current Assets	$847	$-
Current Liabilities	82,199	665
Net Working Capital (Deficiency)	$(81,352)	$(665)

Our net working capital deficiency increased $80,687 from $665 at June 30, 2011 to $81,352 at June 30, 2012 or 1200% as a direct result of increases in accrued expenses and related party and un-related party loans entered into.

Cash Flows	Year ended June 30, 2012	Period ended June 30, 2011
Net cash (used in) Operating Activities	$(13,347)	$-
Net cash (used in) Investing Activities	-	-
Net cash provided by Financing Activities	13,664	-
Increase (Decrease) in Cash during the Period	317	-
Cash, Beginning of the Period	-	-
Cash, End of the Period	$317	$-

Since June 24, 2011 (inception) through June 30, 2012, we secured $17,427 in loans from both a related party and three un-related parties, $5,000 of which we repaid prior to June 30, 2012. As of June 30, 2012 we had cash on hand of $317. The Company incurred deferred offering costs of $60,439 for expenses directly related to our public offering which we recorded as of June 30, 2012. Subsequent to the year ended June 30, 2012 we completed our public offering where we received $25,000 in net offering proceeds. We charged the deferred offering costs against the additional paid in capital for which we received above par value. Despite the completion of our offering we will seek additional financing to complete our business plan.

Purchase of Significant Equipment

We currently do not have plans to purchase any equipment, significant or otherwise over the next twelve months.

Capital Needs & Deployment

B-Maven intends to develop a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties through our E-Scentual Skin Care Collection. The E-Scentual product line will combine science with nature to form an advanced beauty treatment, using a variety of essential oils and other naturally produced ingredients. Utilizing aromatherapy, a variety of specific actives, and our botanically-based formulas that include our proprietary process, E-Scentual products are intended to deliver a dramatic improvement in general health, well-being and increased vitality for great looking skin. We believe that B-Maven’s products, when available, will stimulate cell renewal, prevent and reduce the appearance of wrinkle and fine lines, dark circles, spider veins, rosacea, varicose veins and reduce under eye puffiness.

We believe that E-Scentual, our intellectual property, is a unique formula made of essential oils and other all natural ingredients that provide nourishment to the skin. These product mixtures rapidly penetrate the skin delivering essential nutrients beneath the top layer of skin that the body uses in the natural process of collagen regeneration. Anecdotal stories and feedback from over 75 end-users that are currently testing our products have described a dramatic decrease in the appearance of fine lines and wrinkles after regular use of essential oils and other all natural ingredients that are used in our formulas.

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our skincare products to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to introduce products gradually, beginning in the winter of 2012-2013; however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop the various products could be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase initial raw material inventory and introduce marketing and advertising programs that will educate as well as excite our customer demographics.

Our only source of capital at this time has been the proceeds from our offering and loans from private investors. We must raise capital in the form of equity or debt financing in order to implement our business strategy. Upon becoming a publicly traded company, we will contact private equity funds, angel investors and others known to our president and the professionals with whom we deal in order to raise the necessary financing. In order to fully develop its product line, will need to obtain additional capital through debt or equity. The Company believes that if it can raise at least 50% or more of its financing requirements, it will be able to move forward with the first phase of its business plan.

Management believes that if it is successful in raising the necessary funds, of which there can be no assurances, we may be able to generate sales revenue within 12 months of receiving those funds. However, while we hope that we will be successful in these efforts, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our minimum future cash requirements.

Despite the aforementioned, in order to execute on our plan, we must seek additional financing and our ability to execute our business plan is limited until we receive additional financing. If and when we obtain the required financing, we will be able to undertake our business plan through the following phases. We will seek to engage or hire employees or outside consultants to enhance the abilities of our founder in the development and execution of her business plan. As mentioned above these costs could very well be in excess of $100,000 and will be required as payment for certain services and costs projected over the next 12 months as we move forward with our business plan.

Phase 1 (3-4 months in duration; $15,000 est. costs)

•

initial product formula program combined with local (grass roots) promotional efforts, simple but effective method of getting product out there

•

Web site offering primarily static content and “brochure-ware” to support advertising, promotion and marketing communications efforts the E-Scentual products

•

simple feedback mechanisms, typically using email or product surveys from consumers who participate in sampling and tester development

•

market prospecting and outside sales  training

Phase 2 (3-4 months in duration; $15,000 est. costs)

•

interactive Web applications for real-time content capture and delivery

•

leverage progressive formula development from existing and potential:

•

sources – tester and sample users

•

manufacturing – production with world class efforts and quality control

•

clients, prospects, suppliers, partners, and stakeholders

•

a framework for collaboration and community interest in our products – all natural

Phase 3 (3-4 months in duration; $30,000 est. costs)

•

develop transaction-based systems to enhance product sales and target marketing

•

customer profile building, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal consumer’

•

targeted one to one delivery with retail operations using distributors

•

integrated information and communications environments, combining voice, image, and data to assist with product sales and target marketing

•

simple system-to-system exchanges for routine transactions

Phase 4 (3-4 months in duration; $40,000 est. costs)

•

real-time dynamic information exchange while building psychodynamic consumer profiles and ‘world class’ product development

•

advanced system-to-system exchanges for all transactions

•

real-time performance support systems – sales, production, and marketing

We believe that our products may begin to generate limited revenues by selective placement and grass roots marketing efforts within the Southern California market. This may begin within 180 to 270 days after we receive additional financing. Product placement and marketing efforts are conditional upon us receiving additional financing as our current financial resources are not enough to pursue these actions.

Government Regulation and Industry Standards

We believe that our business is not subject to material regulation under the laws of the United States or any of the states in which we plan to sell our products. Laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

Employees

As of September 27, 2012, we had one employee, our founder, president, and chief executive officer, Ms. Jones. During calendar year ending December 31, 2012 (dependent on financing and available working capital), Ms. Jones will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Ms. Jones is allowed to devote this time to our Company as she is not limited or restricted from being involved with us by his current employer.  Ms. Jones is under no contractual agreement with the Company. However, our founder, president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic product formulation, product development and initial marketing efforts on her own without any cash compensation while she seeks other sources of funding for the Company and its business plan.

Ms. Jones has been initially compensated through the form of common stock or equity in the Company, and will continue to forego cash payments for her services. It is his belief that these actions are in the best interest of the Company and its prospective investors who may invest in the offering. Beyond Ms. Jones’s services, we have currently been working with an independent consulting firm, which has been utilized on an “as needed” basis, and we may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

There is no written employment contract or agreement in place with our founder, president, and chief executive officer.

Property

Our office and mailing address is 3272 Reynard Way, San Diego, CA . The space is provided to us by our president and CEO at no cost.  Ms. Jones incurs no incremental costs as a result of our using this space. Therefore, she does not charge us for its use. There is no written lease agreement.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Significant Accounting Policies

The Company’s financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements, included elsewhere in this report, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its IPO, (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The JOBS Act exempts an EGC from the following requirements during the period of eligibility:

•

Having an independent auditor assess its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. However, an EGC would still have to comply with the Section 404(a) requirement that management assess its internal control over financial reporting, generally beginning with its second annual report on Form 10-K.

•

Adopting new or revised accounting standards that are effective for public companies. Instead, the effective dates of such accounting standards for private companies would apply.

•

Complying with “say-on-pay” vote requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. An EGC would satisfy executive compensation disclosures in a manner consistent with a smaller reporting company.

•

Complying with future changes to PCAOB auditing standards related to mandatory audit firm rotation and an Auditors Discussion & Analysis statement (if adopted). Other new standards would not apply to audits of EGCs unless the SEC decides that they should after considering the protection of investors and whether the action will promote efficiency, competition and capital formation.

With the exception of the treatment for accounting standards, each of these exemptions is voluntary and an EGC may choose to operate as an EGC as it deems appropriate. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the exemption to adopt new or revised accounting standards when they are effective for private companies and instead apply such standards on the same basis as a public company. Under section 107(b)(3), such decision to opt-out is irrevocable, and the EGC must continue to comply with such standards to the same extent that a public company is required for as long as the company remains an EGC.

Under the JOBS Act, we meet the definition of an EGC. During the period we continue to be eligible for EGC status, we will apply new or revised accounting standards following the effective dates for private companies.

See footnote 2 to our Financial Statements for a description of recently issued accounting pronouncements.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS

PLS CPA, A PROFESSIONAL CORP.

t 4725 Mercury Street #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 433-2979  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

B-Maven, Inc.

We have audited the accompanying balance sheets of B-Maven, Inc. (A Development Stage “Company”) as of June 30, 2012 and 2011, and the related statements of operations, changes in shareholders’ equity and cash flows for the year ended June 30, 2012, period from June 24, 2011 (inception) to June 30, 2011 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Maven, Inc. as of June 30, 2012 and 2011, and the result of its operations and its cash flows for the year ended June 30, 2012 and period from June 24, 2011 (inception) to June 30, 2011 and 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

September 27, 2012

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

B-Maven, Inc.

(a Development Stage Company)

Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS

CURRENT ASSETS:
Cash	$317	$-
Inventory	530	-
Total Current Assets	847	-

OTHER ASSETS:
Deferred offering costs	60,439	-
Intangible asset – Product formulas, net	1,250	2,500
Total Other Assets	61,689	2,500

TOTAL ASSETS	$62,536	$2,500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$68,535	$665
Loans – related party	1,237	-
Loans – unrelated parties	12,427	-
TOTAL LIABILITIES	82,199	665

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,500,000 shares issued and outstanding	7,500	7,500
Additional paid in capital	-	-
Deficit accumulated during development stage	(27,163)	(5,665)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(19,663)	1,835

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$62,536	$2,500

See notes to the financial statements.

B-Maven, Inc.

(a Development Stage Company)

Statements of Operations

	For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2011	For the period June 24, 2011 (inception) through June 30, 2012

Revenue	$-	$-	$-

Expenses:
Samples/marketing expense	2,988	-	2,988
Consulting and other expense	17,260	-	17,260
Amortization expense	1,250	-	1,250
Organization expenses	-	5,665	5,665
Loss before provision for income tax	21,498	5,665	27,163

Provision for income tax	-	-	-

Net loss	$(21,498)	$(5,665)	$(27,163)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	7,500,000	4,285,714

See notes to the financial statements.

B-Maven, Inc.

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Retained Deficit	Total
Balance - June 24, 2011 (date of inception)	-	$-	$-	$-	$-
Shares issued for organizational costs on June 27, 2011	5,000,000	5,000	-	-	5,000
Shares issued to acquire product formula and samples on June 27, 2011	2,500,000	2,500	-	-	2,500
Net loss	-	-	-	(5,665)	(5,665)
Balance - June 30, 2011	7,500,000	7,500	-	(5,665)	1,835
Net loss	-	-	-	(21,498)	(21,498)
Balance - June 30, 2012	7,500,000	$7,500	$-	$(27,163)	$(19,663)

See notes to the financial statements.

B-Maven, Inc.

(a Development Stage Company)

Statements of Cash Flows

	For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2011	For the period June 24, 2011 (inception) through June 30, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(21,498)	$(5,665)	$(27,163)
Amortization	1,250	-	1,250
Shares issued for organizational expense	-	5,000	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase) in inventory	(530)	-	(530)
Increase in accrued expenses	67,870	665	68,535
Change in deferred expenses	(60,439)	-	(60,439)
Net Cash Provided by (Used in) Operating Activities	(13,347)	-	(13,347)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds of loans from unrelated parties	17,427	-	17,427
Repayment of loans from unrelated party	(5,000)	-	(5,000)
Proceeds of loan from related party	1,237	-	1,237
Net Cash Provided by (Used in) Financing Activities	13,664	-	13,664
CHANGE IN CASH	317	-	317
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$317	$-	$317

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$2,500	$2,500

See notes to the financial statements.

B-Maven, INC.

(a Development Stage Company)

Notes to the Financial Statements

June 30, 2012

NOTE 1 – ORGANIZATION

B-Maven, Inc. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation. Following its formation, the Company issued 2,500,000 shares of its common stock to our founder, as consideration for the purchase of product formulas and product samples. Our founder paid approximately $1,500 for the product formulas and samples which was acquired by Ms. Jones over time. The acquisition was valued at $2,500.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

The Company plans to be engaged in the business of developing, manufacturing, marketing and selling of a collection of cosmetic products, a skin care line combining science with nature to form an advanced beauty treatment. The Company owns the rights to its intellectual property, E-Scentual, an anti-aging formula that is the main ingredient in the E-Scentual Skin Care Collection.

The Company on August 1, 2012 completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a June 30, year-end.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

e. Earnings (Loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

f. Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

g. Advertising

Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

h. Intangible Assets

Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

For the year ended June 30, 2012 we recognized $1,250 in amortization expense. Our product formulas and product samples was placed in service on July 1st, 2011. We are amortizing these costs over twenty four (24) months.

i. Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC). Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year. An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its initial public offering (IPO), (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Among other requirements, the JOBS Act exempts an EGC from the requirements to adopt new or revised accounting standards that are effective for public companies. Instead, the effective dates for private companies for such standards will apply to an EGC. Section 107(b) of the JOBS Act permits an EGC to “opt out” of the accounting standard exemption and apply new or revised accounting standards on the same basis as a public company.

Under the JOBS Act, the Company meets the definition of an EGC. During the period it continues to be eligible for EGC status, the Company will apply new or revised accounting standards following the effective dates for private companies.

In July 2012, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update or ASU, 2012-02, Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment, that allows entities to have the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASC 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In December 2011, the FASB issued the ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU 2011-12 was issued to allow the FASB time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. During the re-deliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU 2011-05 was issued. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material effect on its financial statements.

In September 2011, the FASB issued the ASU 2011-08, Intangibles—Goodwill and Other: Testing Goodwill For Impairment, that allows entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If any entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step goodwill impairment test is required. An entity has the unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In June 2011, the FASB issued the ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The guidance is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a significant effect on its financial statements.

In May 2011, FASB issued ASU 2011-04, which generally represents clarifications of Topic 820, Fair Value Measurement, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards, or IFRSs. ASU 2011-04 should be applied prospectively and is effective for annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this ASU 2011-04 to have an impact on its financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $81,352 and a deficit accumulated during the development stage of $27,163 at June 30, 2012.  As of June 30, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues by developing and selling its skin care products, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and produce inventory to generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company issued 5,000,000 shares of its common stock to its incorporator, chief executive officer and president for organization costs/services. These services were valued at $5,000. Following its formation, the Company issued 2,500,000 shares of common stock to our incorporator, chief executive officer and president, as consideration for the purchase of product formulas and product samples. Our incorporator, chief executive officer and president paid approximately $2,500 in producing the product formulas and other product materials to produce additional products. The acquisition of the product formulas and product samples was valued at $2,500.

At June 30, 2012, there were 7,500,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of June 30, 2012 the Company received $1,237 in loan proceeds from our shareholder and founder in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

NOTE 6 – LOANS - UNRELATED PARTIES

As of June 30, 2012 the Company received $12,427 in net loan proceeds from two unrelated parties who are business acquaintances of our shareholder and founder in order to fund working capital expenses. The Company received a total of $17,427 during the year ended June 30, 2012 of which the Company repaid $5,000 to an unrelated party. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 7 – DEFERRED OFFERING COSTS

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering will offset proceeds recorded as equity if the transaction is completed or charged to expense if the common stock offering is not completed. As of June 30, 2012, deferred offering costs are $60,439.

On August 1, 2012, deferred offering costs of $60,439 were offset against proceeds received from the common stock offering of $25,000 (see Note 9 – Subsequent Events).

NOTE 8 – INCOME TAXES

As of June 30, 2012 and 2011, the Company had net operating loss carry forwards of $27,163 and $5,665, respectively, that may be available to reduce future years’ taxable income through 2031.

	As of June 30, 2012	As of June 30, 2011

Deferred tax assets:
Net operating tax carryforwards	$10,594	$2,209
Other	-	-
Gross deferred tax assets	10,594	2,29
Valuation allowance	(10,594)	(2,209)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after June 30, 2012 and through the date of issuance of these audited financial statements.

On August 1, 2012 the Company completed its offering pursuant to a registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of June 30, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of June 30, 2012.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting as smaller reporting companies are not required to include such report and EGC’s are exempt from this requirement entirely until they are no longer an EGC.  Management’s report is not subject to attestation by the Company’s independent registered public accounting firm.

Limitations on the Effectiveness of Controls

Management has confidence in its internal controls and procedures. The Company’s management believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of B-Maven, Inc. as of June 30, 2012.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Anna C. Jones	Director, Chairman, President and Chief Executive Officer, Chief Financial Officer, and Secretary & Treasurer	37	June 24, 2011

The board of directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the board of directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Anna Celeste Jones – founded the Company in June 2011. Ms. Jones through various family members over the past two decades has been exposed to the world of herbology; which began early in her upbringing as well as being taught about effective facial creams, sports balms and tinctures and their development. Ms. Jones has studied physiology, rehabilitation, nutrition and derma-care through a variety of programs available in Southern California. Ms. Jones currently works as a special cases manager with Work Comp Medical Services, Inc., a physicians scheduling and billing company based in San Diego. She has been with this organization for more than ten years. Ms. Jones is a self trained entrepreneur who has been involved with several projects and programs that have focused on internal as well as external processes that support healthy skin, which provides significant research for local universities. Ms. Jones has not held any executive positions in any public company nor does Ms. Jones have any accounting, financial reporting or legal education or experience that would be necessary as the business grows.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review, and other information known to the Company, during and with respect to the fiscal year ended June 30, 2012, we believe that all directors, officers and beneficial owners of more than 10 percent of our registered shares timely filed all reports required by Section 16(a) of the Exchange Act.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current executive officer in our most recent fiscal year ended June 30, 2012 and for the period June 24, 2011(inception) through June 30, 2011:

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1] Anna C. Jones CEO, CFO and Director	2012	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	5,000	5,000

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended June 30, 2012 and 2011.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units held by our named executive officers vested, during the fiscal years ended June 30, 2012 and 2011.

Outstanding Equity Awards at Fiscal Year-end Table

None of our named executive officers held any unexercised options and unvested stock awards previously awarded as of June 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of September 27, 2012, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Anna C. Jones (3) CEO, CFO and Director	7,500,000	75.0%

All Officers, Directors and Control Persons as a Group	7,500,000	75.0%

Notes:

 (1)  Based on 10,000,000 shares of common stock issued and outstanding as of September 27, 2012. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

 (2)  No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

 (3) Anna C. Jones is the Company's President, CEO, CFO, Treasurer, Secretary and Director. Ms. Jones acquired five million (5,000,000) on June 24, 2011 for incorporation services and an additional two million five hundred thousand (2,500,000) shares on June 27, 2011 in exchange for product formulas and product samples.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB, on which we have made an application to have our shares of common stock quoted, does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Anna C. Jones is not an independent director because she currently holds the title of an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the year ended June 30, 2012 and for the period June 24, 2011 (inception) through June 30, 2011 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2012 and 2011 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	June 30, 2012	June 30, 2011
Audit fees (1) - PLS CPA’s	$6,500	$-
Audit-related fees - PLS CPA’s	-	-
Tax fees - PLS CPA’s	-	-
All other fees - PLS CPA’s	-	-
Total Fees	$6,500	$-

Notes:

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

In its capacity, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS

B-Maven, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement between B-Maven, Inc., and its counsel
*10.2	Agreement regarding Conflict of Interest
**10.3	Termination Agreement between B-Maven, Inc., and Gary B. Wolff, P.C.
23.1	Consent of PLS CPA, a professional corporation
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*99.01	Form of Subscription Agreement
*99.02	Escrow Agreement between the Company and Gary B. Wolff, P.C.
**99.03	Fund Retention Agreement between the Company and The Quick Law Group P.C.
**99.04	Amended Form of Subscription Agreement
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

*Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference.

** Filed with the SEC on April 6, 2012 as part of our Registration Statement on Form S-1 Pre-effective Amendment #4 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 27, 2012

B-Maven, Inc.

(the registrant)

By: /s/ Anna C. Jones

By: Anna C. Jones, President, CEO, Principal Executive Officer,

Treasurer, Chairman, Principal Financial Officer

and Principal Accounting Officer