Form 10-Q
period 2012-09-30
B-MAVEN, INC.
filed 2012-11-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to ___________

Commission file number 333-176376

B-Maven, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3272 Reynard Way, San Diego, CA	92103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (619) 846-4614

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Copies of communications to:

Quick Law Group P.C.

1035 Pearl Street, Suite 403

Boulder, Colorado 80302

720-259-2292

Attn: Jeffrey M. Quick

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No   X  .

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

Yes   X  . No      .

The number of shares of the registrant’s common stock outstanding as of November 14, 2012 was 10,000,000 shares.

B-MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of B-Maven, Inc. at September 30, 2012 (unaudited) and June 30, 2012 (audited)	3

	Statements of Operations of B-Maven, Inc. for the Three Months ended September 30, 2012 and 2011, and for the period June 24, 2011 (Inception) through September 30, 2012 (unaudited)	4

	Statement of Cash Flows of B-Maven, Inc. for the Three Months ended March 31, 2012 and 2011, and for the period June 24, 2011 (Inception) through September 30, 2012 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	(Removed and Reserved)	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I.  FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	September 30, 2012 (unaudited)	June 30, 2012 (audited)
ASSETS

CURRENT ASSETS:
Cash	$10,519	$317
Inventory	530	530
Total Current Assets	11,049	847

OTHER ASSETS:
Deferred offering costs	-	60,439
Intangible asset – Product formulas, net	937	1,250
Total Other Assets	937	61,689

TOTAL ASSETS	$11,986	$62,536

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$63,902	$68,535
Loans – related party	1,237	1,237
Loans – unrelated parties	12,595	12,427
TOTAL LIABILITIES	77,734	82,199

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,00 and 7,500,000 shares issued and outstanding, respectively	10,000	7,500
Additional paid in capital	(37,939)	-
Deficit accumulated during development stage	(37,809)	(27,163)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(65,748)	(19,663)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,986	$65,536

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations

 (unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the period June 24, 2011 (inception) through September 30, 2012

Revenue	$-	$-	$-

Expenses:
Samples/marketing expense	-	754	2,988
Consulting and other expenses	9,533	4,777	26,793
Amortization expense	313	313	1,563
Organization expenses	-		5,665
Loss before provision for income tax	9,846	5,844	37,009

Provision for income tax	800	-	800

Net loss	$(10,646)	$(6,095)	$(37,809)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	9,130,435	7,500,000

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows

 (unaudited)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the period June 24, 2011 (inception) through September 30, 2012

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(10,646)	$(5,844)	$(37,809)
Amortization	313	313	1,563
Shares issued for organizational expense	-	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase) in inventory	-	(443)	(530)
Change in accrued expenses	4,602	4,300	12,698
Change in deferred expenses	-	(4,469)	-
Net Cash Provided by (Used in) Operating Activities	(5,731)	(6,143)	(19,078)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	25,000	-	25,000
Deferred offering costs paid in cash	(9,235)	-	(9,235)
Proceeds of loans from unrelated parties	168	6,147	17,595
Repayment of loans from unrelated party	-	-	(5,000)
Proceeds of loan from related party	-	376	1,237
Net Cash Provided by (Used in) Financing Activities	15,933	6,523	29,597
CHANGE IN CASH	10,202	380	10,519
CASH AT BEGINNING OF PERIOD	317	-	-
CASH AT END OF PERIOD	$10,519	$380	$10,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$-	$800
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements (unaudited)

September 30, 2012

NOTE 1 – ORGANIZATION

B-Maven, Inc. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation. Following its formation, the Company issued 2,500,000 shares of its common stock to our founder, as consideration for the purchase of product formulas and product samples. Our founder paid approximately $2,500 for the product formulas and samples which were acquired by Ms. Jones over time. The acquisition was valued at $2,500.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2012 and notes thereto contained in our 10-K Annual Report filed on September 27, 2012.

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company elected a June 30, year-end.

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

For the three month period ended September 30, 2012 we recognized $313 in amortization expense. Our product formulas and product samples was placed in service on July 1st, 2011. We amortize these costs over a twenty four (24) month period.

i. Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $66,685 and a deficit accumulated during the development stage of $37,809 at September 30, 2012.  As of September 30, 2012, the Company had not generated any revenue and had no committed sources of capital or financing.

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

At September 30, 2012, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of September 30, 2012 the Company had received $1,237 in loan proceeds from our majority shareholder and founder in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

NOTE 6 – LOANS - UNRELATED PARTIES

As of September 30, 2012 the Company had received $12,595 in net loan proceeds from two unrelated parties who are business acquaintances of our shareholder and founder in order to fund working capital expenses. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 7 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consist principally of accounting fees, legal fees and other fees incurred through the balance sheet date that are related to the proposed common stock offering. Deferred offering costs related to the common stock offering were offset against the proceeds recorded as equity received from our common stock offering. On August 1, 2012, deferred offering costs of $60,439 were offset against additional paid in capital received from the common stock offering. The Company’s deferred offering cost balance of $42,500 is included in accrued expenses.

NOTE 8 – INCOME TAXES

As of September 30, 2012, the Company had net operating loss carry forwards of $37,809 that may be available to reduce future years’ taxable income through 2031.

As of September 30, 2012

Deferred tax assets:
Net operating tax carryforwards	$14,745
Other	-
Gross deferred tax assets	14,745
Valuation allowance	(14,745)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

On October 9, 2012 the Company reached a settlement (revised) with Gary B. Wolff, P.C. whereby the outstanding amount due of $20,000 was reduced by $11,000 to $9,000 and is to be paid upon the earlier of December 31, 2012 or a change of control of the Company. Pursuant to the settlement (revised), the Company made a partial payment of $4,000 against the $9,000 balance and carries a current payable due of $5,000. The Company intends to pay the revised settlement balance as soon as funds are available.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements:  Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance.  When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Form 10-Q does not have any statutory safe harbor for this forward looking statement.  We undertake no obligation to update publicly any forward-looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10-Q (the “Financial Statements”).  The financial statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”).  Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview

B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, president, and chief executive officer. As of November 14, 2012, we had one employee, our founder, president, and chief executive officer, Ms. Jones. For the remainder of fiscal year 2012, Ms. Jones will devote at least twenty (20) hours a week to us but may increase the number of hours as necessary.

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

We are a development stage company and have no financial resources. We have not established or attempted to establish a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We are at the very earliest of stages in development of our business plan. We have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this marketplace. To date, we have not sold any products and cannot predict when our products will be sold or distributed, even though we have two orders for product placed for the holidays. These sales are not priced at full retail, but at a discount to what we expect to receive on the retail shelves. We believe that we may have an advantage with our founder, president, and chief executive officer’s industry relationships and soliciting the help of these relationships in growing our business model.

We are a development stage company and have limited financial resources. We have not established or attempted to establish a source of equity or debt financing, however, we intend to have discussions with a number of financial advisors and smaller investment banks regarding obtaining financing. Our auditors included an explanatory paragraph in their report on our financial statements that states that “the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.” We are at the very earliest of stages in development of our business plan. We have a significant amount of work that needs to be done and funds that need to be raised in order to compete within the marketplace. To date, we have not developed any saleable products and cannot predict when a saleable product will be developed. We believe that we may have an advantage with our founder, president, and chief executive officer’s industry relationships and soliciting the help of these relationships in growing our business.

As of September 30, 2012, we had limited assets which consisted of cash of $10,519. In order to fund the development of our business and our working capital needs for the next 12 months, we intend to attempt to secure funding from the sale of common stock, preferred equity, from stockholder or non-related party loans, or from funding provided by strategic partners. Furthermore in order to be able to implement our plan of operations, we anticipate that the cost to develop our products could be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase initial raw material inventory for initial production, labeling and packaging, and introduce marketing and advertising programs that educate as well as excite our targeted customers. If we are not successful in raising additional financing, we will not be able to proceed with our business plan.

Proposed Business

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

To date, we have not produced a saleable product, however the Company’s plan is to reach the point where we begin generating sufficient revenue from our skincare products to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to introduce products gradually, beginning in the first or second calendar quarter of 2013; however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop the various products could be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase initial raw material inventory for initial production, labeling and packaging, and introduce marketing and advertising programs that will educate as well as excite our customer demographics.

Our only source of capital at this time has been the proceeds from our offering and loans provided by third parties and our President. We must raise additional capital in the form of equity or debt financing in order to implement our business strategy. Upon our becoming a publicly traded company, we expect to contact private equity funds, angel investors and others known to our president and the professionals with whom we deal with in order to raise the necessary financing. The Company believes that if it can raise at least 50% or more of its additional financing requirements, it will be able to move forward with the first phase of its business plan.

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

•

Web site offering primarily static content and “brochure-ware” to support advertising, promotion and marketing communications efforts the E-Scentual products

•

simple feedback mechanisms, typically using email or product surveys from customers who participate in sampling and tester development

•

market prospecting and outside sales professional training

Phase 2 (3-4 months in duration; $15,000 est. costs)

•

interactive Web applications for real-time content capture and delivery

•

leverage progressive formula development from existing and potential:

•

sources – tester and sample users

•

manufacturing – building with world class efforts and quality control

•

clients, prospects, suppliers, partners, stakeholders

•

a framework for collaboration and community interest in our products – all natural

Phase 3 (3-4 months in duration; $30,000 est. costs)

•

develop transaction-based systems to enhance product sales and target marketing

•

customer profile building, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal consumer’

•

targeted one to one delivery with retail operations using distributors

•

integrated information and communications environments, combining voice, image, and data to assist with product sales and target marketing

•

simple system-to-system exchanges for routine transactions

Phase 4 (3-4 months in duration; $40,000 est. costs)

•

real-time dynamic information exchange while building psychodynamic customer profiles and ‘world class’ product development

•

advanced system-to-system exchanges for all transactions

•

real-time performance support systems – sales, production, and marketing

We believe that our products may begin to generate limited revenues by selective placement and grass roots marketing efforts within the Southern California market within 180 to 270 days after we receive additional financing. These product placement and marketing efforts are conditional upon us receiving additional financing as our current financial resources are not enough to pursue these actions.

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

Employees

As of November 14, 2012, we had one employee, our founder, president, and chief executive officer, Ms. Jones. During calendar year ending December 31, 2012 (dependent on financing and available working capital), Ms. Jones will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Ms. Jones is allowed to devote this time to our Company as she is not limited or restricted from being involved with us by her current employer.  Ms. Jones is under no contractual agreement with the Company. However, our founder, president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic product formulation and product packaging on her own without any cash compensation while she seeks other sources of funding for the Company and its business plan.

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

Critical Accounting Policies

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

Financial Condition and Results of Operations

Operations

We were incorporated on June 24, 2011 and acquired our product formulas and sample products on June 27, 2011. All of the activity through September 30, 2012 involved incorporation efforts, planning and acquiring our formulas, developing our E-Scentual product line, completing our registered offering, as well as establishing marketing relationships for our products.

We are a development stage company and have extremely limited financial resources. We have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in their report for our annual report filed on form 10-K emphasizing the uncertainty of our ability to remain a going concern. At the time of this filing, we are a “shell company” as such term is defined by Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act.

B-Maven is in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form an effective beauty treatment. BMI owns the rights to its intellectual property, E-Scentual, what we believe to be an anti-aging formula that is the main ingredient in the E-Scentual Skin Care Collection.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our skincare products to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to introduce products gradually, beginning in the winter of 2012-2013; however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop the various products could be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase initial raw material inventory for initial production, labeling and packaging, and introduce marketing and advertising programs that will educate as well as excite our customer demographics.

Our only source of capital at this time has been the proceeds from our offering and loans provided by third parties and our President. We must raise additional capital in the form of equity or debt financing in order to implement our business strategy. Upon becoming a publicly traded company, we will contact private equity funds, angel investors and others known to our president and the professionals with whom we deal in order to raise the necessary financing. The Company believes that if it can raise at least 50% or more of its additional financing requirements, it will be able to move forward with the first phase of its business plan.

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

•

Web site offering primarily static content and “brochure-ware” to support advertising, promotion and marketing communications efforts the E-Scentual products

•

simple feedback mechanisms, typically using email or product surveys from customers who participate in sampling and tester development

•

market prospecting and outside sales professional training

Phase 2 (3-4 months in duration; $15,000 est. costs)

•

interactive Web applications for real-time content capture and delivery

•

leverage progressive formula development from existing and potential:

•

sources – tester and sample users

•

manufacturing – building with world class efforts and quality control

•

clients, prospects, suppliers, partners, stakeholders

•

a framework for collaboration and community interest in our products – all natural

Phase 3 (3-4 months in duration; $30,000 est. costs)

•

develop transaction-based systems to enhance product sales and target marketing

•

customer profile building, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal consumer’

•

targeted one to one delivery with retail operations using distributors

•

integrated information and communications environments, combining voice, image, and data to assist with product sales and target marketing

•

simple system-to-system exchanges for routine transactions

Phase 4 (3-4 months in duration; $40,000 est. costs)

•

real-time dynamic information exchange while building psychodynamic customer profiles and ‘world class’ product development

•

advanced system-to-system exchanges for all transactions

•

real-time performance support systems – sales, production, and marketing

We believe that our products may begin to generate limited revenues by selective placement and grass roots marketing efforts within the Southern California market within 120 to 150 days after we receive additional financing. These product placement and marketing efforts are conditional upon us receiving additional financing as our current financial resources are not enough to pursue these actions.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Three month period ended September 30, 2012 compared to the three month period ended September 30, 2011:

The Company had no revenues for the three month period ended September 30, 2012 nor for the three month period ended September 30, 2011.

General and administrative expense for the three month period ended September 30, 2012 was $9,533 compared to $5,531 for the three month period ended September 30, 2011. For the three month period ended September 30, 2012, this consisted primarily of consulting expenses of $4,600, audit and accounting, and other costs associated with being publicly reporting company of $4,722, sample and marketing related expenses of $0, and other expenses of $211, compared to the three month period ended September 30, 2011 where we incurred $4,600 in consulting expenses, sample and marketing related expenses of $754, and other expenses of $177. For the three months ended September 30, 2012, and for the three months ended September 30, 2011 we recognized amortization expenses of $313. For the three month period ended September 30, 2012 we recorded state income tax expense of $800. We anticipate that as we expand our business operations our costs may increase substantially thereby limiting our ability to secure or spend funds on product development and marketing.

Net loss per share for the three months ended September 30, 2012 and 2011 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since acquiring the product formulations, most of our resources and work have been devoted to planning our business, implementing systems and controls, completing our registered offering, developing samples and testing our products, as well as initiating marketing and sales relationships. Currently, the Company will primarily work on our intended service offerings as well internal development of software for which we have developed our initial framework of and completed some coding of this software. We believe that the work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, will range between $80,000 and $100,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended services and software products to the public. If we are only able to use internal resources only (primarily consisting of the services of our founder, president, and chief executive officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our founder, president, and chief executive officer to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis” their function and assistance is limited by our availability of financing.  Our goal would be to have software product available, services available, multiple sales channels and a comprehensive corporate website up and running within six months, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, we believe will be sought from former business associates of our founder, president, and chief executive officer, from our existing shareholders, or through private investors referred to us by those same business associates or our shareholders. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We are a public entity, subject to the reporting requirements of the Exchange Act of 1934, and incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower. These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

As of September 30, 2012, we owed $63,902 in connection with legal fees and other professional services related to the offering, general business expenses, and product development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above due and owing to our former legal counsel, and our current legal counsel. There are no other significant liabilities recorded at September 30, 2012.

As of September 30, 2012, we owed $12,595 in connection with interest-free demand loans from two unrelated parties, and $1,237 from a related party. The proceeds were used for basic working capital purposes and costs associated with the offering. As of September 30, 2012, we owed our former legal counsel $20,000 as settlement for its professional services. However, on October 9, 2012 the Company reached a revised settlement with its former legal counsel whereby the outstanding amount due of $20,000 was reduced by $11,000 to $9,000 which we made a partial payment of $4,000 against, resulting in a current payable due of $5,000. As of September 30, 2012 owed our current legal counsel $22,500 for their services relative to our offering, however, on October 2, 2012 our current legal counsel agreed to reduce their fee by $3,000, resulting in a current payable due of $19,500. We owe and additional $21,400 to our consulting and marketing services firm.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Fry, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officers and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations.  Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented.  Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending September 30, 2012.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

Risks Related to the Business

B-Maven has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of $10,519 as of September 30, 2012. We have negative working capital of $66,685 and a stockholders’ deficit of $65,748 at September 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond the amount that we received from our offering. The financing sought may be in the form of equity or debt financing from various sources not yet identified. We shall seek the necessary additional financing to further pursue our business plan. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans from our founder, president, and chief executive officer, as well as unaffiliated third parties, are sufficient to keep our business operations functioning for the next four to six months. We do not have a formal agreement with our founder, president, and chief executive officer to fund the Company’s working capital needs; however our founder, president, and chief executive officer’s current plan is to do almost of the work on her own without cash compensation while she seeks other sources of funding. The Company has started production of sample inventory for its proposed product line through Ms. Jones’s efforts, as well as through the efforts of a consulting firm working with us on an as “needed basis.” We currently spend between $3,000 and $4,000 per month in operational expenses. We owe Gary B. Wolff, PC, our former legal counsel, $5,000 for legal services associated with the offering (see Note 9 – Subsequent Events), as well as we owe the Quick Law Group, our current legal counsel, $19,500 for legal services associated with our offering. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our founder, president, and chief executive officer or others who know our founder, president, and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our founder, president, and chief executive officer or others to continue our operations beyond a month-to-month basis.

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

We intend to acquire key-man life insurance on the life of Ms Jones naming us as the beneficiary when and if we obtain the resources to do so and if she is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Ms. Jones’ current employment does not limit or restrict her from being involved with our Company, and her employment allows her the flexibility to provide at least 20 hours per week to our Company.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2012, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products will occur or be significant enough or that we will be able to sell its products at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

There are also no assurances that we will obtain sufficient financing or resources to enter into agreements with manufacturers.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Following the effective date of our Registration Statement, which went effective on June 19, 2012, we are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, which was granted on June 19, 2012, we became required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

As a public company, we have to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to continue as a going concern.

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our founder, president, and chief executive officer.

We have only one director who also serves as our founder, president, and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of board members is decided in favor of the chairman (who is our founder, president, and chief executive officer), which gives him complete control over all corporate issues.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (90,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

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

Through to date there has been no established trading market for our common stock, and most likely in the near future no established public market will ever be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA,  has not been approved and there can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether –

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. While DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

Our board of directors (consisting of one person, our founder, president, and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

Upon completing our offering on August 1, 2012, our founder, president, and chief executive officer decreased her beneficial ownership from 100% to 75%.. Because of her beneficial stock ownership, our founder, president, and chief executive officer will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder, president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our founder, president, and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our founder, president, and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

The vast majority of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected..

Of the 10,000,000 presently outstanding shares of common stock, 7,500,000 shares are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

As of the effective date of our registration statement (June 19, 2012), we became subject to certain informational requirements of the Exchange Act, as amended and we are required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the first year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We may still be required to deliver periodic reports to security holders, however, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 shareholders of record or 500 shareholders of record who are not "accredited investors" (or 2,000 shareholders of record in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited. For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending September 30, 2012

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

B-Maven, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement between B-Maven, Inc., and its former counsel
*10.2	Agreement regarding Conflict of Interest
**10.3	Termination Agreement between B-Maven, Inc., and Gary B. Wolff, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

*Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference

** Filed with the SEC on April 6, 2012 as part of our Registration Statement on Form S-1 Pre-effective Amendment #4 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2012

B-MAVEN, INC.

(the registrant)

By: /s/ Anna C. Jones

By: Anna C. Jones, President, CEO,

Principal Executive Officer, Treasurer,

Chairman, Principal Financial Officer and

Principal Accounting Officer