Form 10-Q
period 2012-12-31
B-MAVEN, INC.
filed 2013-02-08
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2012

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from               to

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

Large accelerated filer

      .

Accelerated filer

      .

Non-accelerated filer

      .

Smaller reporting company

  X .

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes       .  No   X .

The number of shares of the registrant’s common stock outstanding as of February 8, 2013 was 10,000,000 shares.

B-MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of B-Maven, Inc. at December 31, 2012 (unaudited) and June 30, 2012 (audited)	3

	Statements of Operations of B-Maven, Inc. for the Six Months and Three Months ended December 31, 2012 and 2011, and for the period June 24, 2011 (Inception) through December 31, 2012 (unaudited)	4

	Statement of Cash Flows of B-Maven, Inc. for the Six Months ended December 31, 2012 and 2011, and for the period June 24, 2011 (Inception) through December 31, 2012 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	(Removed and Reserved)	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	December 31, 2012 (unaudited)	June 30, 2012 (audited)
ASSETS

CURRENT ASSETS:
Cash	$3,579	$317
Inventory	425	530
Total Current Assets	4,004	847

OTHER ASSETS:
Deferred offering costs	-	60,439
Intangible asset – Product formulas, net	625	1,250
Total Other Assets	625	61,689

TOTAL ASSETS	$4,629	$62,536

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$45,500	$68,535
Sales revenue received in advance	5,000	-
Loans – related party	1,338	1,237
Loans – unrelated parties	17,887	12,427
TOTAL LIABILITIES	69,725	82,199

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,00 and 7,500,000 shares issued and outstanding, respectively	10,000	7,500
Additional paid in capital	(23,939)	-
Deficit accumulated during development stage	(51,157)	(27,163)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(65,096)	(19,663)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,629	$62,536

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations

 (unaudited)

	For the six months ended December 31, 2012	For the six months ended December 31, 2011	For the period June 24, 2011 (inception) through December 31, 2012

Revenue	$625	$-	$625
Cost of goods gold	105	-	105
Gross margin	520	-	520

Expenses:
Samples/marketing expense	726	1,088	2,276
Consulting and other expenses	22,362	8,364	41,061
Amortization expense	625	625	1,875
Organization expenses	-	-	5,665
Total expenses	23,713	10,077	50,877

Provision for income tax	800	-	800

Net loss	$(23,993)	$(10,077)	$(51,157)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	9,565,217	7,500,000

	For the three months ended December 31, 2012	For the three months ended December 31, 2011

Revenue	$625	$-
Cost of goods sold	105	-
Gross margin	520	-

Expenses:
Samples/marketing expense	726	334
Consulting and other expenses	12,829	3,587
Amortization expense	312	312
Organization expenses	-	-
Total expenses	13,867	4,233

Provision for income tax	-	-

Net loss	$(13,347)	$(4,233)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,000,000	7,500,000

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows

 (unaudited)

	For the six months ended December 31, 2012	For the six months ended December 31, 2011	For the period June 24, 2011 (inception) through December 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(23,993)	$(10,077)	$(51,157)
Amortization	625	625	1,875
Shares issued for organizational expense	-	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase) decrease in inventory	105	(616)	(425)
Increase in sales revenue received in advance	5,000	-	5,000
Increase in accrued expenses	17,903	26,685	45,500
(Increase) in deferred expenses	-	(26,724)	-
Net cash provided by (used in) operating activities	(360)	(10,107)	(5,793)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	25,000	-	25,000
Deferred offering costs paid	(26,939)	-	(46,439)
Proceeds of loans from unrelated parties	5,460	10,823	22,887
Repayment of loan from unrelated party	-	-	(5,000)
Proceeds of loan from related party	101	643	1,338
Net cash provided by (used in) financing activities	3,622	11,466	2,214
CHANGE IN CASH	3,262	1,359	3,579
CASH AT BEGINNING OF PERIOD	317	-	-
CASH AT END OF PERIOD	$3,579	$1,359	$3,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$-	$800
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements (unaudited)

December 31, 2012

NOTE 1 – ORGANIZATION

B-Maven, Inc. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation. Following its formation, the Company issued 2,500,000 shares of its common stock to our founder, as consideration for the purchase of product formulas and product samples. Our founder paid approximately $2,500 for the product formulas and samples which were acquired over time. The acquisition was valued at $2,500.

The Company has generated limited revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

The Company is engaged in the business of developing, manufacturing, marketing and selling of a collection of cosmetic products, a skin care line combining science with nature to form an advanced beauty treatment. The Company owns the rights to its intellectual property, E-Scentual, an anti-aging formula that is the main ingredient in the E-Scentual Skin Care Collection.

The Company on August 1, 2012 completed its offering filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

B-Maven, Inc. was formerly deemed a “shell company” as defined in Rule 12-b2 under the Exchange Act. As of the date of this report on Form 10-Q, filed February 8, 2013, we are no longer deemed a “shell company” due to the sale of our products and purchase orders for additional product.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Interim Financial Statements and Basis of Presentation - The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2012 and notes thereto contained in our 10-K Annual Report filed on September 27, 2012.

b. Basis of Accounting - The Company’s financial statements are prepared using the accrual method of accounting. The Company elected a June 30, year-end.

c. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d. Stock-based Compensation -The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

e. Use of Estimates and Assumptions - Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

f. Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

g. Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

h. Revenue Recognition - We recognize revenues in accordance with ASC 605, Revenue Recognition ("ASC 605"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) shipment of products has occurred or services have been rendered; (iii) the sales price charged is fixed or determinable; and (iv) collection is reasonably assured. Our shipment terms are FOB shipping point as outlined in our sales agreements.

i. Advertising - Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

j. Intangible Assets - Intangible assets with finite lives are amortized over their estimated useful l life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

For the six month period ended December 31, 2012 we recognized $625 in amortization expense. Our product formulas and samples were placed in service on July 1st, 2011. We amortize these costs over twenty four (24) months.

k. Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $65,721 and a deficit accumulated during the development stage of $51,157 at December 31, 2012. As of December 31, 2012, the Company generated limited revenues and had no committed sources of capital or financing.

While the Company is attempting to generate additional revenues by marketing and distributing its skin care products, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further refine its business plan and produce inventory to generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances that it will accomplish either. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company upon formation issued 5,000,000 shares of its common stock to its incorporator, chief executive officer and president for organization costs/services. These services were valued at $5,000. Following its formation, the Company issued 2,500,000 shares of common stock to our incorporator, chief executive officer and president, as consideration for the purchase of product formulas and product samples. Our incorporator, chief executive officer and president paid approximately $2,500 in producing the product formulas and other product materials. Purchase price of the product formulas and samples was valued at $2,500.

The Company on August 1, 2012 completed its offering filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

At December 31, 2012, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of December 31, 2012 the Company received $1,338 in loan proceeds from our founder in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

NOTE 6 – LOANS - UNRELATED PARTIES

As of December 31, 2012 the Company received $17,887 in net loan proceeds from three unrelated parties who are business acquaintances of our founder in order to fund working capital expenses. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 7 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consist principally of accounting, legal and other fees incurred through the close of the common stock offering (August 1, 2012) that are directly related to the offering. Deferred offering costs were offset against the net proceeds received from our common stock offering. On August 1, 2012, deferred offering costs of $60,439 were offset against additional paid in capital. On or about December 24, 2012 an adjustment was made to additional paid in capital of $14,000, reflecting the final payment to our former legal counsel and a credit received from our current legal counsel which affected deferred offering costs. Accrued expenses include deferred offering costs outstanding of $19,500 as of December 31, 2012.

NOTE 8 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of $51,157 that may be available to reduce future years’ taxable income through 2031.

As of December 31, 2012

Deferred tax assets:
Net operating tax carryforwards	$19,951
Other	-
Gross deferred tax assets	19,951
Valuation allowance	(19,951)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events occurring after December 31, 2012 through February 8, 2013, the date the financial statements were available to be issued. The Company on January 29, 2013 received approval of its 15C-211 application with the Financial Industry Regulatory Authority (FINRA) and received the trading symbol ‘BMAV’.

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

Overview - B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, president, and chief executive officer. As of February 8, 2013, we had one employee, our founder, president, and chief executive officer, Ms. Jones. For the remainder of calendar year 2013, Ms. Jones will devote at least twenty (20) hours a week to us but may increase the number of hours as necessary.

The Company issued 5,000,000 shares of its common stock to Ms. Jones at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 2,500,000 shares of our common stock to Ms. Jones, in exchange for a product formulas and samples.

On August 1, 2012 the Company completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

We are an early stage company and have limited financial resources. We will continue to rely upon raising capital by selling additional shares in the Company, upon which our current shareholders may be further diluted, or by issuing debt as a source of financing.  In addition to our completed offering, the Company received short-term financing from independent third parties in the form of loans to cover expenses. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within this marketplace. To date, we have had limited sales of our formulated products and cannot predict when our products will be sold or distributed through regular retail outlets, wholesale channels, and/or through our international distribution partner.

During the quarter ended December 31, 2012, we continued in the development of our skin care products business through building product inventory and generating sales and sales leads. During December 2012 we received a firm purchase order for which we received advanced monies against the sale of the product. While this purchase order was priced at a discount to anticipated suggested retail price, we believe the turning point of sales generation and beginning product distribution with multiple parties validates our go-to-market strategy and expected initial acceptance of our products.

As of December 31, 2012, we had limited assets which consisted of cash of $3,579. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding from the sale of common stock, preferred stock, related and non-related party loans, or funding provided by strategic partners. Furthermore in order to be able to further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for initial commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall aging of the skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

Business - B-Maven is in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form what we believe to be an advanced beauty treatment using all natural ingredients. B-Maven has developed what it calls its basic “E-Scentual” product line, a proprietary anti-aging formula that will make up the main ingredient in our E-Scentual Skin Care Collection. B-Maven owns the intellectual property relating to E-Scentual, including the unique formulation of natural ingredients.

Based on the E-Scentual product formulations, B-Maven is developing a full spectrum of skin care products designed to naturally improve skin wellness and provide anti-aging properties through its E-Scentual Skin Care Collection. The E-Scentual system combines science with nature to form an advanced beauty treatment, using a variety of essential oils and other naturally produced and available ingredients. Utilizing aromatherapy and a variety of specific actives and botanically-based formulas that include our proprietary process, E-Scentual products are intended to deliver a dramatic improvement in general health, well-being and increased vitality for the user in great looking skin. The Company is constantly developing and testing its own products through the skills of its president, engaging in discussions with potential suppliers, vendors, and distributors and prospecting initial product placement at select salons and beauty care studios. We believe, and anecdotal evidence suggests that B-Maven’s products stimulates cell renewal, prevents and reduces the appearance of wrinkle and fine lines, dark circles, spider veins, rosacea, and reduced under eye puffiness. Our initial observations, based on limited product development and product testing primarily in the San Diego area, have demonstrated our products provide  these effects. However, we cannot guarantee that our products will continue to have these qualities or generate such positive results on a widespread basis or otherwise.

We believe that E-Scentual, our intellectual property, is a unique formula blend made of essential oils, botanicals and other natural ingredients that provide nourishment to the skin. This proprietary formula blend rapidly penetrates the skin delivering essential nutrients beneath the top layer of skin that the body uses in its natural process of collagen regeneration. Numerous anecdotal stories have described a dramatic decrease in the appearance of fine lines and wrinkles after regular use of our E-Scentual formulas.

The Company’s plan is to reach the point where we begin generating sufficient revenue from our skincare products to meet our financial obligations on a timely basis. In the early stages of our operation, we will keep costs to a minimum, and gradually introduce products into the market beginning the first or second calendar quarter of 2013; however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop the various products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for initial commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers.

Our only source of capital at this time has been the proceeds of our offering and loans provided by third parties and our President and founder. We must raise additional capital in the form of equity or debt financing in order to continue our business strategy. Once we become a publicly traded company, we expect to contact private equity funds, angel investors and others known to our president and professionals with whom we may deal with in order to raise the necessary financing. The Company believes that if it can secure at least 50% or more of its current financing requirements, it will be able to move forward and complete the first phase of its business plan.

Management believes that if it is successful in securing the necessary funds, of which there can be no assurances, we may generate sufficient sales revenue within 12 months of receiving those funds. However, while we hope that we will be successful in all of these efforts, additional equity or debt financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

Despite the aforementioned, in order to execute on our plan, we must seek additional financing and our ability to continue to execute our business plan is limited until we receive additional financing. If and when we obtain the required financing, we should be able to undertake our business plan through the following phases:

Phase 1 (3-4 months in duration; $15,000 est. costs)

•

 initial product formula program combined with local (grass roots) promotional efforts, simple but effective method of getting product out there

•

Web site offering primarily static content and “brochure-ware” to support advertising, promotion and marketing communications of the E-Scentual products

•

simple feedback mechanisms, typically using email or product surveys from customers who participate in sampling and tester development

•

 market prospecting and outside sales professional training

Phase 2 (3-4 months in duration; $15,000 est. costs)

•

 interactive Web applications for real-time content capture and delivery

•

leverage progressive formula development from existing and potential:

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

Based upon our recent efforts, we have begun to generate limited revenues by selective placement and grass roots marketing efforts within the Southern California market. Continuing with these product placement and marketing efforts are conditional upon us receiving additional financing as our current financial resources are not enough to pursue on a regular ongoing basis.

Intellectual Property - We have no patents or trademarks.

Government Regulation and Industry Standards - We believe that our business is not subject to material regulation under the laws of the United States or any of the states in which we plan to sell our products. Laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

Employees- As of February 8, 2013, we had one employee, our founder, president, and chief executive officer, Ms. Jones. During calendar year ended December 31, 2012, Ms. Jones devoted at least twenty (20) hours a week to us and increased that number as necessary. Ms. Jones is allowed to devote this time to our Company as she is not limited or restricted from being involved with us by her current employer. Ms. Jones is under no contractual arrangement with the Company. However, our founder, president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic product formulation and product packaging on her own without any cash compensation while she seeks other sources of funding for the Company and its business plan.

There are no written employment contracts or agreements in place with our founder, president, and chief executive officer.

Property- Our office and mailing address is 3272 Reynard Way, San Diego, CA. The space is provided to us by our president and CEO at no cost. Ms. Jones incurs no incremental costs as a result of our using this space. Therefore, she does not charge us for its use. There is no written lease agreement.

Litigation - We are not party to any pending, or to our knowledge, threatened litigation of any type.

Critical Accounting Policies- The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Seasonality-We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements-We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of the activity through December 31, 2012 involved business development efforts, planning, acquiring of, and developing our product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products.

We have limited cash reserves and need substantial amounts of capital to implement our planned business strategies. Given the currently unsettled state of the capital and credit markets, there is no assurance that we will be able to raise the amount of capital that we need to support our working capital requirements or for further investment in current or future operations. If we are unable to raise the necessary capital at the time we require such funding, we may have to materially change our plans, delay the implementation of our business strategy or curtail or abandon our business plan. Our independent registered public accounting firm included an explanatory paragraph in their report for our annual report filed on Form 10-K emphasizing the uncertainty of our ability to remain a going concern.

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report. We believe the perception that many people have of a public company makes it more likely they will accept restricted securities as consideration for indebtedness than they would from a private company. We have not performed any studies on this matter. Our conclusion is based solely on our own observations. However, there can be no assurances that we will be successful in getting anyone to accept restricted securities as payment for service or indebtedness. Additionally, the issuance of restricted shares will dilute the percentage of ownership of our current stockholders.

Six month period ended December 31, 2012 compared to the six month period ended December 31, 2011:

The Company generated limited revenues for the six month period ended December 31, 2012 of $625 and none for the six month period ended December 31, 2011. Cost of goods sold for the six month period ended December 31, 2012 was $105 and none for the six month period ended December 31, 2011. Gross margin on sales of product was $520 or 83.2% for the six month period ended December 31, 2012.

Consulting and other expense for the six month period ended December 31, 2012 was $22,362 compared to $8,364 for the six month period ended December 31, 2011. For the six month period ended December 31, 2012, this consisted primarily of consulting expense of $9,200, audit and accounting, and other costs associated with being a publicly reporting company of $12,603, and other expense of $559, compared to the six month period ended December 31, 2011 where we incurred $7,700 in consulting expense, and other expense of $664. Samples/marketing expense for the six month period ended December 31, 2012 consisted of costs for raw material and packaging to develop product samples of $226, and marketing expense of $500 compared to the six month period ended December 31, 2011 where we incurred costs for raw material and packaging to develop sample products of $1,088. For the six months ended December 31, 2012, and for the six months ended December 31, 2011 we recognized amortization expense of $625. For the six month period ended December 31, 2012 we recorded state income tax expense of $800. We anticipate that as we continue to expand our business operations our costs will increase substantially thereby limiting our ability to secure or spend funds on product development and marketing.

Net loss per share for the six months ended December 31, 2012 and 2011 was $(0.00) and $(0.00), respectively.

Three month period ended December 31, 2012 compared to the three month period ended December 31, 2011:

The Company generated limited revenues for the three month period ended December 31, 2012 of $625 and none for the three month period ended December 31, 2011. Cost of goods sold for the three month period ended December 31, 2012 was $105 and none for the three month period ended December 31, 2011. Gross margin on sales of product was $520 or 83.2% for the three month period ended December 31, 2012.

Consulting and other expense for the three month period ended December 31, 2012 was $12,829 compared to $3,587 for the three month period ended December 31, 2011 For the three month period ended December 31, 2012, this consisted primarily of consulting expense of $4,600, audit and accounting, and other costs associated with being a publicly reporting company of $7,881, and other expenses of $348, compared to the three month period ended December 31, 2011 where we incurred $3,100 in consulting expenses, and other expenses of $487. Samples/marketing expense for the three month period ended December 31, 2012 consisted of costs for raw materials and packaging to develop sample products of $226 and marketing expense of $500 compared to the three month period ended December 31, 2012 where we incurred costs for raw materials and packing to develop sample products of $334 For the three months ended December 31, 2012, and for the three months ended December 31, 2011 we recognized amortization expense of $312.

Net loss per share for the three months ended December 31, 2012 and 2011 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since acquiring the product formulations, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, developing formulas and samples and continued testing of our products, as well as initiating marketing and sales relationships.

We have no lines of credit or other bank financing arrangements. Generally, we financed operations to date through the proceeds of our registered offering and with loans from independent unrelated parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of raw material for inventory production; (ii) expenses associated with product packaging, labeling and associated marketing, (iii) development expenses associated with an early stage business; (iv) research and development costs associated with new product offerings, and (v) management/consulting costs, as well as general and administrative expenses, including those costs of being a publicly reporting company. We intend to finance these expenses with the further issuance of debt and equity securities. Thereafter, we expect we need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in further dilution to our current stockholders. Further, such financial instruments or securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock and/or as debt in the form of loans.

Raising private capital, we believe, will be sought from business associates of our founder, president, and chief executive officer, possibly from our existing shareholders, or through private investors referred to us by those same business associates or shareholders. To date, we have not received a financing commitment from any funding source and have not authorized any person or entity to seek funding on our behalf. If a market for our shares ever develops, of which there can be no assurance, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We are a public entity, subject to the reporting requirements of the Exchange Act of 1934, and incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year and may be significantly higher if our business volume and transactional activity increases but may be lower during our first year of being public because our overall business volume (and financial transactions) should be lower. These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use other noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent consultants and contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we are able to attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

As of December 31, 2012, we owed $64,725 in connection with legal fees and other professional services related to the offering, general business expenses, and product development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of December 31, 2012, we received $1,338 from our founder and $17,887 from unrelated parties in the form of loans to cover some of the costs associated with the offering, general business expenses, and our product development costs. There are no other significant liabilities recorded at December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Ms. Jones, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officers and Principal Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending December 31, 2012.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

Risks Related to the Business

B-Maven has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of $3,579 as of December 31, 2012. We have negative working capital of $65,721 and a stockholders’ deficit of $65,096 at December 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2012 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond the amount that we received from our offering. The financing sought may be in the form of equity or debt financing from various sources not yet identified. We shall seek the necessary additional financing to further pursue our business plan. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of loans from our founder, president, and chief executive officer, as well as unaffiliated third parties, are sufficient to keep our business operations functioning for the next three to six months. We do not have a formal agreement with our founder, president, and chief executive officer to fund the Company’s working capital needs; however our founder, president, and chief executive officer’s current plan is to do almost of the work on her own without cash compensation while she seeks other sources of funding. The Company started production of sample inventory for its product line through Ms. Jones’s efforts, as well as through the efforts of a consulting firm working with us on an as “needed basis.” We currently spend between $3,000 and $4,000 per month in operational expenses. We have generated limited revenues from sale of our products, and our expenses will be accrued or deferred until sufficient financing is obtained or our founder, president, and chief executive officer or others who know our founder, president, and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our founder, president, and chief executive officer or others to continue our operations beyond a month-to-month basis.

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

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities. Through December 31, 2012, we had limited operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products will occur or be significant enough or that we will be able to sell its products at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

We have not yet commercially released any of our proposed products on a wide scale. The market acceptance of skincare and cosmetic products varies significantly and cannot be predicted. Factors that may cause a skincare and cosmetic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors. Consumer demand for our proposed products also may be affected by word of mouth testimonials, fads, and general consumer trends. Since we have not consumer test marketed our products, we are not certain if any of our products will appeal to our target consumer market. While we have distributed samples of our products the targeted consumer market could be quite different from the end-users that have used our samples to date. There can be no assurance that any of our products will gain broad acceptance among consumers. Unless we can achieve a sufficient following of consumers who purchase our products, we will not operate profitably and may have to cease our operations. No assurance can be given that any of our products will achieve sufficient consumer acceptance.

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

Following the effective date of our registration statement, which was granted on June 19, 2012, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Through to date there has been no established trading market for our common stock, and most likely in the near future no established public market will ever be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, has just recently been approved. We are not permitted to file an application on our own behalf. While the application was accepted, there can be no assurance as to whether –

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we are able to have our shares of common stock quoted on the OTCBB, we will try, through a broker-dealer and clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually) between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. While DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Upon completion of our offering on August 1, 2012, our founder, president, and chief executive officer decreased her beneficial ownership from 100% to 75%. Because of her beneficial stock ownership, our founder, president, and chief executive officer continues to be in a position to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our founder, president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our founder, president, and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our founder, president, and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

None for the period ending December 31, 2012

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

Dated: February 8, 2013

B-MAVEN, INC.

(the registrant)

By: /s/ Anna C. Jones

By: Anna C. Jones, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer