Form 10-Q
period 2013-03-31
B-MAVEN, INC.
filed 2013-05-20
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2013

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from               to

Commission file number 333-176376

B-MAVEN, INC.

(Exact name of registrant as specified in its charter)

NEVADA

45-2808620

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

428 KATINDIG AVENUE, QUEZON CITY, METRO MANILA, PHILIPPINES

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

The number of shares of the registrant’s common stock outstanding as of May 20, 2013 was 10,000,000 shares.

B-MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of B-Maven, Inc. at March 31, 2013 (unaudited) and June 30, 2012 (audited)	3

	Statements of Operations of B-Maven, Inc. for the Nine Months and Three Months ended March 31, 2013 and 2012, and for the period June 24, 2011 (Inception) through March 31, 2013 (unaudited)	4

	Statement of Cash Flows of B-Maven, Inc. for the Nine Months ended March 31, 2013 and 2012, and for the period June 24, 2011 (Inception) through March 31, 2013 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		26

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	March 31, 2013 (unaudited)	June 30, 2012 (audited)
ASSETS

CURRENT ASSETS:
Cash	$671	$317
Inventory	212	530
Total Current Assets	883	847

OTHER ASSETS:
Deferred offering costs	-	60,439
Intangible asset – Product formulas, net	312	1,250
Total Other Assets	312	61,689

TOTAL ASSETS	$1,195	$62,536

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$50,950	$68,535
Sales revenue received in advance	5,000	-
Loans – related party	1,338	1,237
Loans – unrelated parties	15,638	12,427
TOTAL LIABILITIES	72,926	82,199

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 and 7,500,000 shares issued and outstanding, respectively	10,000	7,500
Additional paid in capital	(23,939)	-
Deficit accumulated during development stage	(57,792)	(27,163)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(71,731)	(19,663)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,195	$62,536

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations

 (unaudited)

	For the nine months ended March 31, 2013	For the nine months ended March 31, 2012	For the period June 24, 2011 (inception) through March 31, 2013

Revenue	$1,755	$-	$1,755
Cost of goods gold	318	-	318
Gross margin	1,437	-	1,437

Expenses:
Samples/marketing expense	726	1,204	2,276
Consulting and other expenses	29,602	13,586	48,300
Amortization expense	938	938	2,188
Organization expenses	-	-	5,665
Total Expenses	31,266	15,728	58,429

Provision for income tax	800	-	800

Net loss	$(30,629)	$(15,728)	$(57,792)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	9,708,029	7,500,000

	For the three months ended March 31, 2013	For the three months ended March 31, 2012

Revenue	$1,130	$-
Cost of goods sold	213	-
Gross margin	917	-

Expenses:
Samples/marketing expense	-	116
Consulting and other expenses	7,239	5,222
Amortization expense	313	313
Total Expenses	7,552	5,651
Provision for income tax	-	-

Net loss	$(6,635)	$(5,651)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,000,000	7,500,000

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows

 (unaudited)

	For the nine months ended March 31, 2013	For the nine months ended March 31, 2012	For the period June 24, 2011 (inception) through March 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(30,629)	$(15,728)	$(57,792)
Amortization	938	938	2,188
Shares issued for organizational expense	-	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)decrease in inventory	318	(547)	(212)
Increase in sales revenue received in advance	5,000	-	5,000
(Increase) in prepaid expense	-	(350)	-
Increase in accrued expenses	17,585	31,585	50,950
(Increase) in deferred expenses	-	(26,724)	-
Net cash provided by (used in) operating activities	(6,788)	(10,826)	5,134
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	25,000	-	25,000
Deferred offering	(26,939)	-	(46,439)
Proceeds of loans from unrelated parties	8,980	16,626	20,638
Repayment of loan from unrelated party	-	(5,000)	(5,000)
Proceeds of loan from related party	101	908	1,338
Net cash provided by (used in) financing activities	7,142	12,534	(4,463)
CHANGE IN CASH	354	1,708	671
CASH AT BEGINNING OF PERIOD	317	-	-
CASH AT END OF PERIOD	$671	$1,708	$671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$-	$800
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements (unaudited)

March 31, 2013

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

The Company on August 1, 2012 completed its offering filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share.

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

e. Use of Estimates and Assumptions - Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company adopted the provisions of ASC 260.

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

g. Income Taxes - Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year for deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

h. Revenue Recognition - We recognize revenues in accordance with ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) shipment of product has occurred or services have been rendered; (iii) the sales price charged is fixed or determinable; and (iv) collection is reasonably assured. Our shipment terms are FOB shipping point as outlined in our sales agreements.

i. Advertising - Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

j. Intangible Assets - Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involves significant judgment.

For the nine month period ended March 31, 2013 we recognized $938 in amortization expense. Our product formulas and samples were placed in service on July 1st, 2011. We will amortize these costs over twenty four (24) months.

k. Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $72,043 and a deficit accumulated during the development stage of $57,792 at March 31, 2013. As of March 31, 2013, the Company had generated limited revenue and had no committed sources of capital or financing.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 100,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company upon formation issued 5,000,000 shares of its common stock to its founder for organization costs/services. These services were valued at $5,000. Following its formation, the Company issued 2,500,000 shares of common stock to our founder as consideration for the purchase of product formulas and product samples. Our founder paid approximately $2,500 in producing the product formulas and other product materials. Purchase price of the product formulas and samples was valued at $2,500.

The Company on August 1, 2012 completed its offering filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share.

At March 31, 2013, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of March 31, 2013 the Company received $1,338 in loan proceeds from our founder in order to fund working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

NOTE 6 – LOANS - UNRELATED PARTIES

As of March 31, 2013 the Company received $15,638 in net loan proceeds from three unrelated parties who are business acquaintances of our founder in order to fund working capital expenses. These loans are unsecured and carry no interest rate or repayment terms.

NOTE 7 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consist principally of accounting, legal and other fees incurred through the close of the common stock offering (August 1, 2012) that are directly related to the offering. Deferred offering costs were offset against the net proceeds received from our common stock offering. On August 1, 2012, deferred offering costs of $60,439 were offset against additional paid in capital. On or about December 24, 2012 an adjustment was made to additional paid in capital of $14,000 reflecting final payment to our former legal counsel and a credit received from our current legal counsel. Accrued expenses include deferred offering costs outstanding of $19,500 as of March 31, 2013.

NOTE 8 – INCOME TAXES

As of March 31, 2013, the Company had net operating loss carry forwards of $57,792 that may be available to reduce future years’ taxable income through 2031.

As of March 31, 2013

Deferred tax assets:
Net operating tax carryforwards	$22,539
Other	-
Gross deferred tax assets	22,539
Valuation allowance	(22,539)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 – SUBSEQUENT EVENT

Management has evaluated all activity through May 20, 2013, the issue date of these financial statements, and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On April 26, 2103 the Company experienced a change in control. With that change in control certain liabilities of the Company were forgiven by various parties and/or paid for on behalf of the Company by our founder, former president and chief executive officer, Ms. Jones. These liabilities approximated $56,000 which included legal fees owed to our legal counsel of $19,500. No other significant liabilities have been incurred by the Company subsequent to the period ended March 31, 2013.

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

Overview - B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, former president, and former chief executive officer, Ms. Anna C. Jones. As of May 20, 2013, we had one employee Mr. Restituto Cenia, who was appointed as President, Chief Executive Officer and Chief Financial Officer for the Company.

The Company issued 5,000,000 shares of its common stock to our founder at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 2,500,000 shares of our common stock to founder, in exchange for a product formulas and samples.

On August 1, 2012 the Company completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

We are an early stage company and have limited financial resources. We will continue to rely upon raising capital by selling additional shares in the Company, upon which our shareholders may be further diluted, or by issuing debt as a source of financing. In addition to our completed offering, the Company received short-term financing from various unrelated third parties in the form of loans to cover expenses. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We have a significant amount of work that needs to be completed and funds that need to be raised in order to compete within the marketplace. To date, we have had limited sales of our formulated products and cannot predict when our products will be sold or distributed through regular retail outlets, wholesale channels, and/or through our international distribution partner.

During the quarter ended March 31, 2013, we continued the development of our skin care products business through building product inventory and generating sales and sales leads. During December 2012 we received a firm purchase order for which we received advanced monies against the sale of that product. While this purchase order was priced at a discount to our anticipated suggested retail price, we believe sales generation and the start of product distribution with various parties validates our go-to-market strategy and expected acceptance of our products.

As of March 31, 2013, we had limited assets which consisted of cash of $671. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, preferred stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall aging of the skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

The Company’s plan is to reach the point where we begin generating sufficient revenue from our skincare products to meet our financial obligations on a timely basis. In the early stages of our operation, we will keep costs to a minimum, and gradually introduce products in 2013; however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop various products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers.

Our only source of capital at this time has been the proceeds of our offering and loans provided by third parties and our founder. We must raise additional capital in the form of equity or debt financing in order to continue our business strategy. Once we are a publicly traded company, we expect to contact private equity funds, angel investors and others known to our management, majority shareholder and/or professionals with whom we may deal with in order to raise the necessary financing. The Company believes that if it can secure at least 50% or more of its current financing requirements, it will be able to move forward and complete the first phase of its business plan.

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

a.

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

Based upon our recent efforts, we begun to generate limited revenues by selective placement and grass roots marketing within the Southern California market. Continuing with these product placement and marketing efforts are conditional upon us receiving financing as our current financial resources are not enough to pursue on a regular ongoing basis.

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

Employees - As of May 20, 2013, we had one employee, our president, and chief executive officer, Mr. Restituto S. Cenia, Jr., recently accepting those positions on April 26, 2013.

There is no written employment contract or agreement in place with Mr. Cenia.

Property - Our former office and mailing address was located at 3272 Reynard Way, San Diego, CA. This space was provided to us by our founder at no cost. Currently we occupy space provided by Mr. Cenia our chief executive officer at no charge. There is no written lease agreement with Mr. Cenia. We will seek to establish a permanent location and facility for our business operations.

Litigation - We are not party to any pending, or to our knowledge, threatened litigation of any type.

Critical Accounting Policies - The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we most likely will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through March 31, 2013 involved business development efforts, planning, acquiring of, and developing our product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products.

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

Nine month period ended March 31, 2013 compared to the nine month period ended March 31, 2012:

The Company had generated limited revenues for the nine month period ended March 31, 2013 of $1,755 and none for the nine month period ended March 31, 2012. Cost of goods sold for the nine month period ended March 31, 2013 was $318 and none for the nine month period ended March 31, 2012. Gross margin on sales of product was $1,437 or 81.9% for the nine month period ended March 31, 2013.

Consulting and other expense for the nine month period ended March 31, 2013 was $29,602 compared to $13,586 for the nine month period ended March 31, 2012. For the nine month period ended March 31, 2013, this consisted primarily of consulting expense of $13,700, audit and accounting, and other costs associated with being a publicly reporting company of $15,245, and other expense of $657, compared to the nine month period ended March 31, 2012 where we incurred $12,250 in consulting expense, and other expense of $1,336. Samples/marketing expense for the nine month period ended March 31, 2013 consisted of costs for raw material and packaging to develop product samples of $226, and marketing expense of $500 compared to the nine month period ended March 31, 2012 where we incurred costs for raw material and packaging to develop sample products of $1,204. For the nine months ended March 31, 2013, and for the nine months ended March 31, 2012 we recognized amortization expense of $938. For the nine month period ended March 31, 2013 we recorded state income tax expense of $800. We anticipate that as we continue to expand our business operations our costs will increase substantially thereby limiting our ability to secure or spend funds on product development and marketing.

Net loss per share for the nine months ended March 31, 2013 and 2012 was $(0.00) and $(0.00), respectively.

Three month period ended March 31, 2013 compared to the three month period ended March 31, 2012:

The Company generated limited revenues for the three month period ended March 31, 2013 of $1,130 and none for the three month period ended March 31, 2012. Cost of goods sold for the three month period ended March 31, 2013 was $213 and none for the three month period ended March 31, 2012. Gross margin on sales of product was $917 or 81.2% for the three month period ended March 31, 2013.

Consulting and other expense for the three month period ended March 31, 2013 was $7,239 compared to $5,222 for the three month period ended March 31, 2012. For the three month period ended March 31, 2013, this consisted primarily of consulting expense of $4,500, audit and accounting, and other costs associated with being a publicly reporting company of $2,642, and other expenses of $97, compared to the three month period ended March 31, 2012 where we incurred $4,550 in consulting expenses, and other expenses of $672. Samples/marketing expense for the three month period ended March 31, 2013 consisted of costs for raw materials and packaging to develop sample products of none and marketing expense of none compared to the three month period ended March 31, 2013 where we incurred costs for raw materials and packing to develop sample products of $116. For the three months ended March 31, 2013, and for the three months ended March 31, 2012 we recognized amortization expense of $313.

Net loss per share for the three months ended March 31, 2013 and 2012 was $(0.00) and $(0.00), respectively.

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

Raising private capital, we believe, will be sought from business associates of our president, and chief executive officer, possibly from existing shareholders, or through private investors referred to us by those same business associates or shareholders. To date, we have not received a financing commitment from any funding source and have not authorized any person or entity to seek funding on our behalf. If a market for our shares ever develops, of which there can be no assurance, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

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

As of March 31, 2013, we owed $67,926 in connection with legal fees and other professional services related to the offering, general business expenses, and product development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of March 31, 2013, we received $1,338 from our founder and $15,638 from unrelated parties in the form of loans to cover some of the costs associated with the offering, general business expenses, and our product development costs. There are no other significant liabilities recorded at March 31, 2013.

As of the date of this report, May 20, 2013, a change in control occurred. With that change in control certain liabilities of the Company were forgiven by various parties or paid for on behalf of the Company by our founder, former president and chief executive officer, Ms. Jones. These liabilities approximated $56,000 which included legal fees owed to our legal counsel of $19,500. The Company as of the date of this report had recorded liabilities of approximately $15,000. No other significant liabilities have been incurred by the Company from March 31, 2013 through the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Cenia, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending March 31, 2013.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

Risks Related to the Business

B-Maven has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of $671 as of March 31, 2013. We have negative working capital of $72,043 and a stockholders’ deficit of $71,731 at March 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended June 30, 2012 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond the amount that we received from our offering. The financing sought may be in the form of equity or debt financing from various sources not yet identified. We shall seek the necessary additional financing to further pursue our business plan. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consisted of loans from our founder, as well as unaffiliated third parties, are sufficient to keep our business operations functioning for the next three to six months. The Company started production of sample inventory for its product line through Ms. Jones’s efforts, as well as through the efforts of a consulting firm working with us on an as “needed basis.” We currently spend between $3,000 and $4,000 per month in operational expenses. We generated limited revenues from sale of our products, and our expenses will be accrued or deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive to continue our operations beyond a month-to-month basis.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. All of our efforts to date have related to developing our business plan and beginning business activities. Through March 31, 2013, we had limited operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products will occur or be significant enough or that we will be able to sell its products at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

The interruption of services of Restituto S. Cenia will have a material adverse effect on the Company's future operations, potential profits and development, if suitable replacements are not promptly obtained, and there can be no assurance that such key personnel would accept compensation other than cash for their services in the future. In addition, the Company's success depends, in part, upon its ability to attract and retain other talented personnel. There can be no assurance that the Company will be able to attract and retain such personnel necessary for the development of the Company’s business.

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

We have had limited revenue producing activities so we have no direct experience with seasonality. However, we understand that other entities in our industry have experienced seasonal impacts. Many skin products sell better during the summer months because of the impact on skin from the exposure to sun and others during the winter months because of the dryness associated with winter weather.

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

Our key personnel are required to commit time to our affairs and, accordingly, these individual(s) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

Following the effective date of our registration statement, granted on June 19, 2012, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president, and chief executive officer.

We have only one director who also serves as president, and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of board members is decided in favor of the chairman, which gives him complete control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president, and chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

To date there has been no established trading market for our common stock, and most likely in the near future no established public market will ever be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, recently was approved. We were not permitted to file an application on our own behalf. While the application was accepted, there can be no assurance as to whether –

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we are able to have our shares of common stock quoted on the OTCBB, we will try, through a broker-dealer and clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded between accounts, technically the shares can be traded manually but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. While DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

Because of the anticipated low price of our common stock, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

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

Our board of directors (consisting of one person, our president and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

Of the 10,000,000 presently outstanding shares of common stock, 7,500,000 shares (held by one shareholder) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock, nor do we expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

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

None for the period ending March 31, 2013

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

On April 26, 2013, Ms. Anna C. Jones (the “Seller”), and Four Hawk Management Co. (“Four Hawk”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Ms. Jones sold to Four Hawk an aggregate of 7,500,000 shares of common stock of the Company (the “Shares”), which Shares represented 75% of the issued and outstanding shares of the Company’s common stock.

The table below sets forth the number of shares of the Company’s common stock owned by the Seller as of April 26, 2013, the number of shares of the Company’s common stock sold by the Seller under the Purchase Agreement and the number of shares of the Company’s common stock that was owned by the Seller immediately following the sale (the “Closing”).

Name of Seller	Number of Shares of Common Stock Owned	Number of Shares of Common Stock Sold under the Purchase Agreement	Number of Shares of Common Stock Owned after the Closing
Anna Jones	7,500,000	7,500,000	0

Under the Purchase Agreement, Seller agreed to indemnify and hold Purchaser and the Company harmless from certain liabilities and obligations of the Company related to the period prior to the Closing.

Pursuant to the terms of the Purchase Agreement, at the Closing, (i) the existing sole director and officer (Ms. Jones) of the Company resigned effective upon the Closing, (ii) existing director appointed the designee of the Purchaser, Mr. Restituto S. Cenia, Jr., to serve as a director of the Company, and (iii) the existing sole director appointed Mr. Cenia to serve as the President, the Chief Financial Officer and Secretary of the Company. As a result of these transactions, control of the Company passed to the Purchaser (the “Change of Control”). On April 26, 2013, the Shares acquired by the Purchaser comprised 75% of the issued and outstanding common stock of the Company.

As of April 26, 2013, the Company had 10,000,000 shares of common stock issued and outstanding. Each share of common stock is entitled to one vote.

Immediately following the Closing, the following information contains the beneficial ownership of the Company’s common stock, on a pro forma basis, for (i) person(s) who beneficially own more than 5% of our common stock; (ii) the person who became our director and executive officer as part of the Change of Control; and (iii) all of the persons who became our directors and executive officers as part of the Change of Control as a group. The beneficial ownership information set forth below has been provided by the Purchaser.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Four Hawk Management Co. (1)	7,500,000	75%
Restituto S. Cenia, Jr. (2)	-	0%
Officers and directors as a group	-	0%

(1)

Mr. David Coolidge has voting and investment control over the securities owned by Four Hawk Management Co. and therefore Mr. Coolidge may be deemed a beneficial owner of the 7,500,000 shares of common stock owned by Four Hawk Management.

(2)

At the Closing, Mr. Cenia became the sole director, President, Chief Financial Officer and Secretary of the Company.

Except as set forth in this Information Statement, there are no arrangements known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by the rules and regulations of the SEC to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received or written representations from reporting persons required to file reports under Section 16(a), to the Company’s knowledge, all of the Section 16(a) filing requirements applicable to such persons with respect to year ended June 30, 2012 were complied with.

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

* Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference
** Filed with the SEC on April 6, 2012 as part of our Registration Statement on Form S-1 Pre-effective Amendment #4 and incorporated herein by this reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2013

B-MAVEN, INC.

(the registrant)

By: /s/ Restituto S. Cenia

By: Restituto S. Cenia, Jr., President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer