Form 10-Q/A
period 2013-03-31
B-MAVEN, INC.
filed 2013-09-25
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Registrant’s telephone number, including area code (63) (914) 215 6799

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 20, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Balance Sheets as of March 31, 2013 and audited Balance Sheets as of June 30, 2012, (ii) the unaudited Statements of Operations for the three and nine months ended March 31, 2013 and 2012, (iii) the unaudited Statements of Cash Flows for the nine months ended March 31, 2013 and 2012, and (iv) the unaudited Notes to Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the May 20, 2013 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

ITEM 6 – EXHIBITS

B-Maven, Inc. includes by reference the following exhibits:

*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement between B-Maven, Inc., and its former counsel
*10.2	Agreement regarding Conflict of Interest
**10.3	Termination Agreement between B-Maven, Inc., and Gary B. Wolff, P.C.
***31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS XBRL Instance Document****	101.CAL XBRL Calculation Linkbase Document****
101.DEF XBRL Definition Linkbase Document****	101.PRE XBRL Presentation Linkbase Document****
101.INS XBRL Instance Document****	101.CAL XBRL Calculation Linkbase Document****
101.DEF XBRL Definition Linkbase Document****	101.PRE XBRL Presentation Linkbase Document****

* Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by this reference
** Filed with the SEC on April 6, 2012 as part of our Registration Statement on Form S-1 Pre-effective Amendment #4 and incorporated herein by this reference

*** Previously filed.

**** Furnished herewith.

B. REPORTS

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 24, 2013

B-MAVEN, INC.

(the registrant)

By: /s/ Restituto S. Cenia

By: Restituto S. Cenia, Jr., President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer