Form 10-K
period 2013-06-30
B-MAVEN, INC.
filed 2013-10-03
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

      .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  333-176376

B-MAVEN, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

428 Katingdig Avenue, Quezon City, Metro Manila Philippines	(63)(914) 215 6799
(Address of principal executive offices)	(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

 (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  X .  No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which the common equity was sold: $25,000 as of December 31, 2012.

The number of shares of the registrant’s common stock outstanding as of September 30, 2013 was 10,000,000 shares.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;
•	the integration of acquired or developed products into our operations;
•	general economic and business conditions;
•	industry trends;
•	our assumptions about consumer acceptance, overall market penetration and competition from of alternative products;
•	our funding requirements; and
•	availability, terms and deployment of capital.

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

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “B-Maven”, “we”, “us” and “our” are references to B-Maven, Inc.  All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1.    BUSINESS

History

B-Maven, Inc. was incorporated under the laws of the State of Nevada on June 24, 2011, and acquired product formulations and raw materials to produce sample products from Ms. Anna C. Jones, our founder. We currently have one employee, Mr. Restituto S. Cenia Jr., who is the Chairman, Director, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

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

On April 26, 2013, Ms. Anna C. Jones, our former President and founder, and Four Hawk Management Co. (“Four Hawk”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Ms. Jones agreed to sell to Four Hawk an aggregate of 7,500,000 shares of common stock of the Company (the “Shares”), which Shares represented 75% of the issued and outstanding shares of the Company’s common stock.

Pursuant to the terms of the Purchase Agreement, on May 14, 2013 (the “Closing Date”), (i) the existing sole director (Ms. Jones) appointed the designee of Four Hawk, Mr. Restituto S. Cenia, Jr., to serve as Chairman, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company, and (ii) Ms. Jones resigned from her positions as the sole officer and director of the Company, effective upon the Closing Date.  As a result of these transactions, control of the Company passed to Four Hawk.  As of the Closing Date, the Shares acquired by Four Hawk comprised 75% of the issued and outstanding common stock of the Company.

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

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenue from our skincare products to meet our obligations on a timely basis. In the early stages of our operations, we will keep costs to a minimum, and we intend to introduce products gradually, beginning winter 2012-2013; however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop the various products could be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase initial raw material inventory and introduce marketing and advertising programs that will educate as well as excite our customer demographics.

Our only source of capital at this time has been the proceeds from our offering, loans provided by third parties and from our former President and founder, and initial limited sales of our products. We must raise additional capital in the form of equity or debt financing in order to implement our business strategy. Upon becoming a publicly traded company, we will contact private equity funds, angel investors and others known to our president and the professionals with whom we deal in order to raise the necessary financing. The Company believes that if it can raise at least 50% or more of its financing requirements, it will be able to move forward with the first phase of its business plan.

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

o

sources – tester and sample users

o

manufacturing – production with world class efforts and quality control

o

prospects, suppliers, partners, stakeholders

•

a framework for collaboration and community interest in our products – all natural

Phase 3 (3-4 months in duration; $30,000 est. costs)

•

develop transaction-based systems to enhance product sales and target marketing

•

customer profile building, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal consumer’

•

targeted one to one delivery with retail operations using distributors

•

integrated information and communications environments, combining voice, image, and data to assist with product sales and target marketing

•

simple system-to-system exchanges for routine transactions

Phase 4 (3-4 months in duration; $40,000 est. costs)

•

real-time dynamic information exchange while building psychodynamic consumer profiles and ‘world class’ product development

•

advanced system-to-system exchanges for all transactions

•

real-time performance support systems – sales, production, marketing

We believe that our products may begin to generate additional revenues through selective placement and grass roots marketing efforts within the Southern California market within 180 to 270 days after additional financing is received. Product placement and marketing efforts are conditional upon us receiving additional financing as our current financial resources are not enough to pursue these actions.

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

Employees

On May 14, 2013, Mr. Restituto S. Cenia Jr. was appointed as Chairman of the Board, a Director, President and Chief Executive Officer, Chief Financial Officer, as well as Secretary and Treasurer of the Company. There are no written employment contracts or agreements in place with Mr. Cenia.

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

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of none as of June 30, 2013. We have negative working capital of $19,202 and a stockholders’ deficit of $6,601 at June 30, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2013 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as further developing our business plan, however, we will seek the necessary additional financing to further pursue our business. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which consisted of loans from our founder, and unaffiliated third parties, were sufficient to keep business operations functioning for three to six months. We recently received funding from an unaffiliated third party that is a business acquaintance of our majority shareholder. These funds are interest free and due upon demand. The Company started production of sample inventory for its product line through Ms. Jones’s efforts, as well as through the efforts of consulting firms working with us on an as “needed basis.” Ms. Jones provides as need services to the Company in its pursuit of continued development of the products and formulas. We do not have a written agreement with Ms. Jones our founder and former officer. We currently spend between $3,000 and $4,000 per month in operational expenses. We generated limited revenues from sale of our products, and our expenses will be accrued or deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive to continue our operations beyond a month-to-month basis.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. Most of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E-Scentual product line, beginning our business activities and completing our public offering. Through June 30, 2013, we had limited operating revenues and have distributed primarily samples of our products to potential customers or end-users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

We have commenced only limited revenue producing activities so we have no direct experience with seasonality. However, we understand that other entities in our industry have experienced seasonal impacts. Many skin products sell better during the summer months because of the impact on skin from the exposure to sun and others during the winter months because of the dryness associated with winter weather.

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

The skincare and cosmetic products business is highly competitive. We will be competing with hundreds of large and small cosmetics companies, including such companies as L’Oreal S.A., Procter & Gamble, Estée Lauder and numerous other multi-national manufacturers. Most of our competitors market products that are well known and trusted by the consumer marketplace. Since virtually all of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions. Competition in the skincare business is based on pricing of products, the quality of the products, innovation, perceived value, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

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

Because we have nominal assets and no revenue prior to January 1, 2013, we are still considered a "shell company" and are subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or other tangible assets and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are required to check the box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we were a shell company, we may be delayed in executing a merger or acquiring other assets. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

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

Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president and chief executive officer.

We have only one director who also serves as president, and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of board members is decided in favor of the chairman, which gives him complete control over all corporate issues.

Until we have a larger board of directors that would include independent members, if ever, there will be limited oversight of our president, and chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

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

Through the date of this Annual Report, there has been no established trading market for our common stock, and most likely in the near future no established public market will be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, has recently been approved and our stock is also currently quoted on the OTCQB.  There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we are able to have our shares of common stock quoted on the OTCBB and OTCQB, we will try, through a broker-dealer and clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded between accounts, technically the shares can be traded manually but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB and OTCQB. While DTC-eligibility is not a requirement to trade on the OTCBB or the OTCQB, it is a necessity to process trades on the OTCBB and the OTCQB if a company’s stock is going to trade with any volume or consistency. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

The trading of our securities, if any, will be on the OTCBB as maintained by FINRA and the OTCQB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

There is currently no established market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered through our effective Form S-1 have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application ) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company utilizes space provided by Mr. Cenia, our chief executive officer at no charge. There is no written lease agreement with Mr. Cenia. We will seek to establish a permanent location and facility for our business operations.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is not listed on any stock exchange. Although our common stock is currently quoted on the OTCBB and OTCQB under the symbol “BMAV,” there is no established public market for shares of our common stock, and no trades of our common stock have taken place on the OTCBB or OTCQB.  Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of September 30, 2013, an aggregate of 10,000,000 shares of our common stock were issued and outstanding and owned by 18 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Use of Proceeds From Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-176376) in connection with the sale by us of up to 2,500,000 shares of common stock for $0.01 per share, was declared effective by the SEC on June 19, 2012.   The following information is reported by us as of June 30, 2013:

	Shares	Amount

Aggregate Sold	2,500,000	$25,000
Net Proceeds		$25,000

The net proceeds from our offering were used for general working capital.

No payments for our expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates with the funds raised in the offering, which funds we have not yet officially accepted or used to date.  The offering was conducted in a best efforts, no minimum, direct public offering without involvement of underwriters or broker-dealers and the Company did not pay any commissions in connection with the sale of the shares.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements:  Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance.  When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward looking statement.  We undertake no obligation to update publicly any forward-looking statements.

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

Overview

We were incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder and former officer of the Company, Ms. Anna C. Jones.  Mr. Restituto S. Cenia Jr. is as the Chairman, Director, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

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

On April 26, 2013, Ms. Anna C. Jones, our former President and founder, and Four Hawk Management Co. (“Four Hawk”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Ms. Jones agreed to sell to Four Hawk an aggregate of 7,500,000 shares of common stock of the Company (the “Shares”), which Shares represented 75% of the issued and outstanding shares of the Company’s common stock.

Pursuant to the terms of the Purchase Agreement, on May 14, 2013 (the “Closing Date”), (i) the existing sole director (Ms. Jones) appointed the designee of Four Hawk, Mr. Restituto S. Cenia, Jr., to serve as Chairman, Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company, and (ii) Ms. Jones resigned from her positions as the sole officer and director of the Company, effective upon the Closing Date.  As a result of these transactions, control of the Company passed to Four Hawk.  As of the Closing Date, the Shares acquired by Four Hawk comprised 75% of the issued and outstanding common stock of the Company.

We are in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form what we believe to be an advanced beauty treatment using all natural ingredients. Specifically, we have developed what we call our basic “E-Scentual” product line, a proprietary anti-aging formula that will make up the main ingredient in our E-Scentual Skin Care Collection.  We own the intellectual property relating to E-Scentual, including the unique formulation of natural ingredients.

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

Results of Operations for the Fiscal Years ended June 30, 2013 and June 30, 2012

Our operating results for the fiscal years ended June 30, 2013 and June 30, 2012 are summarized as follows:

	Period ended June 30, 2013	Period ended June 30, 2012
Revenue	$1,755	$–
Costs of goods sold	318	–
Sample/marketing expense	726	2,988
Consulting and other expense	33,737	17,260
Amortization expense	1,250	1,250
Organization expenses	–	–
Other income/(expense)	55,638	–
Net income/(loss)	$20,562	$(21,498)

Revenues

The Company generated limited revenues for the fiscal year ended June 30, 2013 of $1,755 and none for the fiscal year ended June 30, 2012. Cost of goods sold for the fiscal year ended June 30, 2013 was $318 and none for the fiscal year ended June 30, 2012. Gross margin from the sale of product was $1,437 or 81.9% for the fiscal year ended June 30, 2013. We had no gross margin from the sale of product for the fiscal year ended June 30, 2012. The Company recognized its first sales of product of its formulas during December 2012.

Expenses

Sample/marketing expense

Sample and marketing related expenses were $726 and $2,988, respectively, for the fiscal years ended June 30, 2013 and June 30, 2012. Sample and marketing expenses are costs incurred in producing sample products and the placement of samples with potential marketing partners, customers, distributors and retail establishments. The Company during December 2012 received its first orders for sales of its products and therefore limited its distribution of sample products.

Consulting and other expense

Consulting and other expenses were $33,737 and $17,260, respectively, for the fiscal years ended June 30, 2013 and June 30, 2012. Consulting fees during the fiscal year ended June 30, 2013 totaled $15,700 incurred on behalf of developing our various products, and preparing packaging, labeling and marketing plans in order to bring our products to market as compared to $16,500 during the fiscal year ended June 30, 2012. During the fiscal year ended June 30, 2013 we incurred other operating expense of $9,537 which was primarily administrative costs of our business not related to our offering as compared to $760 during the fiscal year ended June 30, 2012. During the fiscal year ended June 30, 2013 we incurred audit and accounting expense of $8,500 as compared to $0 during the fiscal year ended June 30, 2012. During the fiscal year ended June 30, 2012 we capitalized these costs as well as legal costs associated with our offering as deferred offering costs. Over the years we expect to incur further significant legal and accounting, and other professional fees due to our public reporting requirements, as well as additional development costs of our products in order to be brought to market. These costs will require us to seek additional financing.

Amortization expense

During the fiscal years ended June 30, 2013 and June 30, 2012, we amortized our product formulas and product samples that were purchased from our founder. We recognized $1,250 in amortization expense for the fiscal year ended June 30, 2013 as compared to $1,250 in amortization expense for the fiscal year ended June 30, 2012. We amortized these costs over 24 months. Product formulas and product samples have a net balance of $0 as of June 30, 2013.

Other income/(expense)

During the fiscal year ended June 30, 2013, we recognized debt forgiveness from several lenders upon the change in control of the Company and the sale of our founder’s ownership interest. This included both legal fees and working capital costs that we had funded through these loans. We recognized $55,638 in gain on relief of debt for the fiscal year ended June 30, 2013 as compared to none for the fiscal year ended June 30, 2012. We believe this to be a one-time event for the Company and do not believe that we will be able to settle debt or obtain relief from debt in this fashion in the future.

Net Loss

We recognized net income of $20,562 for the fiscal year ended June 30, 2013 as compared to a net loss of $21,498 for the fiscal year ended June 30, 2012. Net income and net loss for the fiscal years ended June 30, 2013 and June 30, 2012, respectively, included costs associated with our product development which are not able to be capitalized.

Liquidity and Capital Resources

As of June 30, 2013, we had $0 in cash and cash equivalents as compared to $317 as of June 30, 2012.  As of June 30, 2013, we had a working capital deficit of $19,202 and a deficit accumulated during the developmental stage of $6,601.  While we are attempting to generate additional revenues by marketing and distributing our skin care products, our cash position may not be significant enough to support our daily operations. Management believes that the actions presently being taken to further refine its business plan and produce inventory to generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will accomplish either. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations or obtain adequate financing.

As of June 30, 2013, we owed $14,414 in connection with other professional services related to general business expenses,. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of June 30, 2013, we did not have any outstanding loans from our founder or from unrelated parties in the form of loans. These debts were forgiven as part of the change in control and sale of ownership interest by our founder. There are no other significant liabilities recorded at June 30, 2013.

On May 14, 2013, a change in control occurred. With that change in control certain liabilities of the Company were forgiven by various parties or paid for on behalf of the Company by our founder, former president and former chief executive officer, Ms. Jones. These liabilities approximated $56,000 which included legal fees owed to our former counsel of $19,500. The Company as of the date of this Annual Report has recorded liabilities of approximately $15,000. No other significant liabilities have been incurred by the Company from June 30, 2013 through the date of this Annual Report.

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

Net cash provided by (used in) operating activities

Net cash used in operating activities for the fiscal year ended June 30, 2013 was $10,925 compared to net cash used in operating activities of $13,347 for the fiscal year ended June 30, 2012. This decrease in cash used in operating activities was primarily due to a gain on debt relief of $55,638, offset by net income of $20,562 and an increase in accrued expenses of $17,583.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the fiscal years ended June 30, 2013 and 2012 was $0.

Net cash provided by financing activities

Net cash provided by financing activities for the fiscal year ended June 30, 2013 was $11,242. Cash provided by financing activities for the fiscal year ended June 30, 2012 was $13,664. The decrease in cash provided by financing activities was as a result of less proceeds from borrowings from unrelated parties, offset by offering proceeds of $25,000 less deferred offering costs paid of $26,939.

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

Under the JOBS Act, we meet the definition of an EGC. During the period we continue to be eligible for EGC status, we will apply new or revised accounting standards following the effective date for private companies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

B-MAVEN, INC.

JUNE 30, 2013

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 433-2979 t FAX (858) 764-5480

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

B-Maven, Inc.

We have audited the accompanying balance sheets of B-Maven, Inc. (A Development Stage “Company”) as of June 30, 2013 and 2012, and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended June 30, 2013 and 2012, period from June 24, 2011 (inception) to June 30, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Maven, Inc. as of June 30, 2013 and 2012, and the result of its operations and its cash flows for the years ended June 30, 2013 and 2012 and period from June 24, 2011 (inception) to June 30, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

September 30, 2013

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	June30, 2013	June 30, 2012
ASSETS

CURRENT ASSETS:
Cash	$-	$317
Inventory	212	530
Total Current Assets	212	847

OTHER ASSETS:
Deferred offering costs	-	60,439
Intangible asset – Product formulas, net	-	1,250
Total Other Assets	-	61,689

TOTAL ASSETS	$212	$62,536

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$14,414	$68,535
Sales revenue received in advance	5,000	-
Loans – related party	-	1,237
Loans – unrelated parties	-	12,427
TOTAL LIABILITIES	19,414	82,199

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 and 7,500,000 shares issued and outstanding, respectively	10,000	7,500
Additional paid in capital	(22,601)	-
Deficit accumulated during development stage	(6,601)	(27,163)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(19,202)	(19,663)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$212	$62,536

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations

	For the year ended June 30, 2013	For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2013

Revenue	$1,755	$-	$1,755
Cost of goods gold	318	-	318
Gross margin	1,437	-	1,437

Expenses:
Samples/marketing expense	726	2,988	3,714
Consulting and other expenses	33,737	17,260	50,997
Amortization expense	1,250	1,250	2,500
Organization expenses	-	-	5,665
Total Expenses	35,713	21,498	62,876

Other Income/(Expense):
Other expenses	-	-	-
Gain on relief of debt	55,638	-	55,638
Total Other Income/(Expense)	55,638	-	55,638

Net Income/(Loss) before income tax	21,362	(21,498)	(5,801)
Provision for income tax	800	-	800

Net income/(loss)	$20,562	$(21,498)	$(6,601)

Basic and diluted income/(loss) per share	$0.00	$(0.00)

Weighted average common shares outstanding - basic and diluted	9,780,822	7,500,000

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Deficit Accumulated During Development Stage	Total
Balance - June 24, 2011 (date of inception)	-	$ -	$ -	$ -	$ -
Shares issued for organizational costs on June 27, 2011	5,000,000	5,000	-	-	5,000
Shares issued to acquire product formula and samples on June 27, 2011	2,500,000	2,500	-	-	2,500
Net (loss)	-	-	-	(5,665)	(5,665)
Balance - June 30, 2011	7,500,000	7,500	-	(5,665)	1,835
Net (loss)	-	-	-	(21,498)	(21,498)
Balance - June 30, 2012	7,500,000	7,500	-	(27,163)	(19,663)
Shares issued for cash	2,500,000	2,500	22,500	-	25,000
Expenses charged to capital upon completion of offering	-	-	(46,439)	-	(46,439)
Debt forgiveness from shareholder			1,338		1,338
Net income	-	-	-	20,562	20,562
Balance - June 30, 2013	10,000,000	$10,000	$ (22,601)	$ (6,601)	$(19,202)

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows

	For the year ended June 30, 2013	For the year ended June 30, 2012	For the period June 24, 2011 (inception) through June 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$20,562	$(21,498)	$(6,601)
Amortization	1,250	1,250	2,500
Gain on debt relief	(55,638)	-	(55,638)

Shares issued for organizational expense	-	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory	318	(530)	(212)
Increase in sales revenue received in advance	5,000	-	5,000
Increase in accrued expenses	17,583	67,870	50,314
(Increase) in deferred expenses	-	(60,439)	-
Net cash provided by (used in) operating activities	(10,925)	(13,347)	363
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	25,000	-	25,000
Deferred offering expenses paid in cash	(26,939)	-	(46,439)
Proceeds from loans - unrelated parties	13,080	17,427	24,738
Repayment of loans - unrelated party	-	(5,000)	(5,000)
Proceeds from loan - related party	101	1,237	1,338
Net cash provided by (used in) financing activities	11,242	13,664	(363)
CHANGE IN CASH	317	317	-
CASH AT BEGINNING OF PERIOD	317	-	-
CASH AT END OF PERIOD	$-	$317	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$-	$800
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements

June 30, 2013

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

e. Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

h. Advertising - Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting period presented.

i. Intangible Assets - Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involves significant judgment.

For the year ended period ended June 30, 2013 we recognized $1,250 in amortization expense. Our product formulas and samples were placed in service on July 1st, 2011. We amortized these costs over twenty four (24) months.

j. Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $19,202 and a deficit accumulated during the development stage of $6,601 at June 30, 2013. As of June 30, 2013, the Company had generated limited revenue and had no committed sources of capital or financing.

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

At June 30, 2013, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of June 30, 2013 the Company had $0 in loan proceeds from our founder in order to fund working capital expenses. This loan was unsecured and carried no interest rate or repayment terms. Upon the sale of her ownership and change in control our founder forgave any and all amounts due to her.

NOTE 6 – LOANS - UNRELATED PARTIES

As of June 30, 2013 the Company had $0 in net loan proceeds from three unrelated parties who were business acquaintances of our founder in order to fund working capital expenses. These loans were unsecured and carried no interest rate or repayment terms. All three loans were paid or forgiven during the year ended June 30, 2013.

NOTE 7 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consist principally of accounting, legal and other fees incurred through the close of the common stock offering (August 1, 2012) that are directly related to the offering. Deferred offering costs were offset against net proceeds received from our common stock offering. On August 1, 2012, deferred offering costs of $60,439 were offset against additional paid in capital. On or about December 24, 2012 an adjustment was made to additional paid in capital of $14,000 reflecting final payment to our former legal counsel and a credit received from our current legal counsel which was recorded as part of the original deferred offering costs.

On May 14, 2013 a change in control of the Company occurred. With the change in control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, former president and chief executive officer, Ms. Jones. Total liabilities approximated $56,000 which included legal fees owed to our legal counsel of $19,500.

For the year ended June 30, 2013 we recognized total adjustments to additional paid in capital of $45,101, which included deferred offering costs of $(46,439) and debt forgiveness of $1,338.

NOTE 8 – INCOME TAXES

As of June 30, 2013, the Company had net operating loss carry forwards of $6,601 that may be available to reduce future years’ taxable income through 2031.

	As of June 30, 2013	As of June 30, 2012

Deferred tax assets:
Net operating tax carryforwards	$2,575	$10,594
Other	-	-
Gross deferred tax assets	2,575	10,594
Valuation allowance	(2,575)	(10,594)

Net deferred tax assets	$-	$-

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

As of June 30, 2013, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of June 30, 2013.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of B-Maven, Inc. as of June 30, 2013.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Restituto S. Cenia Jr.	Chairman, Director, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	38	May 14, 2013

Term of Office

Each director is elected by the board of directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Restituto S. Cenia Jr.

Mr. Cenia holds a Bachelor’s Degree in Business and Commerce from Mapua Institute, Manila, Philippines.  From 2007 to the present, he has been the financing manager for Perpetua Global Inc., Manila, Philippines, where he has been responsible for administrative matters for small business financing.  From 2000-2007, Mr. Cenia was a lending/finance officer for Coastal Trading, based in Las Pinas, Philippines, where he was primarily responsible for financing and loan applications for small businesses and their owners.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meetings in the prior fiscal year. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Board of Directors performs the functions of nominating and compensation committees.

Audit Committee

Our Board of Directors has not established an audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board of Directors.

Code of Ethics

We adopted a Code of Ethics (the “Code”) that applies to directors, officers and employees, including our chief executive officer and chief financial officer. A written copy of the Code is available upon written request to the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that none of our officers, directors and greater than 10% percent beneficial owners complied with all applicable filing requirements.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws. Suggestions for candidates to be evaluated by the proposed directors must be sent to the Board of Directors, c/o B-Maven, Inc., 428 Katingdig Avenue, Quezon City, Metro Manila Philippines.

Director Nominations

As of June 30, 2013, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

Board Leadership Structure and Role on Risk Oversight

Mr. Cenia currently serves as our principal executive officer and sole director. We determined this leadership structure was appropriate for us due to our small size and limited operations and resources. The Board of Directors will continue to evaluate our leadership structure and modify as appropriate based on the size, resources and operations of the Company. It is anticipated that the Board of Directors will establish procedures to determine an appropriate role for the Board of Directors in the Company’s risk oversight function.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering our executive and director compensation.

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer in the fiscal years ended June 30, 2013 and June 30, 2012:

SUMMARY COMPENSATION TABLE

Name (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Anna C. Jones (1)	2012	-	-	-	-	-	-	-	-
	2013	-	-	-	-	-	-	-	-
Restituto S. Cenia Jr. (2)	2013	-	-	-	-	-	-	-	-

(1)

Anna C. Jones resigned as the Company’s Chairman, Director, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on May 14, 2013.

(2)

Restituto S. Cenia Jr. was appointed as the Company’s Chairman, Director, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on May 14, 2013.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended June 30, 2013 and June 30, 2012.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units held by our named executive officers vested, during the fiscal years ended June 30, 2013 and June 30, 2012.

Outstanding Equity Awards at Fiscal Year-end Table

None of our named executive officers held any unexercised options and unvested stock awards previously awarded as of June 30, 2013.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended June 30, 2013.

Nonqualified
	Fees Earned			Non-Equity	Deferred	All
	or Paid	Stock	Option	Incentive Plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Anna C. Jones	$-	$-	$-	$-	$-	$-	$-
Restituto Cenia Jr.	$-	$-	$-	$-	$-	$-	$-

Pension Table

None.

Retirement Plans

We do not offer any annuity, pension, or retirement benefits to be paid to any of our officers, directors, or employees in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement, or any other termination of employment with our company, or from a change in the control of our Company.

Compensation Committee

We do not have a separate Compensation Committee. Instead, our Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of September 30, 2013, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Directors and Executive Officers
Restituto S. Cenia Jr. 428 Katindig Avenue, Quezon City, Metro Manila, Philippines	0	0%

>5% Shareholders
Four Hawk Management Co.(3)	7,500,000	75.0%
428 Katindig Avenue, Quezon City, Metro Manila, Philippines

Notes:

(1)

Based on 10,000,000 shares of common stock issued and outstanding as of September 30, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

(3)

The shares of common stock are held by Four Hawk Management Co.  Mr. David Coolidge has voting and investment authority over these shares and therefore Mr. Coolidge may be deemed a beneficial owner of the 7,500,000 shares of common stock owned by Four Hawk Management Co.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The Transfer Agent for our common stock is Pacific Stock Transfer, 4045 South Spencer Street Suite 403 Las Vegas, NV 89119. Its telephone number is (702) 361-3033.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended June 30, 2013 the Company received $1,338 in loan proceeds from Ms. Anna C. Jones, our founder, in order to fund working capital expenses. This loan was unsecured and carried no interest rate or repayment terms. Ms. Jones has forgiven this debt as of May 14, 2013, the date that a change in control occurred with the Company, along with certain other debts.

On April 26, 2013, Ms. Anna C. Jones and Four Hawk Management Co. entered into a Stock Purchase Agreement pursuant to which Ms. Jones sold to Four Hawk Management Co. an aggregate of 7,500,000 shares of common stock of the Company (the “Shares”), which Shares represented 75% of the issued and outstanding shares of the Company’s common stock.

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

Review, Approval or Ratification of Transactions with Related Persons

Although we have adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB and the OTCQB do not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Restituto S. Cenia Jr. is not an independent director because he currently holds the title of an officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2013 and June 30, 2012 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2013 and 2012 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	June 30, 2013	June 30, 2012
Audit fees (1)	$8,500	$6,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$8,500	$6,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)

Financial Statements

(b)

Exhibits

2	Stock Purchase Agreement between Four Hawks Management Co. and Anna C. Jones, dated April 26, 2013.*
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on August 18, 2011).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on August 18, 2011).
10.1	Form of Subscription Agreement (incorporated by reference to our Registration Statement on Form S-1 filed on August 18, 2011).
10.2	Amended Form of Subscription Agreement (incorporated by reference to Pre-Effective Amendment No. 5 to our Registration Statement on Form S-1 filed on May 14, 2012).
14	Code of Ethics (incorporated by reference to our Registration Statement on Form S-1 filed on August 18, 2011).
21	The Company has no subsidiaries.
23.1	Consent of PLS CPA, a Professional Corporation*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	Interactive Data File**

*Filed Herewith

 **Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

B-MAVEN, INC.

(Registrant)

Date: October 2, 2013	By:	/s/ Restituto S. Cenia Jr.
Restituto S. Cenia Jr.
Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal
Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Restituto S. Cenia Jr. Restituto S. Cenia Jr.	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 2, 2013