Form 10-Q
period 2013-09-30
B-MAVEN, INC.
filed 2013-10-28
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2013

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from               to

Commission file number 333-176376

B-MAVEN, INC.

(Exact name of registrant as specified in its charter)

NEVADA	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

428 KATINDIG AVENUE, QUEZON CITY, METRO MANILA, PHILIPPINES

(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code  (63)(914) 215-6799

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

The number of shares of the registrant’s common stock outstanding as of October 28, 2013 was 10,000,000 shares.

B-MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of B-Maven, Inc. at September 30, 2013 (unaudited) and June 30, 2013 (audited)	3

	Statements of Operations of B-Maven, Inc. for the Three Months ended September 30, 2013 and 2012, and for the period June 24, 2011 (Inception) through September 30, 2013 (unaudited)	4

	Statement of Cash Flows of B-Maven, Inc. for the Three Months ended September 30, 2013 and 2012, and for the period June 24, 2011 (Inception) through September 30, 2013 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	(Removed and Reserved)	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		25

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	September 30, 2013 (unaudited)	June 30, 2013 (audited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$2,159	$-
Inventory	181	212
Total Current Assets	2,340	212

OTHER ASSETS:
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$2,340	$212

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$9,329	$14,414
Sales revenue received in advance	5,000	5,000
Loans – related party	17,500	-
TOTAL LIABILITIES	31,829	19,414

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 and 7,500,000 shares issued and outstanding, respectively	10,000	10,000
Additional paid in capital	(22,601)	(22,601)
Deficit accumulated during development stage	(16,888)	(6,601)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(29,489)	(19,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,340	$212

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations (unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the period June 24, 2011 (inception) through September 30, 2013

Revenue	$3,802	$-	$5,557
Cost of goods gold	421	-	739
Gross margin	3,381	-	4,818

Expenses:
Samples/marketing expense	101	-	3,815
Consulting and other expenses	13,532	9,533	64,529
Amortization expense	-	313	2,500
Organization expenses	-	-	5,665
Total expenses	13,633	9,846	76,509

Other Income/(Expense):
Interest expense	(35)	-	(35)
Gain on relief of debt	-	-	55,638
Total other income/(expense)	(35)	-	55,603

Net income/(loss) before income tax	(10,287)	(9,846)	(16,088)
Provision for income tax	-	800	800

Net income/(loss)	$(10,287)	$(10,646)	$(16,888)

Basic and diluted income/(loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	10,000,000	9,130,435

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows (unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the period June 24, 2011 (inception) through September 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(10,287)	$(10,646)	$(16,888)
Amortization	-	313	2,500
Gain on debt relief	-	-	(55,638)
Shares issued for organizational expense	-	-	5,000

Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory	31	-	(181)
Increase in sales revenue received in advance	-	-	5,000
Increase in accrued expenses	(5,085)	4,602	45,229
(Increase) in deferred expenses	-	-	-
Net cash provided by (used in) operating activities	(15,341)	(5,731)	(14,978)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	25,000	25,000
Deferred offering expenses paid in cash	-	(9,235)	(46,439)
Proceeds from loans - unrelated parties	-	168	24,738
Repayment of loans - unrelated party	-	-	(5,000)
Proceeds from loan - related party	17,500	-	18,838
Net cash provided by (used in) financing activities	17,500	15,933	17,137
CHANGE IN CASH	2,159	10,202	2,159
CASH AT BEGINNING OF PERIOD	-	317	-
CASH AT END OF PERIOD	$2,159	$10,519	$2,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$800	$800
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements

September 30, 2013 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2013 and notes thereto contained in our 10-K Annual Report filed on October 3, 2013.

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

Our product formulas and samples were placed in service on July 1st, 2011. We amortized these costs over twenty four (24) months. Our product formulas and samples are fully amortized as of September 30, 2013.

j. Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $29,489 and a deficit accumulated during the development stage of $16,888 at September 30, 2013. As of September 30, 2013, the Company had generated limited revenue and had no committed sources of capital or financing.

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

At September 30, 2013, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of September 30, 2013 the Company had $17,500 in net loan proceeds from our chief executive officer and president, Mr. Cenia, a related party, in order to fund working capital expenses. These two loans are unsecured and carry an interest rate of 6% and 4% per annum, and are payable in a lump sum on the one year anniversary of the loan instrument, September 18, 2014 and September 25, 2014, respectively.

The Company accrued $35 in interest expense for these two loans for the period ended September 30, 2013.

NOTE 6 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consist principally of accounting, legal and other fees incurred through the close of the common stock offering (August 1, 2012) that are directly related to the offering. Deferred offering costs were offset against net proceeds received from our common stock offering. We recognized total adjustments to additional paid in capital of 45,101, which was comprised of deferred offering costs of $46,439 offset by debt forgiveness of $1,338..

On May 14, 2103 a change in control of the Company occurred. With the change in control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, former president and chief executive officer, Ms. Jones.

NOTE 7 – INCOME TAXES

As of September 30, 2013, the Company had net operating loss carry forwards of $16,888 that may be available to reduce future years’ taxable income through 2031.

As of September 30, 2013

Deferred tax assets:
Net operating tax carryforwards	$6,584
Other	-
Gross deferred tax assets	6,584
Valuation allowance	(6,584)

Net deferred tax assets	$-

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

Overview - B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, former president, and former chief executive officer, Ms. Anna C. Jones. As of October 28, 2013, we had one employee Mr. Restituto Cenia, who was appointed as President, Chief Executive Officer and Chief Financial Officer for the Company.

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

During the quarter ended September 30, 2013, we continued development of our skin care products business through building product inventory and generating sales and sales leads. During fiscal year 2012 we received a firm purchase order for which we were advanced monies against the sale of that product. While this purchase order was priced at a significant discount to our anticipated suggested retail price, we believe sales generation and product distribution with various parties validates our go-to-market strategy and expected acceptance of our products. For the three months ended September 30, 2013 we recognized approximately $3,800 in sales of our product at an average price of $24.99 (our suggested retail price) per 1 ml container. This price point seems reasonable based on the results that we have received in our sample selection and distribution.

As of September 30, 2013, we had limited assets which consisted of cash and cash equivalents of $2,159, and inventory of $181. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, preferred stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall aging of the skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

Our only source of capital at this time has been the proceeds of our offering, loans provided by third parties and related parties. We must raise additional capital in the form of equity or debt financing in order to continue our business strategy. Once we become a publicly traded company, we expect to contact private equity funds, angel investors and others known to our management, majority shareholder and/or professionals with whom we may deal with in order to raise the necessary financing. The Company believes that if it can secure at least 50% or more of its current financing requirements, it will be able to move forward and complete the first phase of its business plan.

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

Employees - As of October 28, 2013, we had one employee, our president, and chief executive officer, Mr. Restituto S. Cenia, Jr. There is no written employment contract or agreement in place with Mr. Cenia.

Property - Currently we occupy space provided by Mr. Cenia our chief executive officer at no charge. There is no written lease agreement with Mr. Cenia. We will seek to establish a permanent location and facility for our business operations.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of October 28, 2013 the Company received $21,000 in short term financing from our president and chief executive officer, Mr. Cenia. These loans bear interest at a rate of 6% and 4% per annum, are due and payable on the one year anniversary of the loan instrument, which both expire in September 2014. Mr. Cenia has agreed to seek out other financing to support our working capital needs.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through September 30, 2013 involved business development efforts, planning, acquiring of, and developing our product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products.

We have limited reserves and need substantial capital to implement our planned business strategies. Given the currently unsettled state of the capital and credit markets, there is no assurance that we will be able to raise the amount of capital that we need to support our working capital requirements or for further investment in current or future operations. If we are unable to raise the necessary capital at the time we require such funding, we may have to materially change our plans, delay the implementation of our business strategy or curtail or abandon our business plan. Our independent registered public accounting firm included an explanatory paragraph in their report for our annual report filed on Form 10-K emphasizing the uncertainty of our ability to remain a going concern.

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

Three month period ended September 30, 2013 compared to the three month period ended September 30, 2012:

The Company generated limited revenues for the three month period ended September 30, 2013 of $3,802 and none for the three month period ended September 30, 2012. Cost of goods sold for the three month period ended September 30, 2013 was $421 and none for the three month period ended September 30, 2012. Gross margin on sales of product was $3,381 or 88.9% for the three month period ended September 30, 2013. The Company through the assistance of its founder, Ms. Jones fulfilled order placement of this sale, which consisted of manufacturing, packaging and quality control of the finished goods, as well as distributed several hundred of its sample products to potential customers and users in advancement of its business goals.

Consulting and other expense for the three month period ended September 30, 2013 was $13,532 compared to $9,533 for the three month period ended September 30, 2012. For the three month period ended September 30, 2013, this consisted primarily of consulting expense of $5,010, audit and accounting, and other costs associated with being a publicly reporting company of $8,465, and other expenses of $57, compared to the three month period ended September 30, 2012 where we incurred $4,600 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $4,722, and other expenses of $211. Samples/marketing expense for the three month period ended September 30, 2013 consisted of costs for raw materials and packaging to develop sample products of $101 and marketing expense of none compared to the three month period ended September 30, 2013 where we incurred costs for raw materials and packing to develop sample products of none and marketing expense of none. For the three months ended September 30, 2013, and for the three months ended September 30, 2012 we recognized amortization expense of none and $313, respectively.

For the three months ended September 30, 2013, and for the three months ended September 30, 2012 we recognized interest expense of $35 and none, respectively.

Net loss per share for the three months ended September 30, 2013 and 2012 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since acquiring the product formulations, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, developing formulas and samples and continued testing of our products, as well as initiating marketing and sales relationships.

We have no lines of credit or other bank financing arrangements. Generally, we financed operations to date through the proceeds of our registered offering and with loans from independent unrelated parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of raw material for inventory production; (ii) expenses associated with product packaging, labeling and associated marketing, (iii) development expenses associated with an early stage business; (iv) research and development costs associated with new product offerings, and (v) management/consulting costs, as well as general and administrative expenses, including those costs of being a publicly reporting company. We intend to finance these expenses with the further issuance of debt and equity securities. Thereafter, we expect that we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in further dilution to our current stockholders. Further, such financial instruments or securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock and/or as debt in the form of loans.

Raising private capital, we believe, will be sought from business associates of our president, and chief executive officer or directly from him, possibly from existing shareholders, or through private investors referred to us by those same business associates or shareholders. To date, we have not received a financing commitment from any funding source and have not authorized any person or entity to seek funding on our behalf. If a market for our shares ever develops, of which there can be no assurance, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

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

As of September 30, 2013, we owed $14,314 in connection with legal fees, professional services, general business expenses, and product development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of September 30, 2013, we received $17,500 from our president and chief executive officer, Mr. Cenia, in the form of two loans to cover costs associated with general business expenses, costs of being a public company and its reporting and product development costs. There are no other significant liabilities recorded at September 30, 2013.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending September 30, 2013.

From time to time the Company may be named in claims arising in the ordinary course of business.

ITEM 1A – RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this quarterly report filed on Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

B-Maven has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of $2,159 as of September 30, 2013. We have negative working capital of $29,489 and a stockholders’ deficit of $16,888 at September 30, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2013 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as further developing our business plan, however, we will seek the necessary additional financing to further pursue our business. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which consisted of loans from our founder, affiliated and unaffiliated third parties, were sufficient to keep business operations functioning for three to six months. We recently received funding from our president and chief executive officer, Mr. Cenia, for working capital needs. These funds carry an interest rate of 6% and 4%, and are due and payable on the one year anniversary date of the loan agreement. The Company started production of sample inventory for its product line through Ms. Jones’s efforts, as well as through the efforts of consulting firms working with us on an as “needed basis.” Ms. Jones continues to provide as needed services to the Company in its pursuit of continued development of the products and formulas. We do not have a written agreement with Ms. Jones our founder and former officer of the Company. We currently spend between $3,000 and $4,000 per month in operational expenses. We generated limited revenues from sale of our products, and our expenses will be accrued or deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive to continue our operations beyond a month-to-month basis.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. Most of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E-Scentual product line, beginning our business activities and completing our public offering. Through September 30, 2013, we had limited operating revenues and have distributed primarily samples of our products to potential customers or end-users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

Because we have nominal assets and no revenue prior to January 1, 2013, we are considered a "shell company" and are subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are required to check a box on Form 10-Q and Form 10-K indicating that we were a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing a merger or acquiring other assets. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

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

Through the date of this quarterly report, there has been no established trading market for our common stock, and most likely in the near future no established public market will be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, has recently been approved and our stock is also currently quoted on the OTCQB.  There can be no assurances as to whether:

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

There is currently no established market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered through our effective Form S-1 have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application (even though we believe that we are not a shell company as of the date of this Report)) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

None for the period ending September 30, 2013

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

B-Maven, Inc. includes by reference the following exhibits:

#2	Stock Purchase Agreement between Four Hawks Management Co. and Anna C. Jones, dated April 26, 2013
*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement between B-Maven, Inc., and its former counsel
*10.2	Agreement regarding Conflict of Interest
**10.3	Termination Agreement between B-Maven, Inc., and Gary B. Wolff, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

# Filed on Form 10-K for the year ended June 30, 2013, on October 3, 2013

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

Dated: October 28, 2013

B-MAVEN, INC.

(the registrant)

By: /s/ Restituto S. Cenia

By: Restituto S. Cenia, Jr.

President, CEO, Principal Executive Officer,

Treasurer, Chairman, Principal Financial Officer and

Principal Accounting Officer