Form 10-Q
period 2013-12-31
B-MAVEN, INC.
filed 2014-03-12
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2013

OR

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock outstanding as of March 12, 2014 was 10,000,000 shares.

B-MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of B-Maven, Inc. at December 31, 2013 (unaudited) and June 30, 2013 (audited)	3

	Statements of Operations of B-Maven, Inc. for the Three Months and Six Months ended December 31, 2013 and 2012, and for the period June 24, 2011 (Inception) through December 31, 2013 (unaudited)	4

	Statement of Cash Flows of B-Maven, Inc. for the Six Months ended December 31, 2013 and 2012, and for the period June 24, 2011 (Inception) through December 31, 2013 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		23

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	December 31, 2013 (unaudited)	June 30, 2013 (audited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$-	$-
Inventory	181	212
Total Current Assets	181	212

OTHER ASSETS:
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$181	$212

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$9,517	$14,414
Sales revenue received in advance	5,000	5,000
Loans – related party	22,005	-
TOTAL LIABILITIES	36,522	19,414

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid in capital	(22,601)	(22,601)
Deficit accumulated during development stage	(23,740)	(6,601)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(36,341)	(19,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$181	$212

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations (unaudited)

	For the six months ended December 31, 2013	For the six months ended December 31, 2012	For the period June 24, 2011 (inception) through December 31, 2013

Revenue	$3,802	$625	$5,557
Cost of goods gold	421	105	739
Gross margin	3,381	520	4,818
Expenses:
Samples/marketing expense	101	726	3,815
Consulting and other expenses	19,300	22,362	70,297
Amortization expense	-	625	2,500
Organization expenses	-	-	5,665
Total expenses	19,401	23,713	82,277
Other Income/(Expense):
Interest expense	(319)	-	(319)
Gain on relief of debt	-	-	55,638
Total other income/(expense)	(319)	-	55,319
Net income/(loss) before income tax	(16,339)	(23,713)	(22,140)
Provision for income tax	800	800	1,600
Net income/(loss)	$(17,139)	$(23,993)	$(23,740)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	9,565,217

	For the three months ended December 31, 2013	For the three months ended December 31, 2012

Revenue	$-	$625
Cost of goods gold	-	105
Gross margin	-	520
Expenses:
Samples/marketing expense	-	726
Consulting and other expenses	5,768	12,829
Amortization expense	-	312
Total expenses	5,768	13,867
Other Income/(Expense):
Interest expense	(284)	-
Gain on relief of debt	-	-
Total other income/(expense)	(284)	-
Net income/(loss) before income tax	(6,052)	(13,347)
Provision for income tax	800	-
Net income/(loss)	$(6,852)	$(13,347)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	10,000,000

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows (unaudited)

	For the six months ended December 31, 2013	For the six months ended December 31, 2012	For the period June 24, 2011 (inception) through December 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(17,139)	$(23,993)	$(23,740)
Amortization	-	625	2,500
Gain on debt relief	-	-	(55,638)
Shares issued for organizational expense	-	-	5,000

Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory	31	-	(181)
Increase in sales revenue received in advance	-	5,000	5,000
Increase/(decrease) in accrued expenses	(4,897)	17,903	45,417
(Increase) in deferred expenses	-	-	-
Net cash provided by (used in) operating activities	(22,005)	(360)	(21,642)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	25,000	25,000
Deferred offering expenses paid in cash	-	(26,939)	(46,439)
Proceeds from loans - unrelated parties	-	5,460	24,738
Repayment of loans - unrelated party	-	-	(5,000)
Proceeds from loan - related parties	22,005	101	23,343
Net cash provided by (used in) financing activities	22,005	3,622	21,642
CHANGE IN CASH	-	3,262	-
CASH AT BEGINNING OF PERIOD	-	317	-
CASH AT END OF PERIOD	$-	$3,579	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$800	$1,600
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements

December 31, 2013 (unaudited)

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

The Company has generated limited revenues from its principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

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

h.

Advertising - Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting periods presented.

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

Our product formulas and samples were placed in service on July 1st, 2011. We amortized these costs over twenty four (24) months. Our product formulas and samples are fully amortized as of December 31, 2013.

j.

Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $36,341 and a deficit accumulated during the development stage of $23,740 at December 31, 2013. As of December 31, 2013, the Company had generated limited revenue and had no committed sources of capital or financing.

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

At December 31, 2013, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of December 31, 2013 the Company had $22,005 in net loan proceeds from our chief executive officer and president, Mr. Cenia, a related party, in order to fund working capital expenses. These loans are unsecured and carry an interest rate of 6% and 4% per annum, respectively. During the three month period ended December 31, 2013 the Company increased these loans – related party by $1,005. The loans are payable in one lump sum on the anniversary date of the loan instrument, September 18 and September 25, 2014, respectively.

The Company accrued $319 in interest expense for the loans for the period ended December 31, 2013.

NOTE 6 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consist principally of accounting, legal and other fees incurred through the close of our common stock offering (August 1, 2012) that were directly related to the offering. Deferred offering costs were offset against net proceeds received from our common stock offering. We recognized total adjustments to additional paid in capital of $45,101; comprised of deferred offering costs of $46,439 offset by debt forgiveness of $1,338.

As of May 14, 2013 a change in control of the Company occurred with respect to its ownership. With a change in control certain liabilities of the Company were forgiven and/or paid for by our founder (a former officer and director), Ms. Jones.

NOTE 7 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of $23,740 that may be available to reduce future years’ taxable income through 2031.

As of December 31, 2013
Deferred tax assets:
Net operating tax carryforwards	$9,259
Other	-
Gross deferred tax assets	9,259
Valuation allowance	(9,259)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8 - SUBSEQUENT EVENTS

The Company on March 6, 2014 received approximately $6,000 in loans – related party to fund working capital expenditures.

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

Overview - B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, Ms. Anna C. Jones. As of March 12, 2014, we had one employee Mr. Restituto Cenia, our President, Chief Executive Officer and Chief Financial Officer of the Company.

The Company issued 5,000,000 shares of its common stock to our founder at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 2,500,000 shares of our common stock to our founder, in exchange for product formulas and sample products.

On August 1, 2012 the Company completed an offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

We are an early stage company and have limited financial resources. We will continue to rely upon raising capital by selling additional shares of the Company, upon which our shareholders may be further diluted, or by issuing debt as a source of financing. In addition to our completed offering, the Company received short-term financing from various third parties in the form of loans to cover expenses. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We have a significant amount of work that needs to be completed and capital raised in order to compete within the marketplace. To date, we have had limited sales and cannot predict when our products will be sold or distributed through regular retail outlets, wholesale, and/or through our international distribution partners network.

During the period ended December 31, 2013, we continued development of our skin care product business through building inventory and generating sales and sales leads. During fiscal year 2012 we received a firm purchase order for which we were advanced a portion of monies against the sale of product to be delivered. While this purchase order was priced at a significant discount to our anticipated suggested retail price, we believe sales generation and product distribution with various parties validates our go-to-market strategy and the expected acceptance of our products. For the six months ended December 31, 2013 we recognized approximately $3,800 in sales at an average price of $24.99 (our suggested retail price) per 1 ml container. This price point appears reasonable based on the results we received in our sample selection and distribution.

As of December 31, 2013, we had limited assets which consisted of cash and cash equivalents of none, and inventory of $181. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, preferred stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall the aging of skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

The Company’s plan is to reach the point where we begin generating sufficient revenue from our skincare products to meet our financial obligations on a timely basis. In the early stages of our operation, we will keep costs to a minimum, and gradually introduce products in 2014; however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop various products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers.

Our only source of capital at this time has been the proceeds of our offering, loans provided by third parties and related parties. We must raise additional capital in the form of equity or debt financing in order to continue our business strategy. Once we establish a trading market for our common stock, we expect to contact private equity funds, angel investors and others known to our management, majority shareholder and/or professionals with whom we may deal with in order to raise the necessary financing. The Company believes that if it can secure at least 50% or more of its current financing requirements, it will be able to move forward and complete the first phase of its business plan.

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

Employees - As of March 12, 2014, we had one employee, our president, and chief executive officer, Mr. Restituto S. Cenia, Jr. There is no written employment contract or agreement in place with Mr. Cenia.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of March 12, 2014 the Company received approximately $28,000 in short term financing from our president and chief executive officer, Mr. Cenia. These loans bear interest at a rate of 6% and 4% per annum, are due and payable on the one year anniversary which expire in September 2014. Mr. Cenia has agreed to seek other financing to support our working capital needs.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through December 31, 2013 involved business development efforts, planning, acquiring of, and developing our product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products.

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

Other - As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report. We believe the perception that many people have of a public company makes it more likely they will accept restricted securities as consideration for indebtedness than they would from a private company. We have not performed any studies on this matter. Our conclusion is based solely on our own observations. However, there can be no assurances that we will be successful in getting anyone to accept restricted securities as payment for service or indebtedness. Additionally, the issuance of shares of common stock (and/or preferred stock) will dilute the percentage of ownership of our current stockholders.

Six month period ended December 31, 2013 compared to the six month period ended December 31, 2012:

The Company generated limited revenues for the six month period ended December 31, 2013 of $3,802 and $625 for the six month period ended December 31, 2012. Cost of goods sold for the six month period ended December 31, 2013 was $421 and $105 for the six month period ended December 31, 2012. Gross margin on sales of product was $3,381 or 88.9% for the six month period ended December 31, 2013, as compared to $520 or 83.2% for the six month period ended December 31, 2012. The Company through the continued assistance of our founder, Ms. Jones fulfilled order placement, which consisted of manufacturing, packaging and quality control, as well as distribution of hundreds of sample products to customers and users in advancement of its business goals.

Consulting and other expense for the six month period ended December 31, 2013 was $19,300 compared to $22,362 for the six month period ended December 31, 2012. For the six month period ended December 31, 2013, this consisted primarily of consulting expense of $7,010, audit and accounting, and other costs associated with being a publicly reporting company of $12,215, and other expenses of $75, compared to the six month period ended December 31, 2012 where we incurred $9,200 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $12,603, and other expenses of $559. Samples/marketing expense for the six month period ended December 31, 2013 consisted of raw material cost and packaging to develop sample products of $101 and marketing expense of none compared to the six month period ended December 31, 2013 where we incurred raw material cost and packaging to develop sample products of $226 and marketing expense of $500. For the six months ended December 31, 2013, and for the six months ended December 31, 2012 we recognized amortization expense of none and $625, respectively.

For the six months ended December 31, 2013, and for the six months ended December 31, 2012 we recognized interest expense of $319 and none, respectively.

For the six months ended December 31, 2013, and for the six months ended December 31, 2012 we experienced a loss from operations after taxes of $17,139 and $23,993, respectively. Net loss per share for the six months ended December 31, 2013 and 2012 was $(0.00) and $(0.00), respectively.

Three month period ended December 31, 2013 compared to the three month period ended December 31, 2012:

The Company generated limited revenues for the three month period ended December 31, 2013 of none and $625 for the three month period ended December 31, 2012. Cost of goods sold for the three month period ended December 31, 2013 was none and $105 for the three month period ended December 31, 2012. Gross margin on sales of product was $520 or 83.2% for the three month period ended December 31, 2012.

Consulting and other expense for the three month period ended December 31, 2013 was $5,768 compared to $12,829 for the three month period ended December 31, 2012. For the three month period ended December 31, 2013, this consisted primarily of consulting expense of $2,000, audit and accounting, and other costs associated with being a publicly reporting company of $3,625, and other expenses of $143, compared to the three month period ended December 31, 2012 where we incurred $4,600 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $7,881, and other expenses of $348. For the three months ended December 31, 2013, and for the three months ended December 31, 2012 we recognized amortization expense of none and $312, respectively.

For the three months ended December 31, 2013, and for the three months ended December 31, 2012 we recognized interest expense of $284 and none, respectively.

For the three months ended December 31, 2013, and for the three months ended December 31, 2012 we experienced a loss from operations after taxes of $6,852 and $13,347, respectively. Net loss per share for the three months ended December 31, 2013 and 2012 was $(0.00) and $(0.00), respectively.

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

We are a public entity, subject to the reporting requirements of the Exchange Act of 1934, and incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will approximate $50,000 per year, higher if our business volume and transactional activity increases. These obligations will reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use other noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent consultants and contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we are able to attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

As of December 31, 2013, we owed $9,836 in connection with legal fees, professional services, general business expenses, and product development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of December 31, 2013, we received $22,005 from our president and chief executive officer, Mr. Cenia, in the form of two loans plus additional funds (of $1,005) forwarded during three month period ended December 31, 2013 to cover costs associated with general business expenses, costs of being a public company and its reporting and product development costs. There are no other significant liabilities recorded at December 31, 2013.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending December 31, 2013.

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

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of none as of December 31, 2013. We have negative working capital of $36,341 and a stockholders’ deficit of $23,740 at December 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2013 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as developing our business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which consisted of loans from our founder, affiliated and unaffiliated third parties, were sufficient to keep business operations functioning for three to six months. We recently received funding from our president and chief executive officer, Mr. Cenia, for working capital needs. These funds carry an interest rate of 6% and 4%, and are due and payable on the one year anniversary date of the original loans. The Company started production of its product line through our founder, Ms. Jones’s, efforts as well as through the continued efforts of consulting firms working with us on an as “needed basis.” Ms. Jones provides ‘as needed’ services to the Company in its pursuit of continued development of products and formulas. We do not have a written agreement with Ms. Jones. We currently spend between $3,000 and $4,000 per month in operational expenses. We generate limited revenues from the sale of products, and most of our expenses will be accrued or deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive to continue our operations beyond a month-to-month basis.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. Most of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E-Scentual product line, beginning our business activities and completing our public offering. Through December 31, 2013, we had limited operating revenues and have distributed primarily samples of our products to potential customers or end-users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

The skincare and cosmetic products business is highly competitive. We compete with hundreds of large and small cosmetics companies, including such companies as L’Oreal S.A., Procter & Gamble, Estée Lauder and numerous other multi-national manufacturers. Most of our competitors market products that are well known and trusted by the consumer marketplace. Since virtually all of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions. Competition in the skincare business is based on pricing of products, the quality of the products, innovation, perceived value, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

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

Because we continue to have nominal assets and no revenue prior to January 1, 2013, we are considered a "shell company" and are subject to more stringent reporting requirements.

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

Following the effective date of our Registration Statement, which went effective on June 19, 2012, we became subject to the periodic reporting requirements of Section 15(d) of the Exchange Act require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs reduce or eliminate our ability to earn a profit.

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

Through the date of this quarterly report, there has been no established trading market for our common stock, and likely in the near future no established public market will be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, has been approved along with our stock currently quoted on the OTCQB.  There can be no assurances as to whether:

i.

any market for our shares will develop;

ii.

the prices at which our common stock will trade; or

iii.

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we were recently approved with the Depository Trust Company ("DTC") in permitting our shares to be traded electronically, no market or electronic trading of our shares has occurred. If an issuer is not “DTC-eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded between accounts, technically the shares can be traded manually but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB and OTCQB. While DTC-eligibility is not a requirement to trade on the OTCBB or the OTCQB, it is a necessity to process trades on the OTCBB and the OTCQB if a company’s stock is going to trade with any volume or consistency.

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

The trading of our securities, if any, will be on the OTCBB as maintained by FINRA and the OTCQB as maintained by the OTC Markets Group. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

Company’s management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

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

None for the period ending December 31, 2013

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

# Filed on Form 10-K for the year ended June 30, 2013, dated October 3, 2013

* Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S-1 and incorporated herein by reference

** Filed with the SEC on April 6, 2012 as part of our Registration Statement on Form S-1 Pre-effective Amendment #4 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2014	B-MAVEN, INC.
(the registrant)

By: /s/ Restituto S. Cenia
By: Restituto S. Cenia, Jr., President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer