Form 10-Q
period 2014-03-31
B-MAVEN, INC.
filed 2014-05-12
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2014

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from               to

Commission file number 333-176376

B-MAVEN, INC.

(Exact name of registrant as specified in its charter)

NEVADA	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

428 KATINDIG AVENUE, QUEZON CITY, METRO MANILA, PHILIPPINES
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (63) (914) 215-6799

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

Yes   X .  No       .

The number of shares of the registrant’s common stock outstanding as of May 12, 2014 was 10,000,000 shares.

B-MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of B-Maven, Inc. at March 31, 2014 (unaudited) and June 30, 2013 (audited)	3

	Statements of Operations of B-Maven, Inc. for the Three months and Nine months ended March 31, 2014 and 2013, and for the period June 24, 2011 (Inception) through March 31, 2014 (unaudited)	4

	Statement of Cash Flows of B-Maven, Inc. for the Nine months ended March 31, 2014 and 2013, and for the period June 24, 2011 (Inception) through March 31, 2014 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	14

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		26

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	March 31, 2014	June 30, 2013
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash or cash equivalents	$-	$-
Inventory	93	212
Total Current Assets	93	212

OTHER ASSETS:
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$93	$212

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$7,086	$14,414
Sales revenue received in advance	5,000	5,000
Loans – unrelated party	619	-
Loans – related party	27,755	-
TOTAL LIABILITIES	40,460	19,414

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid in capital	(22,601)	(22,601)
Deficit accumulated during development stage	(27,766)	(6,601)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(40,367)	(19,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93	$212

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations (unaudited)

	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013	For the period June 24, 2011 (inception) through March 31, 2014

Revenue	$7,707	$1,755	$9,462
Cost of goods gold	924	318	1,242
Gross margin	6,783	1,437	8,220
Expenses:
Samples/marketing expense	304	726	4,018
Consulting and other expenses	26,243	29,602	77,240
Amortization expense	-	938	2,500
Organization expenses	-	-	5,665
Total expenses	26,547	31,266	89,423
Other Income/(Expense):
Interest expense	(601)	-	(601)
Gain on relief of debt	-	-	55,638
Total other income/(expense)	(601)	-	55,037
Net income/(loss) before income tax	(20,365)	(29,829)	(26,166)
Provision for income tax	800	800	1,600
Net income/(loss)	$(21,165)	$(30,629)	$(27,766)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	9,708,029

	For the three months ended March 31, 2014	For the three months ended March 31, 2013

Revenue	$3,905	$1,130
Cost of goods gold	503	213
Gross margin	3,402	917
Expenses:
Samples/marketing expense	203	-
Consulting and other expenses	6,943	7,239
Amortization expense	-	313
Total expenses	7,146	7,552
Other Income/(Expense):
Interest expense	(282)	-
Gain on relief of debt	-	-
Total other income/(expense)	(282)	-
Net income/(loss) before income tax	(4,026)	(6,635)
Provision for income tax	-	-
Net income/(loss)	$(4,026)	$(6,635)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	10,000,000

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows (unaudited)

	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013	For the period June 24, 2011 (inception) through March 31, 2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(21,165)	$(30,629)	$(27,766)
Amortization	-	938	2,500
Gain on debt relief	-	-	(55,638)
Shares issued for organizational expense	-	-	5,000

Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory	(119)	318	(93)
Increase in sales revenue received in advance	-	5,000	5,000
Increase/(decrease) in accrued expenses	(7,090)	17,585	42,986
(Increase) in deferred expenses	-	-	-
Net cash provided by (used in) operating activities	(28,374)	(6,788)	(28,011)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	25,000	25,000
Deferred offering expenses paid in cash	-	(26,939)	(46,439)
Proceeds from loans - unrelated parties	619	8,980	25,357
Repayment of loans - unrelated party	-	-	(5,000)
Proceeds from loan - related parties	27,755	101	29,093
Net cash provided by (used in) financing activities	28,374	7,142	28,011
CHANGE IN CASH	-	354	-
CASH AT BEGINNING OF PERIOD	-	317	-
CASH AT END OF PERIOD	$-	$671	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$800	$1,600
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements

March 31, 2014 (unaudited)

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

The Company has generated limited revenues from its operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

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

d. Use of Estimates and Assumptions - Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company adopted the provisions of ASC 260.

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

Our product formulas and samples were placed in service on July 1st, 2011. We amortized these costs over twenty four (24) months. Our product formulas and samples are fully amortized as of March 31, 2014.

j. Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $40,367 and a deficit accumulated during the development stage of $27,766 at March 31, 2014. As of March 31, 2014, the Company had generated limited revenue and had no committed sources of capital or financing.

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

At March 31, 2014, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of March 31, 2014 the Company had $27,755 in net loan proceeds from our chief executive officer and president, Mr. Cenia, a related party, in order to fund working capital expenses. $14,000 and $7,000 are unsecured and carry an interest rate of 6% and 4% per annum, respectively. The loans are payable in one lump sum on the anniversary date of the loan instrument, September 18 and September 25, 2014, respectively. $1,005 and $5,750 are unsecured and carry no interest rate and are due and payable upon demand.

The Company accrued $601 in interest expense for the two loans for the nine month period ended March 31, 2014.

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

NOTE 7 – INCOME TAXES

As of March 31, 2014, the Company had net operating loss carry forwards of $27,766 that may be available to reduce future years’ taxable income through 2031.

As of March 31, 2014

Deferred tax assets:
Net operating tax carryforwards	$10,829
Other	-
Gross deferred tax assets	10,829
Valuation allowance	(10,829)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8 - SUBSEQUENT EVENTS

The Company on May 2, 2014 received approximately $6,100 in loans – related party to fund working capital expenditures.   This loan is unsecured and carries no interest rate and is due and payable upon demand.

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

Overview - B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, Ms. Anna C. Jones. As of May 12, 2014, we had one employee Mr. Restituto Cenia, our President, Chief Executive Officer and Chief Financial Officer of the Company.

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

During the period ended March 31, 2014, we continued development of our skin care product business through building inventory and generating sales and sales leads. During fiscal year 2012 we received a firm purchase order for which we were advanced a portion of monies against the sale of product to be delivered. While this purchase order was priced at a significant discount to our anticipated suggested retail price, we believe sales generation and product distribution with various parties validates our go-to-market strategy and the expected acceptance of our products. For the nine months ended March 31, 2014 we recognized $7,707 in sales at an average price of $24.99 (our suggested retail price) per 1 ml container. This price point appears reasonable based on the results we received in our sample selection and distribution.

As of March 31, 2014, we had limited assets which consisted of cash and cash equivalents of none, and inventory of $93. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, preferred stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall the aging of skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

Employees - As of May 12, 2014, we had one employee, our president, and chief executive officer, Mr. Restituto S. Cenia, Jr. There is no written employment contract or agreement in place with Mr. Cenia.

Property - Currently we occupy space provided by Mr. Cenia at no charge. There is no written lease agreement with Mr. Cenia. We will seek to establish a permanent location and facility for our business operations.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of May 12, 2014 the Company received approximately $33,900 in short term financing from our president and chief executive officer, Mr. Cenia. Two of the loans bear interest at a rate of 6% and 4% per annum, are due and payable on the one year anniversary which expire in September 2014. The other three loans do not bear interest and are due and payable upon demand. Mr. Cenia has agreed to seek other financing to support our working capital needs.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through March 31, 2014 involved business development efforts, planning, acquiring of, and developing our product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products.

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

Nine month period ended March 31, 2014 compared to the nine month period ended March 31, 2013:

The Company generated limited revenues for the nine month period ended March 31, 2014 of $7,707 and $1,755 for the nine month period ended March 31, 2013. Cost of goods sold for the nine month period ended March 31, 2014 was $924 and $318 for the nine month period ended March 31, 2013. Gross margin on sales of product was $6,783 or 88.0% for the nine month period ended March 31, 2014, as compared to $1,437 or 81.9% for the nine month period ended March 31, 2013. The Company through the continued assistance of our founder, Ms. Jones fulfilled order placement, which consisted of manufacturing, packaging and quality control, as well as distribution of hundreds of sample products to customers and users in advancement of its business goals.

Consulting and other expense for the nine month period ended March 31, 2014 was $26,243 compared to $29,602 for the nine month period ended March 31, 2013. For the nine month period ended March 31, 2014, this consisted primarily of consulting expense of $10,010, audit and accounting, and other costs associated with being a publicly reporting company of $16,059, and other expenses of $174, compared to the nine month period ended March 31, 2013 where we incurred $13,700 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $15,245, and other expenses of $657. Samples/marketing expense for the nine month period ended March 31, 2014 consisted of raw material cost and packaging to develop sample products of $304 and marketing expense of none compared to the nine month period ended March 31, 2013 where we incurred raw material cost and packaging to develop sample products of $226 and marketing expense of $500. For the nine months ended March 31, 2014, and for the nine months ended March 31, 2013 we recognized amortization expense of none and $938, respectively.

For the nine months ended March 31, 2014, and for the nine months ended March 31, 2013 we recognized interest expense of $601 and none, respectively.

For the nine months ended March 31, 2014, and for the nine months ended March 31, 2013 we experienced a loss from operations after taxes of $21,165 and $30,629, respectively. Net loss per share for the nine months ended March 31, 2014 and 2013 was $(0.00) and $(0.00), respectively.

Three month period ended March 31, 2014 compared to the three month period ended March 31, 2013:

The Company generated limited revenues for the three month period ended March 31, 2014 of $3,905 and $1,130 for the three month period ended March 31, 2013. Cost of goods sold for the three month period ended March 31, 2014 was $503 and $213 for the three month period ended March 31, 2013. Gross margin on sales of product was $3,402 or 87.1% for the three month period ended March 31, 2014, as compared to $917 or 81.2% for the three month period ended March 31, 2013.

Consulting and other expense for the three month period ended March 31, 2014 was $6,943 compared to $7,239 for the three month period ended March 31, 2013. For the three month period ended March 31, 2014, this consisted primarily of consulting expense of $3,000, audit and accounting, and other costs associated with being a publicly reporting company of $3,843, and other expenses of $100, compared to the three month period ended March 31, 2013 where we incurred $4,500 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $2,642, and other expenses of $97. Samples/marketing expense for the three month period ended March 31, 2014 consisted of raw material cost and packaging to develop sample products of $203 and marketing expense of none compared to the three month period ended March 31, 2013 where we incurred raw material cost and packaging to develop sample products of none and marketing expense of none. For the three months ended March 31, 2014, and for the three months ended March 31, 2013 we recognized amortization expense of none and $313, respectively.

For the three months ended March 31, 2014, and for the three months ended March 31, 2013 we recognized interest expense of $282 and none, respectively.

For the three months ended March 31, 2014, and for the three months ended March 31, 2013 we experienced a loss from operations after taxes of $4,026 and $6,635, respectively. Net loss per share for the three months ended March 31, 2014 and 2013 was $(0.00) and $(0.00), respectively.

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

As of March 31, 2014, we owed $7,086 in connection with legal fees, professional services, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of March 31, 2014, we received $27,755 from our president and chief executive officer, Mr. Cenia, in the form of two loans plus additional funds (of $6,755 consisting of two interest free loans) which were forwarded during three month period ended March 31, 2014 to cover costs associated with general business expenses, costs of being a public company and its reporting and product development costs. There are no other significant liabilities recorded at March 31, 2014.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings have been initiated by or served upon the Company during the period ending March 31, 2014.

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

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of none as of March 31, 2014. We have negative working capital of $40,367 and a stockholders’ deficit of $27,766 at March 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2013 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as developing our business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

We were formed in June 2011. Most of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E-Scentual product line, beginning our business activities and completing our public offering. Through March 31, 2014, we had limited operating revenues and have distributed primarily samples of our products to potential customers or end-users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

In an effort to resolve such potential conflicts of interest, we entered into a written agreement with Ms. Jones, our founder, specifying that any business opportunities that she may become aware of independently or directly through her association with us (as opposed to disclosure to her of such business opportunities by management or consultants associated with other entities) would be presented by her solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Because we continue to have nominal assets and had no revenue prior to January 1, 2013, we are considered a "shell company" and subject to more stringent reporting requirements.

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

None for the period ending March 31, 2014

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

Dated: May 12, 2014

B-MAVEN, INC.

(the registrant)

By: /s/ Restituto S. Cenia

By: Restituto S. Cenia, Jr., President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer