Form 10-K
period 2014-06-30
B-MAVEN, INC.
filed 2014-09-16
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the price at which common equity was last sold: $25,000 as of December 31, 2013.

The number of shares of the registrant’s common stock outstanding as of September 16, 2014 was 10,000,000 shares.

Documents incorporated by reference: None

Table of Contents

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

Except as otherwise indicated by the context, references in this report to “Company”, “B-Maven”, “we”, “us” and “our” are references to B-Maven, Inc. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

History

B-Maven, Inc. was incorporated under the laws of the State of Nevada on June 24, 2011, and acquired product formulations and raw materials to produce sample products from Ms. Anna C. Jones, our founder. We currently have one employee, Mr. Restituto S. Cenia Jr., who serves as the Chairman of the board, a Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The Company issued 5,000,000 shares of its common stock to Ms. Jones on June 27, 2011 in exchange for organizational costs/services incurred upon its incorporation. These costs/services were valued at $5,000. Following our formation, we issued an additional 2,500,000 shares of our common stock to Ms. Jones, in exchange for product formulas and raw materials to produce sample products. The cost incurred by Ms. Jones for the product formulations and product samples along with professional services incurred in preparing the foregoing was approximately $2,500 which is the value placed upon the shares issued to Ms. Jones.

The Company on August 1, 2012 completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

On April 26, 2013, Ms. Anna C. Jones, a former officer and our founder, and Four Hawk Management Co. (“Four Hawk”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Ms. Jones agreed to sell to Four Hawk an aggregate amount of 7,500,000 shares of common stock of the Company owned at the time by Ms. Jones (the “Shares”). The Shares represented 75% of the issued and outstanding shares of the Company’s common stock.

Pursuant to the terms of the Purchase Agreement, on May 14, 2013 (the “Closing Date”), (i) the existing sole director (Ms. Jones) appointed the designee of Four Hawk, Mr. Restituto S. Cenia, Jr., to serve as Chairman of the Board, a Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and (ii) Ms. Jones resigned from her positions as the sole officer and the sole director of the Company, effective the Closing Date. As a result of these transactions, control of the Company passed to Four Hawk. As of the Closing Date, the Shares acquired by Four Hawk constituted 75% of the issued and outstanding common stock of the Company.

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

The Company’s plan is to reach the point where we begin generating sufficient revenue from our skincare products to meet our financial obligations on a timely basis. In the early stages of our operation, we will keep costs to a minimum, and gradually introduce products in 2014 (which we have done); however there can be no assurance that we will be successful in achieving or adhering to this schedule. The cost to develop various products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers.

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

Despite the aforementioned, in order to execute on our plan, we must seek additional financing and our ability to execute our business plan is limited until we receive additional financing. If and when we obtain the required financing, we should be able to undertake our business plan through the following phases.

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

o

sources – tester and sample users

o

manufacturing – building with world class efforts and quality control

o

clients, prospects, suppliers, partners, stakeholders

•

a framework for collaboration and community interest in our products – all natural

Phase 3 (3-4 months in duration; $30,000 est. costs)

•

develop transaction-based systems to enhance product sales and target marketing

•

customer profile building, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal consumer’

•

targeted one to one delivery with retail operations using distributors

•

integrated information and communications environments, combining voice, image, and data to assist with product sales and target marketing

•

simple system-to-system exchanges for routine transactions

Phase 4 (3-4 months in duration; $40,000 est. costs)

•

real-time dynamic information exchange while building psychodynamic customer profiles and ‘world class’ product development

•

advanced system-to-system exchanges for all transactions

•

real-time performance support systems – sales, production, and marketing

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

Employees

On May 14, 2013, Mr. Restituto S. Cenia Jr. was appointed as Chairman of the Board, a Director, President and Chief Executive Officer, Chief Financial Officer, as well as Secretary and Treasurer of the Company. There is no written employment contract or agreement in place with Mr. Cenia as of the date of this Report.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

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

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of none as of June 30, 2014. We have negative working capital of $44,360 and a stockholders’ deficit of $31,759 at June 30, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as developing our business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which consisted of loans from our founder, affiliated and unaffiliated third parties, were sufficient to keep business operations functioning for three to six months. During the year ended June 30, 2014 we received funding from our president and chief executive officer, Mr. Cenia, for working capital needs. Two of the loans carry an interest rate of 6% and 4%, and are due and payable on the one year anniversary date of the original loans. Three additional loans carry no interest rate and are due and payable on the one year anniversary date. The Company started production of its product line through its founder, Ms. Jones’s, efforts as well as through the continued efforts of consulting firms working with us on an as “needed basis.” Ms. Jones provides ‘as needed’ services to the Company in its pursuit of continued development of products and formulas. We do not have a written agreement with Ms. Jones. We currently spend between $3,000 and $4,000 per month in operational expenses. We generate limited revenues from the sale of products, and most of our expenses will be accrued or deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive to continue our operations beyond a month-to-month basis.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. Most of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E-Scentual product line, beginning our business activities and completing our public offering. Through June 30, 2014, we had limited operating revenues and have distributed primarily samples of our products to potential customers or end-users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

We face competition from companies with significantly greater resources and name recognition.

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

The Securities and Exchange Commission (“SEC”) adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are required to check a box on Form 10-Q and Form 10-K indicating that we were a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing a merger or acquiring other assets. The SEC adopted a new Rule 144 effective February 15, 2008, which makes re-sales of restricted securities by shareholders of a shell company more difficult.

Following the effective date of our Registration Statement, which went effective on June 19, 2012, we became subject to the periodic reporting requirements of Section 15(d) of the Exchange Act which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, which occurred on June 19, 2012, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effects on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Our Articles of Incorporation at Article XI provide for indemnification as follows: “No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification.”

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

Through the date of this Report (annual report filed on Form 10-K), there has been no established trading market for our common stock, and likely in the near future no established public market will be created for our securities. Our application to quote the shares of our common stock on the OTCBB, maintained by FINRA, has been approved along with our stock currently quoted on the OTCQB. There can be no assurances as to whether:

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

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediate foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

•

“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

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

Of the 10,000,000 presently issued and outstanding shares of common stock, 7,500,000 shares are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting company, may, under certain conditions, sell all or any of her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Because none of our directors (currently one person) are independent directors, we do not currently have an independent audit or a compensation committee. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

As of the effective date of our registration statement (June 19, 2012), we became subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our sole discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 500 shareholders and do not file a registration statement on Form 8A (of which we have no current plans to file). If this occurs after the first year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We may still be required to deliver periodic reports to security holders, however, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act. Previously, a company with more than 500 shareholders of record and $10 million in assets had to register under the Exchange Act. However, the JOBS Act raises the minimum shareholder threshold from 500 to either 2,000 shareholders of record or 500 shareholders of record who are not “accredited investors” (or 2,000 shareholders of record in the case of banks and bank holding companies). The JOBS Act excludes securities received by employees pursuant to employee stock incentive plans for purposes of calculating the shareholder threshold. This means that access to information regarding our business and operations will be limited.

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

Year ended June 30, 2014	High	Low
First quarter	$0.01	$0.01
Second quarter	$0.01	$0.01
Third quarter	$0.01	$0.01
Fourth quarter	$0.01	$0.01

Shareholders of Record

As of September 16, 2014, an aggregate of 10,000,000 shares of our common stock were issued and outstanding and owned by 18 shareholders of record.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have not since June 24, 2011 (date of inception) declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors (the “Board”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from Sale of Registered Securities

Our Registration Statement on Form S-1 (Reg. No. 333-176376) in connection with the sale by us of up to 2,500,000 shares of common stock for $0.01 per share, was declared effective by the SEC on June 19, 2012.  The following information was reported by us in our annual report (Form 10-K) dated for the period ended June 30, 2013:

	Shares	Amount
Aggregate Sold	2,500,000	$25,000
Net Proceeds		$25,000

The net proceeds from our offering were used for general working capital purposes.

No payments for expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any affiliates with the funds raised in the offering, which funds we have not officially accepted or used to date. The offering was conducted in a best efforts, no minimum, direct public offering without involvement of underwriters or broker-dealers and the Company did not pay any commissions in connection with the sale of the shares. The Company completed its offering during fiscal year ending June 30, 2013, more specifically on August 1, 2012.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data to our financial statements located elsewhere in this Annual Report on Form 10-K is not required for smaller reporting companies under Article 8 Regulation S-X.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are “forward-looking statements” and are not guarantees of future performance. When used herein, the words “may,” “will,” “should,” “anticipate,” “believe,” “appear,” “intend,” “plan,” “expect,” “estimate,” “approximate,” and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption “Risk Factors,” in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Annual Report on Form 10-K does not have any statutory safe harbor for this forward looking statement. We undertake no obligation to update publicly any forward-looking statements.

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

Overview

B-Maven, Inc. was incorporated under the laws of the State of Nevada on June 24, 2011, and acquired product formulations and raw materials to produce sample products from Ms. Anna C. Jones, our founder. We currently have one employee, Mr. Restituto S. Cenia Jr., who serves as the Chairman of the board, a Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

The Company issued 5,000,000 shares of its common stock to Ms. Jones on June 27, 2011 in exchange for organizational costs/services incurred upon its incorporation. These costs/services were valued at $5,000. Following our formation, we issued an additional 2,500,000 shares of our common stock to Ms. Jones, in exchange for product formulas and raw materials to produce sample products. The cost incurred by Ms. Jones for the product formulations and product samples along with professional services incurred in preparing the foregoing was approximately $2,500 which is the value placed upon the shares issued to Ms. Jones.

The Company on August 1, 2012 completed its offering pursuant to an effective registration statement filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

On April 26, 2013, Ms. Anna C. Jones, a former officer and our founder, and Four Hawk Management Co. (“Four Hawk”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Ms. Jones agreed to sell to Four Hawk an aggregate amount of 7,500,000 shares of common stock of the Company owned directly by Ms. Jones (the “Shares”). The Shares represented 75% of the issued and outstanding shares of the Company’s common stock.

Pursuant to the terms of the Purchase Agreement, on May 14, 2013 (the “Closing Date”), (i) the existing sole director (Ms. Jones) appointed the designee of Four Hawk, Mr. Restituto S. Cenia, Jr., to serve as Chairman of the Board, a Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and (ii) Ms. Jones resigned from her positions as the sole officer and the sole director of the Company, effective the Closing Date. As a result of these transactions, control of the Company passed to Four Hawk. As of the Closing Date, the Shares acquired by Four Hawk constituted 75% of the issued and outstanding common stock of the Company.

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

Results of Operations for the Fiscal Years ended June 30, 2014 and June 30, 2013

Our operating results for the fiscal years ended June 30, 2014 and June 30, 2013 are summarized as follows:

	Period ended	Period ended
	June 30, 2014	June 30, 2013

Revenue	$7,707	$1,755
Costs of goods sold	924	318
Sample/marketing expense	304	726
Consulting and other expense	29,948	33,737
Amortization expense	–	1,250
Organization expenses	–	–
Other income/(expense)	(889)	55,638
Net income/(loss)	$(25,158)	$20,562

Revenues

The Company generated limited revenues for the fiscal year ended June 30, 2014 of $7,707 and $1,755 for the fiscal year ended June 30, 2013. Cost of goods sold for the fiscal year ended June 30, 2014 was $924 and $318 for the fiscal year ended June 30, 2013. Gross margin from the sale of product was $6,783 or 88.0% for the fiscal year ended June 30, 2014. Gross margin from the sale of product was $1,437 or 81.9% for the fiscal year ended June 30, 2013. The Company recognized its first sales of product during December 2012.

Expenses

Sample/marketing expense

Sample and marketing related expenses were $304 and $726, respectively, for the fiscal years ended June 30, 2014 and June 30, 2013. Sample and marketing expenses are costs incurred in producing sample products and the placement of samples with potential marketing partners, customers, distributors and retail establishments. During 2012 the Company received its first orders of products for sale and limited distribution. Sample product is recorded at cost and removed from inventory.

Consulting and other expense

Consulting and other expenses were $29,948 and $33,737, respectively, for the fiscal years ended June 30, 2014 and June 30, 2013. Consulting fees during the fiscal year ended June 30, 2014 totaled $12,509 incurred on behalf of developing our various products, and preparing packaging, labeling and marketing plans in order to bring our products to market as compared to $15,700 during the fiscal year ended June 30, 2013. During the fiscal year ended June 30, 2014 we incurred other operating expense of $7,439 which was primarily administrative costs of our business not related to our offering as compared to $9,537 during the fiscal year ended June 30, 2013. During the fiscal year ended June 30, 2014 we incurred audit and accounting expense of $10,000 as compared to $8,500 during the fiscal year ended June 30, 2013. During fiscal year ended June 30, 2013 we capitalized a portion of these costs as well as certain legal costs associated with our offering as deferred offering costs and offset these costs against additional paid in capital. Over the years we expect to incur further significant legal and accounting, and other professional fees due to our public reporting requirements, as well as additional development costs of our products in order to be brought to market. These costs will require us to seek additional financing.

Amortization expense

During fiscal year ended June 30, 2013, we amortized our product formulas and product samples that were purchased from our founder. We recognized $1,250 in amortization expense for the fiscal year ended June 30, 2013 as compared to none for the fiscal year ended June 30, 2014. We amortized these costs over 24 months. Product formulas and product samples have a net balance of $0 as of June 30, 2014.

Other income/(expense)

During the fiscal year ended June 30, 2013, we recognized debt forgiveness from several lenders upon the change in control of the Company and the sale of our founder’s ownership interest. This included both legal fees and working capital costs that we funded through these loans. We recognized $55,638 in gain on relief of debt for the fiscal year ended June 30, 2013 as compared to none for the fiscal year ended June 30, 2014. We believe this to be a one-time event for the Company and do not believe that we will be able to settle debt or obtain relief from debt in this fashion in the future.

During the fiscal year ended June 30, 2014, we recognized interest expense of $889, as compared, to none for the fiscal year ended June 30, 2013. Interest expense is associated with related party loans with our Chief Executive Officer and President, Mr. Cenia. Both loans are due and payable in September 2014.

Net Loss

We recognized a net loss of $25,158 for the fiscal year ended June 30, 2014 as compared to net income of $20,562 for the fiscal year ended June 30, 2013. Net income and net loss for the fiscal years ended June 30, 2014 and June 30, 2013, respectively, included various costs associated with product development which are not capitalized.

Liquidity and Capital Resources

As of June 30, 2014 and 2013, we had $0 in cash and cash equivalents. As of June 30, 2014, we had a working capital deficit of $44,360 and a deficit accumulated during the developmental stage of $31,759. While we are attempting to generate additional revenues by marketing and distributing our skin care products, our cash position is not significant enough to support our daily operations. Management believes that the actions presently being taken to further refine its business plan and produce inventory to generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will accomplish either. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations or obtain adequate financing.

As of June 30, 2014, we owed $4,979 in connection with other professional services related to general business expenses. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of June 30, 2014, we had outstanding loans from our founder or at the date of this Report an unrelated party of $619. During the fiscal year ended June 30, 2013 certain debts were forgiven as part of the change in control and sale of ownership interest by our founder. As of June 30, 2014 our Chief Executive Officer and President, Mr. Cenia, lent approximately $40,000 to the Company to cover its working capital costs. Two of the loans are due and payable in September 2014, and two others are due and payable upon the one year anniversary of the loans. The Company subsequent to fiscal year end June 30, 2014, the Company borrowed another $12,000 in funds for working capital expenditures. There are no other significant liabilities recorded at June 30, 2014.

On May 14, 2013, we experienced a change in control. With the change in control certain liabilities of the Company were forgiven by various parties or paid for on behalf of the Company by our founder, former president and former chief executive officer, Ms. Jones. These liabilities approximated $56,000 of which $19,500 were owed to our former legal counsel for his services in our registered offering. The Company as of the date of this Annual Report has recorded liabilities of approximately $10,000. No other significant liabilities have been incurred by the Company from June 30, 2014 through the date of this Report.

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

We are a public entity, subject to the reporting requirements of the Exchange Act of 1934, and incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate these costs will approximate $50,000 per year and may be significantly higher if our business volume and transactional activity increases but may be lower during our first year of being public because our overall business volume (and financial transactions) should be lower. These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use other noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent consultants and contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we are able to attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

Net cash provided by (used in) operating activities

Net cash used in operating activities for the fiscal year ended June 30, 2014 was $34,474 compared to net cash used in operating activities of $10,925 for the fiscal year ended June 30, 2013. The increase in cash used in operating activities was primarily due to a net loss of $25,158 and a decrease in our accrued expenses of $9,435, offset by a negligible decrease in inventory of $119.

Net cash provided by (used in) investing activities

Net cash used in investing activities for the fiscal years ended June 30, 2014 and 2013 was $0.

Net cash provided by financing activities

Net cash provided by financing activities for the fiscal year ended June 30, 2014 was $34,474. Cash provided by financing activities for the fiscal year ended June 30, 2013 was $11,242. This increase in cash provided by financing activities was as a direct result of net proceeds from borrowings from a related party of $33,855, along with proceeds of $619 in net borrowings from an unrelated party.

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

JUNE 30, 2014

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

B-Maven, Inc.

We have audited the accompanying balance sheets of B-Maven, Inc. (A Development Stage “Company”) as of June 30, 2014 and 2013, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended June 30, 2014 and 2013 and the period from June 24, 2011 (inception) to June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of B-Maven, Inc. as of June 30, 2014 and 2013, and the result of its operations and its cash flows for the years ended June 30, 2014 and 2013 and period from June 24, 2011 (inception) to June 30, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA

PLS CPA, A Professional Corp.

September 16, 2014

San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	June30, 2013	June 30, 2013
ASSETS

CURRENT ASSETS:
Cash	$-	$-
Inventory	93	212
Total Current Assets	93	212

OTHER ASSETS:
Deferred offering costs	-	-
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$93	$212

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$4,979	$14,414
Sales revenue received in advance	5,000	5,000
Loans – related party	33,855	-
Loans – unrelated parties	619	-
TOTAL LIABILITIES	44,453	19,414

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid in capital	(22,601)	(22,601)
Deficit accumulated during development stage	(31,759)	(6,601)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(44,360)	(19,202)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93	$212

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations

	For the year ended June 30, 2014	For the year ended June 30, 2013	For the period June 24, 2011 (inception) through June 30, 2014

Revenue	$7,707	$1,755	$9,462
Cost of goods gold	924	318	1,242
Gross margin	6,783	1,437	8,220

Expenses:
Samples/marketing expense	304	726	4,018
Consulting and other expenses	29,948	33,737	80,945
Amortization expense	-	1,250	2,500
Organization expenses	-	-	5,665
Total Expenses	30,252	35,713	93,128

Other Income/(Expense):
Interest expense	(889)	-	(889)
Gain on relief of debt	-	55,638	55,638
Total Other Income/(Expense)	(889)	55,638	54,749

Net Income/(Loss) before income tax	(24,358)	21,362	(30,159)
Provision for income tax	800	800	1,600

Net income/(loss)	$(25,158)	$20,562	$(31,759)

Basic and diluted income/(loss) per share	$(0.00)	$0.00

Weighted average common shares outstanding - basic and diluted	10,000,000	9,780,822

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Deficit Accumulated During Development Stage	Total
Balance - June 24, 2011 (date of inception)	-	$-	$-	$-	$-
Shares issued for organizational costs on June 27, 2011	5,000,000	5,000	-	-	5,000
Shares issued to acquire product formula and samples on June 27, 2011	2,500,000	2,500	-	-	2,500
Net (loss)	-	-	-	(5,665)	(5,665)
Balance - June 30, 2011	7,500,000	7,500	-	(5,665)	1,835
Net (loss)	-	-	-	(21,498)	(21,498)
Balance - June 30, 2012	7,500,000	7,500	-	(27,163)	(19,663)
Shares issued for cash	2,500,000	2,500	22,500	-	25,000
Expenses charged to capital upon completion of offering	-	-	(46,439)	-	(46,439)
Debt forgiveness from shareholder	-	-	1,338	-	1,338
Net income	-	-	-	20,562	20,562
Balance - June 30, 2013	10,000,000	10,000	-	(6,601)	(19,202)

Net (loss)	-	-	-	(25,158)	(25,158)
Balance - June 30, 2014	10,000,000	$$10,000	$(22,601)	$(31,759)	$(44,360)

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows

			For the period
			June 24, 2011
	For the year ended	For the year ended	(inception) through
	June 30, 2014	June 30, 2013	June 30, 2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(25,158)	$20,562	$(31,759)
Amortization	-	1,250	2,500
Gain on debt relief	-	(55,638)	(55,638)

Shares issued for organizational expenses	-	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory	119	318	(93)
Increase in sales revenue received in advance	-	5,000	5,000
Increase/(decrease) in accrued expenses	(9,435)	17,583	40,879
(Increase) in deferred expenses	-	-	-
Net cash provided by (used in) operating activities	(34,474)	(10,925)	(34,111)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	25,000	25,000
Deferred offering expenses paid in cash	-	(26,939)	(46,439)
Proceeds from loans - unrelated parties	619	13,080	25,357
Repayment of loans - unrelated party	-	-	(5,000)
Proceeds from loan - related party	33,855	101	35,193
Net cash provided by (used in) financing activities	34,474	11,242	(34,111)
CHANGE IN CASH	-	317	-
CASH AT BEGINNING OF PERIOD	-	317	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$800	$1,600
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements

June 30, 2014

NOTE 1 – ORGANIZATION

B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation. Following its formation, the Company issued 2,500,000 shares of its common stock to our founder, as consideration for the purchase of product formulas and product samples. Our founder paid approximately $2,500 for the product formulas and samples which were acquired over time. The acquisition was valued at $2,500, our founders cost.

The Company has generated limited revenues from its planned principal operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

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

h.

Advertising - Advertising will be expensed in the period in which it is incurred. There has been no advertising expense for the reporting periods presented.

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

For the year ended period ended June 30, 2013 we recognized $1,250 in amortization expense. Our product formulas and samples were placed in service on July 1st, 2011. We amortized these costs over twenty four (24) months and as of June 30, 2014 the intangible assets were fully amortized.

j.

Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $44,360 and a deficit accumulated during the development stage of $31,759 at June 30, 2014. As of June 30, 2014, the Company had generated limited revenue and had no committed sources of capital or financing.

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

At June 30, 2014, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of June 30, 2014 the Company had $33,855 in net loan proceeds from our chief executive officer and president, Mr. Cenia, a related party, in order to fund working capital expenses. $14,000 and $7,000 are unsecured and carry an interest rate of 6% and 4% per annum, respectively. The loans are payable in one lump sum on the anniversary date of the loan instrument, September 18 and September 25, 2014, respectively. Additional loans amounting to $12,855, in the aggregate, are unsecured and carry no interest rate and are due and payable upon demand.

The Company recorded accrued interest expense of $889 and none, for the years ended June 30, 2014 and 2013, respectively.

NOTE 6 – LOANS - UNRELATED PARTIES

As of June 30, 2014 the Company had $619 in net loan proceeds from our founder in order to fund certain working capital expenses. This loan is unsecured and carry’s no interest rate or repayment terms.

NOTE 7 – DEFERRED OFFERING COSTS – ADDITIONAL PAID IN CAPITAL

Deferred offering costs consisted principally of accounting, legal and other fees directly attributable and incurred through the closing date of our common stock offering (August 1, 2012). Deferred offering costs were offset against the net proceeds received from our common stock offering. On August 1, 2012, deferred offering costs of $60,439 was offset against additional paid in capital. On December 24, 2012 an adjustment was made to additional paid in capital of $14,000 reflecting the final payment to our former legal counsel and a credit received from our securities counsel which was recorded as part of the original deferred offering costs.

On May 14, 2013 a change in control of the Company occurred. With the change in control certain liabilities of the Company were forgiven and/or paid for on behalf of the Company by our founder, former president and chief executive officer, Ms. Jones. Total liabilities of $56,000 which included legal fees owed to our securities counsel of $19,500 were paid by Ms. Jones or agreed to be forgiven.

For the year ended June 30, 2013 we recognized total negative adjustments to additional paid in capital of $45,101, which included deferred offering costs recorded of $46,439 and debt forgiveness of $1,338.

NOTE 8 – INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of $31,759 that may be available to reduce future years’ taxable income through 2031.

	As of June 30, 2014	As of June 30, 2013

Deferred tax assets:
Net operating tax carry-forwards	$12,386	$2,575
Other	-	-
Gross deferred tax assets	12,386	2,575
Valuation allowance	(12,386)	(2,575)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce future taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 – SUBSEQUENT EVENTS

On August 22, 2014 the Company received $11,500 in loans – related party to fund working capital expenditures. This loan is unsecured and carries no interest rate and is due and payable upon demand to our Chief Executive Officer and President.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

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

As of June 30, 2014, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was effective as of June 30, 2014.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of B-Maven, Inc. as of June 30, 2014.

All directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. Officers of the Company are appointed by our Board and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed

Restituto S. Cenia Jr.	Chairman, Director, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	39	May 14, 2013

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

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

Committees of the Board

Our Board held no formal meetings in the prior fiscal year. All proceedings of the Board were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have a standing nominating or compensation committee of the Board, or any committee performing similar functions. Our Board performs the functions of nominating and compensation committees.

Audit Committee

Our Board has not established an audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so until such time as a separate audit committee has been established.

Audit Committee Financial Expert

We currently have not designated anyone as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K as we have not yet created an audit committee of the Board.

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

Director Nominations

As of June 30, 2014, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Board Leadership Structure and Role on Risk Oversight

Mr. Cenia currently serves as our principal executive officer and sole director of the Company. We have determined this leadership structure was duly appropriate for us because of our small size, limited operations and resources. The Board will continue to evaluate our leadership structure and modify as deemed appropriate based on size, resources and operations of the Company. It is anticipated that our Board will establish procedures and guidelines to determine an appropriate role for members of the Board in risk oversight function of the Company.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board and the board or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board is solely responsible for establishing and administering our executive and director compensation plans, if any.

Executive Compensation

The following table sets forth the salaries and director fees we paid to our current and former executive officer(s) during the fiscal years ended June 30, 2014 and 2013, respectively:

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Anna C. Jones(1)	2013	-	-	-	-	-	-	-	-

Restituto S.	2013	-	-	-	-	-	-	-	-
Cenia Jr.(2)	2014	-	-	-	-	-	-	-	-

(1)

Anna C. Jones resigned as the Company’s Chairman, Director, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on May 14, 2013.

(2)

Restituto S. Cenia Jr. was appointed as the Company’s Chairman, Director, President and Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on May 14, 2013.

Grants of Plan-Based Awards Table

None of the named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal years ended June 30, 2014 and June 30, 2013.

Options Exercised and Stock Vested Table

None of the named executive officers exercised any stock options, nor were there any restricted stock units held by our named executive officers vested, during the fiscal years ended June 30, 2014 and June 30, 2013.

Outstanding Equity Awards at Fiscal Year-end Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of June 30, 2014.

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

The following table sets forth compensation paid to our non-executive (and executive) directors for the fiscal year ended June 30, 2014.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Restituto Cenia Jr.	$-	$-	$-	$-	$-	$-	$-

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

Compensation Committee

We do not have a separate compensation committee. Instead, our Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters that may be brought forth to it.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our Common Stock owned beneficially as of September 16, 2014, by: (i) our director; (ii) our named executive officer; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Directors and Executive Officers
Restituto S. Cenia Jr.
428 Katindig Avenue,
Quezon City, Metro Manila, Philippines	0	0%

>5% Shareholders
Four Hawk Management Co.(3)	7,500,000	75.0%
428 Katindig Avenue,
Quezon City, Metro Manila, Philippines

Notes:

(1)

Based on 10,000,000 shares of common stock issued and outstanding as of September 16, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)

No officers, directors, or 5% shareholders, have the right to acquire any additional common shares of the Company within sixty (60) days of this report.

(3)

The shares of common stock are held by Four Hawk Management Co. Mr. David Coolidge has voting and investment authority over these shares and therefore Mr. Coolidge may be deemed to be a beneficial owner of the 7,500,000 shares of common stock owned directly by Four Hawk Management Co.

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

Transfer Agent

The transfer agent for the Company’s common stock is Pacific Stock Transfer, 4045 South Spencer Street Suite 403 Las Vegas, NV 89119. Its telephone number is (702) 361-3033.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the year ended June 30, 2013 the Company received $1,338 in loan proceeds from Ms. Anna C. Jones, our founder, in order to fund working capital expenses. This loan was unsecured and carried no interest rate or repayment terms. Ms. Jones forgave this debt on May 14, 2013, the date that a change in control occurred with the Company, along with certain other debts which she had paid on behalf of the Company.

On April 26, 2013, Ms. Anna C. Jones and Four Hawk Management Co. entered into a Stock Purchase Agreement pursuant to which Ms. Jones sold to Four Hawk Management Co. an aggregate amount of 7,500,000 shares of common stock of the Company (the “Shares”), which Shares represented 75% of the issued and outstanding shares of the Company’s common stock at the time.

During the year ended June 30, 2014 the Company received $33,855 in loan proceeds from our chief executive officer and president, Mr. Cenia, a related party, in order to fund working capital expenses. Loans payable in the amounts $14,000 and $7,000 are unsecured and carry an interest rate of 6% and 4% per annum, respectively. The loans are payable in one lump sum on the anniversary date of the original loan instrument, September 18 and September 25, 2014, respectively. Additional loans payable in the amount of $1,005 and $5,750, respectively are unsecured and carry no interest rate and are due and payable upon demand. On May 2, 2014 received approximately $6,100 in additional loans payable from Mr. Cenia in order to fund working capital expenses. The loan is unsecured and carries no interest rate and is due and payable upon demand.

The Company recorded $889 in interest expense for two loans which have a stated interest rate for the twelve months ended June 30, 2014.

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

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB and the OTCQB do not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Mr. Restituto S. Cenia Jr. is not an independent director because he currently holds the title of officer in the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2014 and June 30, 2013 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2014 and 2013 were pre-approved, respectively, in accordance with the policy of the Board.

	June 30, 2014	June 30, 2013
Audit fees (1)	$10,000	$8,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$8,500

Notes:

(1)

Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

In its capacity, the Board pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board will annually approve the scope and fee estimates for the year-end audit to be performed by the Company’s independent auditors for the fiscal year. With respect to other permitted services, the Board pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(a)

Financial Statements

(b)

Exhibits

2

Stock Purchase Agreement between Four Hawks Management Co. and Ann C. Jones, dated April 26, 2013 (incorporated by reference to our Form 10-K for the year ended June 30, 2013 filed on October 1, 2013).

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

B-MAVEN, INC.
(Registrant)

Date: September 16, 2014	By:	/s/ Restituto S. Cenia Jr.
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

Signatures	Title(s)	Date

/s/ Restituto S. Cenia Jr. Restituto S. Cenia Jr.	Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 16, 2014