Form 10-Q
period 2014-09-30
B-MAVEN, INC.
filed 2014-11-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333−176376

B−MAVEN, INC.
(Exact name of registrant as specified in its charter)

NEVADA	45−2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

428 KATINDIG AVENUE, QUEZON CITY, METRO MANILA, PHILIPPINES
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (63) (914) 215−6799

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non−accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b−2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b−2 of the Exchange Act). Yes  X . No      .

The number of shares of the registrant’s common stock outstanding as of November 14, 2014 was 10,000,000 shares.

B−MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10−Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)	3

	Balance Sheets of B−Maven, Inc. at September 30, 2014 (unaudited) and June 30, 2014 (audited)	3

	Statements of Operations of B−Maven, Inc. for the three months ended September 30, 2014 and 2013, and for the period June 24, 2011 (Inception) through September 30, 2014 (unaudited)	4

	Statement of Cash Flows of B−Maven, Inc. for the three months ended September 30, 2014 and 2013, and for the period June 24, 2011 (Inception) through September 30, 2014 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

B−MAVEN, INC.

(a Development Stage Company)

Balance Sheets

		September 30, 2014 (unaudited)		June 30, 2014 (audited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$	−	$	−
Prepaid expense		297		−
Inventory		93		93
Total Current Assets		390		93

OTHER ASSETS:
Intangible asset – Product formulas, net		−		−
Total Other Assets		−		−

TOTAL ASSETS		$390		$93

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses		$4,978		$4,979
Sales revenue received in advance		5,000		5,000
Loans – unrelated party		619		619
Loans – related party		45,905		33,855
TOTAL LIABILITIES		56,502		44,453

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding		−		−
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding		10,000		10,000
Additional paid in capital		(22,601)		(22,601)
Deficit accumulated during development stage		(43,511)		(31,759)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		(56,112)		(44,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		$390		$93

See notes to the financial statements.

B−MAVEN, INC.

(a Development Stage Company)

Statements of Operations (unaudited)

		For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the period June 24, 2011 (inception) through September 30, 2014

Revenue	$	−	$3,802	$9,462
Cost of goods sold		−	421	1,242
Gross margin		−	3,381	8,220
Expenses:
Samples/marketing expense		−	101	4,018
Consulting and other expenses		10,656	13,532	91,601
Amortization expense		−	−	2,500
Organization expenses		−	−	5,665
Total expenses		10,656	13,633	103,784
Other Income/(Expense):
Interest expense		(296)	(35)	(1,185)
Gain on relief of debt		−	−	55,638
Total other income/(expense)		(296)	(35)	54,453
Net income/(loss) before income tax		(10,952)	(10,287)	(41,111)
Provision for income tax		800	−	2,400
Net income/(loss)		$(11,752)	$(10,287)	$(43,511)
Basic and diluted income/(loss) per share		$(0.00)	$(0.00)
Weighted average common shares outstanding − basic and diluted		10,000,000	10,000,000

See notes to the financial statements.

B−MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows (unaudited)

		For the three months ended September 30, 2014		For the three months ended September 30, 2013		For the period June 24, 2011 (inception) through September 30, 2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)		$(11,752)		$(10,287)		$(43,511)
Amortization		−		−		2,500
Gain on debt relief		−		−		(55,638)
Shares issued for organizational expense		−		−		5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory		−		31		(93)
(Increase)/decrease in prepaid expense		(297)				(297)
Increase in sales revenue received in advance		−		−		5,000
Increase/(decrease) in accrued expenses		(1)		(5,085)		40,878
(Increase) in deferred expenses		−		−		−
Net cash provided by (used in) operating activities		(12,050)		(15,341)		(46,161)

CASH FLOW FROM INVESTING ACTIVITIES		−		−		−

CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash		−		−		25,000
Deferred offering expenses paid in cash		−		−		(46,439)
Proceeds from loans − unrelated parties		−		−		25,357
Repayment of loans − unrelated party		−		−		(5,000)
Proceeds from loan − related parties		12,050		17,500		47,243
Net cash provided by (used in) financing activities		12,050		17,500		46,161

CHANGE IN CASH		−		2,159		−
CASH AT BEGINNING OF PERIOD		−		−		−
CASH AT END OF PERIOD	$	−		$2,159	$	−

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$	−	$	−	$	−
Income taxes		$800	$	−		$2,400
Non−cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$	−	$	−		$2,500

See notes to the financial statements.

B−MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements

September 30, 2014 (unaudited)

NOTE 1 – ORGANIZATION

B−Maven, Inc. (the Company) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company issued 5,000,000 shares of its common stock to its founder at inception in exchange for organizational costs incurred upon incorporation. Following its formation, the Company issued 2,500,000 shares of its common stock to our founder, as consideration for the purchase of product formulas and product samples. Our founder paid approximately $2,500 for the product formulas and samples which were acquired over time. The acquisition was valued at $2,500.

The Company has generated limited revenues from its operations and is considered a development stage company as that term is defined by Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities.

The Company is engaged in the business of developing, manufacturing, marketing and selling of a collection of cosmetic products, a skin care line combining science with nature to form an advanced beauty treatment. The Company owns the rights to its intellectual property, E−Scentual, an anti−aging formula that is the main ingredient in the E−Scentual Skin Care Collection.

The Company on August 1, 2012 completed its offering filed on Form S−1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S−X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2014 and notes thereto contained in our 10−K Annual Report filed on September 16, 2014.

a.

Basis of Accounting − The Company’s financial statements are prepared using the accrual method of accounting. The Company elected a June 30, year−end.

b.

Cash Equivalents − For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c.

Stock−based Compensation −The Company follows ASC 718−10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share−based payment transactions. ASC 718−10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant−date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d.

Use of Estimates and Assumptions − Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company adopted the provisions of ASC 260.

e.

Earnings (Loss) per Share − Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

f.

Income Taxes − Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year for deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

g.

Revenue Recognition − We recognize revenues in accordance with ASC 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We recognize revenue when: (i) persuasive evidence of an arrangement exists; (ii) shipment of product has occurred or services have been rendered; (iii) the sales price charged is fixed or determinable; and (iv) collection is reasonably assured. Our shipment terms are FOB shipping point as outlined in our sales agreements.

h.

Advertising − Advertising will be expensed in the period in which it is incurred. There has been no advertising expense in the reporting periods presented.

i.

Intangible Assets − Intangible assets with finite lives are amortized over their estimated useful life. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involves significant judgment.

Our product formulas and samples were placed in service on July 1st, 2011. We amortized these costs over twenty four (24) months. Our product formulas and samples were fully amortized as of September 30, 2014.

j.

Recently Issued Accounting Pronouncements − The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $56,112 and a deficit accumulated during the development stage of $43,511 at September 30, 2014. As of September 30, 2014, the Company had generated limited revenue and had no committed sources of capital or financing.

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

The Company on August 1, 2012 completed its offering filed on Form S−1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share.

At September 30, 2014, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS − RELATED PARTY

As of September 30, 2014 the Company had $45,905 in net loan proceeds from our chief executive officer and president, Mr. Cenia, a related party, in order to fund working capital expenses. $14,000 and $7,000 are unsecured and carry an interest rate of 6% and 4% per annum, respectively. The loans were payable in one lump sum on the anniversary date of the loan instrument, September 18 and September 25, 2014, respectively. During September 2014 the Company amended the two loans with Mr. Cenia as due and payable upon demand. No default terms or conditions are defined by these amendments. Additional loans made by Mr. Cenia amounting to $24,905, in the aggregate, are unsecured and carry no interest rate and are due and payable upon demand.

The Company recorded accrued interest expense of $296 and $35, for the three months ended September 30, 2014 and 2013, respectively.

NOTE 6 – LOANS − UNRELATED PARTY

As of September 30, 2014 the Company had $619 in net loan proceeds from our founder in order to fund certain working capital expenses. This loan is unsecured and carryies no interest rate or repayment terms.

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

NOTE 8 – INCOME TAXES

As of September 30, 2014, the Company had net operating loss carry forwards of $43,511 that may be available to reduce future years’ taxable income through 2031.

		As of September 30, 2014

Deferred tax assets:
Net operating tax carryforwards		$16,969
Other		−
Gross deferred tax assets		16,969
Valuation allowance		(16,969)

Net deferred tax assets	$	−

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 − SUBSEQUENT EVENTS

The Company on November 12, 2014 received approximately $5,750 in loans – related party to fund working capital expenditures. This loan is unsecured and carries no interest rate and is due and payable upon demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are "forward−looking statements" and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward−looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward−looking statements. This Form 10−Q does not have any statutory safe harbor for these forward looking statements. We undertake no obligation to update publicly any forward−looking statements.

Management’s Discussion and Analysis should be read in conjunction with the financial statements included in this Quarterly Report on Form 10−Q (the “Financial Statements”). The Financial Statements have been prepared in accordance with generally accepted accounting policies in the United States (“GAAP”). Except as otherwise disclosed, all dollar figures included therein and in the following management discussion and analysis are quoted in United States dollars.

Overview − B−Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, Ms. Anna C. Jones. As of November 14, 2014, we had one employee Mr. Restituto Cenia, our President, Chief Executive Officer and Chief Financial Officer of the Company.

The Company issued 5,000,000 shares of its common stock to our founder at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 2,500,000 shares of our common stock to our founder, in exchange for product formulas and sample products.

On August 1, 2012 the Company completed an offering pursuant to an effective registration statement filed on Form S−1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share for a combined investment of $25,000.

We are an early stage company and have limited financial resources. We will continue to rely upon raising capital by selling additional shares of the Company, upon which our shareholders may be further diluted, or by issuing debt as a source of financing. In addition to our completed offering, the Company received short−term financing from various third parties in the form of loans to cover expenses. Our independent registered public accounting firm has included an explanatory paragraph in their report emphasizing the uncertainty of our ability to remain a going concern. We have a significant amount of work that needs to be completed and capital raised in order to compete within the marketplace. To date, we have had limited sales and cannot predict when our products will be sold or distributed through regular retail outlets, wholesale, and/or through our international distribution partners network.

During the period ended September 30, 2014, we continue to develop our skin care product business through building inventory and generating sales and sales leads. During fiscal year 2012 we received a firm purchase order for which we were advanced a portion of monies against the sale of product to be delivered. While this purchase order was priced at a significant discount to our anticipated suggested retail price, we believe sales generation and product distribution with various parties validates our go−to−market strategy and the expected acceptance of our products. During the fiscal year ended June 30, 2014 we recognized $7,707 in sales at an average price of $24.99 (our suggested retail price) per 1 ml container. This price point appears reasonable based on the results we received in our sample selection and distribution. We did not recognize any revenues from the sale of product during the three month period ended September 30, 2014.

As of September 30, 2014, we had limited assets which consisted of cash and cash equivalents of none, prepaid expense of $297 and inventory of $93. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, preferred stock, related and non−related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall the aging of skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

Business − B−Maven is in the business of developing, manufacturing, marketing and selling the E−Scentual Skin Care Collection, a skin care line combining science with nature to form what we believe to be an advanced beauty treatment using all natural ingredients. B−Maven has developed what it calls its basic “E−Scentual” product line, a proprietary anti−aging formula that will make up the main ingredient in our E−Scentual Skin Care Collection. B−Maven owns the intellectual property relating to E−Scentual, including the unique formulation of natural ingredients.

Based on the E−Scentual product formulations, B−Maven is developing a full spectrum of skin care products designed to naturally improve skin wellness and provide anti−aging properties through its E−Scentual Skin Care Collection. The E−Scentual system combines science with nature to form an advanced beauty treatment, using a variety of essential oils and other naturally produced and available ingredients. Utilizing aromatherapy and a variety of specific actives and botanically−based formulas that include our proprietary process, E−Scentual products are intended to deliver a dramatic improvement in general health, well−being and increased vitality for the user in great looking skin. The Company is constantly developing and testing its own products through the skills of its president, engaging in discussions with potential suppliers, vendors, and distributors and prospecting initial product placement at select salons and beauty care studios. We believe, and anecdotal evidence suggests that B−Maven’s products stimulates cell renewal, prevents and reduces the appearance of wrinkle and fine lines, dark circles, spider veins, rosacea, and reduced under eye puffiness. Our initial observations, based on limited product development and product testing primarily in the San Diego area, have demonstrated our products provide these effects. However, we cannot guarantee that our products will continue to have these qualities or generate such positive results on a widespread basis or otherwise.

We believe that E−Scentual, our intellectual property, is a unique formula blend made of essential oils, botanicals and other natural ingredients that provide nourishment to the skin. This proprietary formula blend rapidly penetrates the skin delivering essential nutrients beneath the top layer of skin that the body uses in its natural process of collagen regeneration. Numerous anecdotal stories have described a dramatic decrease in the appearance of fine lines and wrinkles after regular use of our E−Scentual formulas.

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

Phase 1 (3−4 months in duration; $15,000 est. costs)

•

initial product formula program combined with local (grass roots) promotional efforts, simple but effective method of getting product out there

•

Web site offering primarily static content and “brochure−ware” to support advertising, promotion and marketing communications of the E−Scentual products

•

simple feedback mechanisms, typically using email or product surveys from customers who participate in sampling and tester development

•

market prospecting and outside sales professional training

Phase 2 (3−4 months in duration; $15,000 est. costs)

•

interactive Web applications for real−time content capture and delivery

•

leverage progressive formula development from existing and potential:

o

sources – tester and sample users

o

manufacturing – building with world class efforts and quality control

o

clients, prospects, suppliers, partners, stakeholders

•

a framework for collaboration and community interest in our products – all natural

Phase 3 (3−4 months in duration; $30,000 est. costs)

•

develop transaction−based systems to enhance product sales and target marketing

•

customer profile building, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal consumer’

•

targeted one to one delivery with retail operations using distributors

•

integrated information and communications environments, combining voice, image, and data to assist with product sales and target marketing

•

simple system−to−system exchanges for routine transactions

Phase 4 (3−4 months in duration; $40,000 est. costs)

•

real−time dynamic information exchange while building psychodynamic customer profiles and ‘world class’ product development

•

advanced system−to−system exchanges for all transactions

•

real−time performance support systems – sales, production, and marketing

Based upon our recent efforts, we begun to generate limited revenues by selective placement and grass roots marketing within the Southern California market. Continuing with these product placement and marketing efforts are conditional upon us receiving financing as our current financial resources are not enough to pursue on a regular ongoing basis.

Intellectual Property − We have no patents or trademarks.

Government Regulation and Industry Standards − We believe that our business is not subject to material regulation under the laws of the United States or any of the states in which we plan to sell our products. Laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If we become subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. We cannot be sure that a review of our current and proposed operations will not result in a determination that could materially and adversely affect our business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting our ability to conduct our business as now conducted or proposed to be conducted.

Employees − As of November 14, 2014, we had one employee, our president, and chief executive officer, Mr. Restituto S. Cenia, Jr. There is no written employment contract or agreement in place with Mr. Cenia.

Property − Currently we occupy space provided by Mr. Cenia at no charge. There is no written lease agreement with Mr. Cenia. We will seek to establish a permanent location and facility for our business operations.

Litigation − We are not party to any pending, or to our knowledge, threatened litigation of any type.

Critical Accounting Policies − The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

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

Material Events and Uncertainties − Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of November 14, 2014 the Company received approximately $52,000 in short term financing from our president and chief executive officer, Mr. Cenia. Two of the loans bear interest at a rate of 6% and 4% per annum, are due and payable upon demand. The Company and Mr. Cenia have amended the two loans with no default provisions as of the date of this Report. The other four loans do not bear interest and are due and payable upon demand. Mr. Cenia has agreed to seek other financing to support our working capital needs.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long−term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we most likely will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Off−Balance Sheet Arrangements−We have no off−balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S−K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Financial Condition and Results of Operations

Operations − We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through September 30, 2014 involved business development efforts, planning, acquiring of, and developing our product formulas, establishing and adding to our E−Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products.

We have limited reserves and need substantial capital to implement our planned business strategies. Given the currently unsettled state of the capital and credit markets, there is no assurance that we will be able to raise the amount of capital that we need to support our working capital requirements or for further investment in current or future operations. If we are unable to raise the necessary capital at the time we require such funding, we may have to materially change our plans, delay the implementation of our business strategy or curtail or abandon our business plan. Our independent registered public accounting firm included an explanatory paragraph in their report for our annual report filed on Form 10−K emphasizing the uncertainty of our ability to remain a going concern.

Other − As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this report. We believe the perception that many people have of a public company makes it more likely they will accept restricted securities as consideration for indebtedness than they would from a private company. We have not performed any studies on this matter. Our conclusion is based solely on our own observations. However, there can be no assurances that we will be successful in getting anyone to accept restricted securities as payment for service or indebtedness. Additionally, the issuance of shares of common stock (and/or preferred stock) will dilute the percentage of ownership of our current stockholders.

Three month period ended September 30, 2014 compared to the three month period ended September 30, 2013:

The Company generated limited revenues for the three month period ended September 30, 2014 of none and $3,802 for the three month period ended September 30, 2013. Cost of goods sold for the three month period ended September 30, 2014 was none and $421 for the three month period ended September 30, 2013. Gross margin on sales of product was none for the three month period ended September 30, 2014, as compared to $3,381 or 88.9% for the three month period ended September 30, 2013. The Company through the continued assistance of our founder, Ms. Jones fulfilled order placement, which consisted of manufacturing, packaging and quality control, as well as distribution of hundreds of sample products to customers and users in advancement of its business goals.

Consulting and other expense for the three month period ended September 30, 2014 was $10,656 compared to $13,532 for the three month period ended September 30, 2013. For the three month period ended September 30, 2014, this consisted primarily of consulting expense of $4,750, audit and accounting, and other costs associated with being a publicly reporting company of $5,767, and other expenses of $139, compared to the three month period ended September 30, 2013 where we incurred $5,010 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $8,465, and other expenses of $57. Samples/marketing expense for the three month period ended September 30, 2014 consisted of raw material cost and packaging to develop sample products of none and marketing expense of none compared to the three month period ended September 30, 2013 where we incurred raw material cost and packaging to develop sample products of $101 and marketing expense of none.

For the three months ended September 30, 2014, and for the three months ended September 30, 2013 we recognized interest expense of $296 and $35, respectively.

For the three months ended September 30, 2014, and for the three months ended September 30, 2013 we experienced a loss from operations after taxes of $11,752 and $10,287, respectively. Net loss per share for the three month periods ended September 30, 2014 and 2013 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since acquiring the product formulations, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, developing formulas and samples and continued testing of our products, as well as initiating marketing and sales relationships.

We have no lines of credit or other bank financing arrangements. Generally, we financed operations to date through the proceeds of our registered offering and with loans from independent unrelated parties. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of raw material for inventory production; (ii) expenses associated with product packaging, labeling and associated marketing, (iii) development expenses associated with an early stage business; (iv) research and development costs associated with new product offerings, and (v) management/consulting costs, as well as general and administrative expenses, including those costs of being a publicly reporting company. We intend to finance these expenses with the further issuance of debt and equity securities. Thereafter, we expect that we will need to raise additional capital and generate revenues to meet long−term operating requirements. Additional issuances of equity or convertible debt securities will result in further dilution to our current stockholders. Further, such financial instruments or securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock and/or as debt in the form of loans.

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

As of September 30, 2014, we owed $4,978 in connection with legal fees, professional services, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of September 30, 2014, we received $45,905 from our president and chief executive officer, Mr. Cenia, in the form of two loans plus additional funds ($24,905 consisting of interest free loans) forwarded during the period beginning May 14, 2013 (date of “change in control”) and ended September 30, 2014 to cover costs associated with general business expenses, costs of being a public company and its reporting and product development costs. There are no other significant liabilities recorded at September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b−2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Cenia, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a−15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

In addition to other information in this quarterly report filed on Form 10−Q, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward−looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, if and when a trading market for our securities is established, the trading price of our securities could decline, and you may lose all or part of your investment.

B−Maven has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

B−Maven is an early stage company and has virtually no financial resources. We had a cash balance of none as of September 30, 2014. We have negative working capital of $56,112 and a stockholders’ deficit of $43,511 at September 30, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as developing our business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which consisted of loans from our founder, affiliated and unaffiliated third parties, were sufficient to keep business operations functioning for three to six months. We recently received funding from our president and chief executive officer, Mr. Cenia, for working capital needs. These funds carry an interest rate of 6% and 4%, and are due and payable on the one year anniversary date of the original loans. The Company started production of its product line through our founder, Ms. Jones’s, efforts as well as through the continued efforts of consulting firms working with us on an as “needed basis.” Ms. Jones provides ‘as needed’ services to the Company in its pursuit of continued development of products and formulas. We do not have a written agreement with Ms. Jones. We currently spend between $3,000 and $4,000 per month in operational expenses. We generate limited revenues from the sale of products, and most of our expenses will be accrued or deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive to continue our operations beyond a month−to−month basis.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. Most of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E−Scentual product line, beginning our business activities and completing our public offering. Through September 30, 2014, we had limited operating revenues and have distributed primarily samples of our products to potential customers or end−users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

The market acceptance of skincare and cosmetic products varies significantly and cannot be predicted. Factors that may cause a skincare and cosmetic product to be accepted or rejected by consumers include price, quality of ingredients, effectiveness, packaging, availability, advertising, and numerous other intangible factors. Consumer demand for our proposed products also may be affected by word of mouth testimonials, fads, and general consumer trends. Since we have not consumer test marketed our products, we are not certain if any of our products will appeal to our target consumer market. While we have distributed samples of our products the targeted consumer market could be quite different from the end−users that have used our samples to date. There can be no assurance that any of our products will gain broad acceptance among consumers. Unless we can achieve a sufficient following of consumers who purchase our products, we will not operate profitably and may have to cease our operations. No assurance can be given that any of our products will achieve sufficient consumer acceptance.

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

The skincare and cosmetic products business is highly competitive. We compete with hundreds of large and small cosmetics companies, including such companies as L’Oreal S.A., Procter & Gamble, Estée Lauder and numerous other multi−national manufacturers. Most of our competitors market products that are well known and trusted by the consumer marketplace. Since virtually all of our competitors have significantly greater financial and other resources than we do, our competitors have the ability to spend more aggressively on advertising and marketing, spend more on product development and testing, and have more flexibility than we do to respond to changing business and economic conditions. Competition in the skincare business is based on pricing of products, the quality of the products, innovation, perceived value, promotional activities, advertising, new product introductions, name recognition, and other factors. It is difficult for us to predict how we will be able to effectively compete with our competitors’ actions in these areas. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

We will have to rely on third parties to manufacture our products who may not perform to our standards or timeline.

Our business plan assumes that we will have our products manufactured by one or more third−party manufacturing companies on a contract basis. No contractual arrangement is currently in place. We will seek to enter into agreements with third−party manufacturers to prepare both the ingredients and fill, supply the containers for our products. We will be dependent on the timeliness and effectiveness of their efforts. These costs may be substantial as most third−party manufacturers require a minimum of 5,000 to 10,000 unit lot.

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

Our ability to compete successfully will depend, in part, on the quality and uniqueness of our products. Although we intend to have trademark protection for our “E−Scentual” brand, we have no product patent protection for any of our proposed products or any of the ingredients or compounds used in our products. We may claim proprietary rights in various unpatented technologies, know−how and trade secrets relating to our products and manufacturing processes, and we intend to protect our proprietary rights in our product formulas and operations through contractual obligations with consultants and vendors. However, because we do not currently have patent protection on any of our products or compounds, other companies can attempt to compete with us by imitating our products. We cannot guarantee the adequacy of the protections we intend to take to protect our proprietary rights, or that our competitors will not independently develop or produce products or processes that are substantially equivalent or superior to our products or processes.

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

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b−2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S−8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S−1 registration statements. Additionally, the new rule regarding Form 8−K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8−K containing the information required pursuant to Regulation S−K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are required to check a box on Form 10−Q and Form 10−K indicating that we were a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing a merger or acquiring other assets. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

Following the effective date of our Registration Statement, which went effective on June 19, 2012, we became subject to the periodic reporting requirements of Section 15(d) of the Exchange Act require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs reduce or eliminate our ability to earn a profit.

Following the effective date of our registration statement, which occurred on June 19, 2012, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes−Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a−15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non−cash consideration to satisfy obligations. In many instances, we believe that non−cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (100,000,000) shares but unissued (90,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further diluting common stock book value, and that dilution may be material.

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

Through the date of this quarterly report, there has been no established trading market for our common stock, and likely in the near future no established public market will be created for our securities. Our application to quote shares of our common stock on the OTCBB, maintained by FINRA, was approved along with our stock currently quoted on the OTCQB. During the period ending September 30, 2014 our sponsoring market maker informed us that they would no longer maintain an active listing and monthly fees for which they pay to FINRA in order for our common stock to be quoted on the OTCBB. Therefore we are not currently quoted on the OTCBB but intend to re−apply in the near future. There can be no assurances as to whether:

(i)

any market for our shares will develop;

(ii)

the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

While we were recently approved with the Depository Trust Company ("DTC") in permitting our shares to be traded electronically, no market or electronic trading of our shares has occurred. If an issuer is not “DTC−eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded between accounts, technically the shares can be traded manually but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions − like all companies on the OTCBB and OTCQB. While DTC−eligibility is not a requirement to trade on the OTCBB or the OTCQB, it is a necessity to process trades on the OTCBB and the OTCQB if a company’s stock is going to trade with any volume or consistency.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes−Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non−binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non−emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period is irrevocable.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, may be on the OTCBB as maintained by FINRA or the OTCQB as maintained by the OTC Markets Group. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51−1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediate foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker−dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker−dealers may not wish to engage in the above−referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company’s management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker−dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid−ask differentials and markups by selling broker−dealers; and

•

Wholesale dumping of the same securities by promoters and broker−dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered through our effective Form S−1 have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not offer one to us if we are considered to be a shell company at the time of application (even though we believe that we are not a shell company as of the date of this Report)) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider any secondary market for our securities to be a limited one.

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

Of the 10,000,000 presently issued and outstanding shares of common stock, 7,500,000 shares are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non−reporting company, may, under certain conditions, sell all or any of her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non−affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

The Sarbanes−Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes−Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

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

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes−Oxley Act of 2002. The enactment of the Sarbanes−Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending September 30, 2014

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

B−Maven, Inc. includes by reference the following exhibits:

#2	Stock Purchase Agreement between Four Hawks Management Co. and Anna C. Jones, dated April 26, 2013
*3.1	Articles of Incorporation
*3.2	By−Laws
*10.1	Agreement between B−Maven, Inc., and its former counsel
*10.2	Agreement regarding Conflict of Interest
**10.3	Termination Agreement between B−Maven, Inc., and Gary B. Wolff, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes−Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes−Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes−Oxley Act of 2002
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

# Filed on Form 10−K for the year ended June 30, 2013, dated October 3, 2013

* Filed with the SEC on August 18, 2011 as part of our Registration Statement on Form S−1 and incorporated herein by reference

** Filed with the SEC on April 6, 2012 as part of our Registration Statement on Form S−1 Pre−effective Amendment #4 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2014

B−MAVEN, INC.

(the registrant)

By: /s/ Restituto S. Cenia

By Restituto S. Cenia, Jr., President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer