Form 10-Q
period 2014-12-31
B-MAVEN, INC.
filed 2015-01-30
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2014

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

The number of shares of the registrant’s common stock outstanding as of January 30, 2015 was 10,000,000 shares.

B-MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of B-Maven, Inc. at December 31, 2014 (unaudited) and June 30, 2014 (audited)	3

	Statements of Operations of B-Maven, Inc. for the three months and six months ended December 31, 2014 and 2013, and for the period June 24, 2011 (Inception) through December 31, 2014 (unaudited)	4

	Statement of Cash Flows of B-Maven, Inc. for the six months ended December 31, 2014 and 2013, and for the period June 24, 2011 (Inception) through December 31, 2014 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	December 31, 2014 (unaudited)	June 30, 2014 (audited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$-	$-
Prepaid expense	447	-
Inventory	93	93
Total Current Assets	540	93

OTHER ASSETS:
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$540	$93

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$5,278	$4,979
Sales revenue received in advance	5,000	5,000
Loans – unrelated party	619	619
Loans – related party	51,655	33,855
TOTAL LIABILITIES	62,552	44,453

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid in capital	(22,601)	(22,601)
Deficit accumulated during development stage	(49,411)	(31,759)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(62,012)	(44,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$540	$93

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations (unaudited)

	For the six months ended December 31, 2014	For the six months ended December 31, 2013	For the period June 24, 2011 (inception) through December 31, 2014

Revenue	$-	$3,802	$9,462
Cost of goods sold	-	421	1,242
Gross margin	-	3,381	8,220
Expenses:
Samples/marketing expense	-	101	4,018
Consulting and other expenses	16,256	19,300	97,201
Amortization expense	-	-	2,500
Organization expenses	-	-	5,665
Total expenses	16,256	19,401	109,384
Other Income/(Expense):
Interest expense	(596)	(319)	(1,485)
Gain on relief of debt	-	-	55,638
Total other income/(expense)	(596)	(319)	54,153
Net income/(loss) before income tax	(16,852)	(16,339)	(47,011)
Provision for income tax	800	800	2,400
Net income/(loss)	$(17,652)	$(17,139)	$(49,411)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	10,000,000

	For the three months ended December 31, 2014	For the three months ended December 31, 2013

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-
Expenses:
Samples/marketing expense	-	-
Consulting and other expenses	5,600	5,768
Amortization expense	-	-
Organization expenses	-	-
Total expenses	5,600	5,768
Other Income/(Expense):
Interest expense	(300)	(284)
Gain on relief of debt	-	-
Total other income/(expense)	(300)	(284)
Net income/(loss) before income tax	(5,900)	(6,052)
Provision for income tax	-	800
Net income/(loss)	$(5,900)	$(6,852)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	10,000,000

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows (unaudited)

	For the six months ended December 31, 2014	For the six months ended December 31, 2013	For the period June 24, 2011 (inception) through December 31, 2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(17,652)	$(17,139)	$(49,411)
Amortization	-	-	2,500
Gain on debt relief	-	-	(55,638)
Shares issued for organizational expense	-	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory	-	31	(93)
(Increase)/decrease in prepaid expense	(447)		(447)
Increase in sales revenue received in advance	-	-	5,000
Increase/(decrease) in accrued expenses	299	(4,897)	41,178
(Increase) in deferred expenses	-	-	-
Net cash provided by (used in) operating activities	(17,800)	(22,005)	(51,911)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	25,000
Deferred offering expenses paid in cash	-	-	(46,439)
Proceeds from loans - unrelated parties	-	-	25,357
Repayment of loans - unrelated party	-	-	(5,000)
Proceeds from loan - related parties	17,800	22,005	52,993
Net cash provided by (used in) financing activities	17,800	22,005	51,911
CHANGE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$800	$2,400
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements

December 31, 2014 (unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2014 and notes thereto contained in our 10-K Annual Report filed on September 16, 2014.

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

Our product formulas and samples were placed in service on July 1st, 2011. We amortized these costs over twenty four (24) months. Our product formulas and samples were fully amortized as of December 31, 2014.

j. Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $62,012 and a deficit accumulated during the development stage of $49,411 at December 31, 2014. As of December 31, 2014, the Company had generated limited revenue and had no committed sources of capital or financing.

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

At December 31, 2014, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of December 31, 2014 the Company had $51,655 in net loan proceeds from our chief executive officer and president, Mr. Cenia, a related party, in order to fund working capital expenses. $14,000 and $7,000 are unsecured and carry an interest rate of 6% and 4% per annum, respectively. The loans were payable in one lump sum on the anniversary date of the loan instrument, September 18 and September 25, 2014, respectively. During September of 2014 the Company amended the two loans with Mr. Cenia as due and payable upon demand. No default terms or conditions are defined by these amendments. Additional loans made by Mr. Cenia amounting to $30,655, in the aggregate, are unsecured and carry no interest rate and are due and payable upon demand.

The Company recorded accrued interest expense of $596 and $319, $300 and $284 for the three months ended and six months ended December 31, 2014 and 2013, respectively.

NOTE 6 – LOANS - UNRELATED PARTY

As of December 31, 2014 the Company had $619 in net loan proceeds from our founder in order to fund certain working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

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

NOTE 8 – INCOME TAXES

As of December 31, 2014, the Company had net operating loss carry forwards of $49,411 that may be available to reduce future years’ taxable income through 2031.

As of December 31, 2014

Deferred tax assets:
Net operating tax carryforwards	$17,294
Other	-
Gross deferred tax assets	17,294
Valuation allowance	(17,294)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

The Company on January 20, 2015 received approximately $5,750 in loans – related party to fund working capital expenditures.   This loan is unsecured and carries no interest rate and is due and payable upon demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward looking statements: Statements about our future expectations are "forward-looking statements" and are not guarantees of future performance. When used herein, the words "may," "will," "should," "anticipate," "believe," "appear," "intend," "plan," "expect," "estimate," "approximate," and similar expressions are intended to identify such forward-looking statements. These statements involve risks and uncertainties inherent in our business, including those set forth under the caption "Risk Factors," in this Report, and are subject to change at any time. Our actual results could differ materially from these forward-looking statements. This Form 10-Q does not have any statutory safe harbor for these forward looking statements. We undertake no obligation to update publicly any forward-looking statements.

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

Overview - B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, Ms. Anna C. Jones. As of January 30, 2015, we had one employee Mr. Restituto Cenia, our President, Chief Executive Officer and Chief Financial Officer of the Company.

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

During the period ended December 31, 2014, despite financial constraints we continue to develop our skin care product business through building inventory and generating sales and sales leads. During fiscal year 2012 we received a firm purchase order for which we were advanced a portion of monies against the sale of product to be delivered. While this purchase order was priced at a significant discount to our anticipated suggested retail price, we believe sales generation and product distribution with various parties validates our go-to-market strategy and the expected acceptance of our products. During the fiscal year ended June 30, 2014 we recognized $7,707 in sales at an average price of $24.99 (our suggested retail price) per 1 ml container. This price point appears reasonable based on the results we received in our sample selection and distribution. We have not recognized any revenues from the sale of product during the three month or the six month period ended December 31, 2014.

As of December 31, 2014, we had limited assets which consisted of cash and cash equivalents of none, prepaid expense of $447 and inventory of $93. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, preferred stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall the aging of skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

Phase 1 (3-4 months in duration; $15,000 est. costs)

· initial product formula program combined with local (grass roots) promotional efforts, simple but effective method of getting product out there

· Web site offering primarily static content and “brochure-ware” to support advertising, promotion and marketing communications of the E-Scentual products

· simple feedback mechanisms, typically using email or product surveys from customers who participate in sampling and tester development

· market prospecting and outside sales professional training

Phase 2 (3-4 months in duration; $15,000 est. costs)

· interactive Web applications for real-time content capture and delivery

· leverage progressive formula development from existing and potential:

· sources – tester and sample users

· manufacturing – building with world class efforts and quality control

· clients, prospects, suppliers, partners, stakeholders

· a framework for collaboration and community interest in our products – all natural

Phase 3 (3-4 months in duration; $30,000 est. costs)

· develop transaction-based systems to enhance product sales and target marketing

· customer profile building, using geographic, demographic, psychographic, and transaction behavior data to pinpoint ‘ideal consumer’

· targeted one to one delivery with retail operations using distributors

· integrated information and communications environments, combining voice, image, and data to assist with product sales and target marketing

· simple system-to-system exchanges for routine transactions

Phase 4 (3-4 months in duration; $40,000 est. costs)

· real-time dynamic information exchange while building psychodynamic customer profiles and ‘world class’ product development

· advanced system-to-system exchanges for all transactions

· real-time performance support systems – sales, production, and marketing

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

Employees - As of January 30, 2015, we had one employee, our president, and chief executive officer, Mr. Restituto S. Cenia, Jr. There is no written employment contract or agreement in place with Mr. Cenia.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of January 30, 2015 the Company received approximately $58,000 in short term financing from our president and chief executive officer, Mr. Cenia. Two of the loans bear interest at a rate of 6% and 4% per annum, are due and payable upon demand. The Company and Mr. Cenia have amended the two loans with no default provisions as of the date of this Report. The other five loans do not bear interest and are due and payable upon demand. Mr. Cenia has agreed to seek other financing to support our working capital needs.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through December 31, 2014 involved business development efforts, planning, acquiring of, and developing our product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products.

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

Six month period ended December 31, 2014 compared to the six month period ended December 31, 2013:

The Company generated limited revenues for the six month period ended December 31, 2014 of none and $3,802 for the six month period ended December 31, 2013. Cost of goods sold for the six month period ended December 31, 2014 was none and $421 for the six month period ended December 31, 2013. Gross margin on sales of product was none for the six month period ended December 31, 2014, as compared to $3,381 or 88.9% for the six month period ended December 31, 2013. The Company through the continued assistance of our founder, Ms. Jones fulfilled order placement, which consisted of manufacturing, packaging and quality control, as well as distribution of hundreds of sample products to customers and users in advancement of its business goals.

Consulting and other expense for the six month period ended December 31, 2014 was $16,256 compared to $19,300 for the six month period ended December 31, 2013. For the six month period ended December 31, 2014, this consisted primarily of consulting expense of $7,250, audit and accounting, and other costs associated with being a publicly reporting company of $8,839, and other expenses of $167, compared to the six month period ended December 31, 2013 where we incurred $7,010 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $12,215, and other expenses of $75. Samples/marketing expense for the six month period ended December 31, 2014 consisted of raw material cost and packaging to develop sample products of none and marketing expense of none compared to the six month period ended December 31, 2013 where we incurred raw material cost and packaging to develop sample products of $101 and marketing expense of none.

For the six months ended December 31, 2014, and for the six months ended December 31, 2013 we recognized interest expense of $596 and $319, respectively.

For the six months ended December 31, 2014, and for the six months ended December 31, 2013 we experienced a loss from operations after taxes of $17,652 and $17,139, respectively. Net loss per share for the six month periods ended December 31, 2014 and 2013 was $(0.00) and $(0.00), respectively.

Three month period ended December 31, 2014 compared to the three month period ended December 31, 2013:

Consulting and other expense for the three month period ended December 31, 2014 was $5,600 compared to $5,768 for the three month period ended December 31, 2013. For the three month period ended December 31, 2014, this consisted primarily of consulting expense of $2,500, audit and accounting, and other costs associated with being a publicly reporting company of $3,072, and other expenses of $28, compared to the three month period ended December 31, 2013 where we incurred $2,000 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $3,625, and other expenses of $143. Samples/marketing expense for the three month period ended December 31, 2014 consisted of raw material cost and packaging to develop sample products of none and marketing expense of none compared to the three month period ended December 31, 2013 where we incurred raw material cost and packaging to develop sample products of $101 and marketing expense of none.

For the three months ended December 31, 2014, and for the three months ended December 31, 2013 we recognized interest expense of $300 and $284, respectively.

For the three months ended December 31, 2014, and for the three months ended December 31, 2013 we experienced a loss from operations after taxes of $5,900 and $6,852, respectively. Net loss per share for the three month periods ended December 31, 2014 and 2013 was $(0.00) and $(0.00), respectively.

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

As of December 31, 2014, we owed $5,278 in connection with legal fees, professional services, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of December 31, 2014, we received $51,655 from our president and chief executive officer, Mr. Cenia, in the form of two loans plus additional funds ($30,655 consisting of interest free loans) forwarded during the period beginning May 14, 2013 (date of “change in control”) and ended December 31, 2014 to cover costs associated with general business expenses, costs of being a public company and its reporting and product development costs. There are no other significant liabilities recorded at December 31, 2014.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of none as of December 31, 2014. We have negative working capital of $62,012 and a stockholders’ deficit of $49,411 at December 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as developing our business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

We were formed in June 2011. Most of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E-Scentual product line, beginning our business activities and completing our public offering. Through December 31, 2014, we had limited operating revenues and have distributed primarily samples of our products to potential customers or end-users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

Our business plan assumes that we will have our products manufactured by one or more third-party manufacturing companies on a contract basis. No contractual arrangement is currently in place. We will seek to enter into agreements with third-party manufacturers to prepare both the ingredients and fill, supply the containers for our products. We will be dependent on the timeliness and effectiveness of their efforts. These costs may be substantial as most third-party manufacturers require a minimum of 5,000 to 10,000 unit lot.

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

Following the effective date of our registration statement, which occurred on June 19, 2012, we are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Through the date of this quarterly report, there has been no established trading market for our common stock, and likely in the near future no established public market will be created for our securities. Our application to quote shares of our common stock on the OTCBB, maintained by FINRA, was approved along with our stock currently quoted on the OTCQB. During the period ending December 31, 2014 our sponsoring market maker informed us that they would no longer maintain an active listing and monthly fees for which they pay to FINRA in order for our common stock to be quoted on the OTCBB. Therefore we are not currently quoted on the OTCBB but intend to re-apply in the near future. There can be no assurances as to whether:

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

None for the period ending December 31, 2014

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

Dated: January 30, 2015

B-MAVEN, INC.

(the registrant)

By: /s/ Restituto S. Cenia

By: Restituto S. Cenia, Jr., President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer