Form 10-Q
period 2015-03-31
B-MAVEN, INC.
filed 2015-05-20
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of May 20, 2015 was 10,000,000 shares.

B-MAVEN, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Interim Financial Statements (unaudited)

	Balance Sheets of B-Maven, Inc. at March 31, 2015 (unaudited) and June 30, 2014 (audited)	3

	Statements of Operations of B-Maven, Inc. for the three months and nine months ended March 31, 2015 and 2014, and for the period June 24, 2011 (Inception) through March 31, 2015 (unaudited)	4

	Statement of Cash Flows of B-Maven, Inc. for the nine months ended March 31, 2015 and 2014, and for the period June 24, 2011 (Inception) through March 31, 2015 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		26

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

B-MAVEN, INC.

(a Development Stage Company)

Balance Sheets

	March 31, 2015 (unaudited)	June 30, 2014 (audited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$-	$-
Prepaid expense	-	-
Inventory	93	93
Total Current Assets	93	93

OTHER ASSETS:
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$93	$93

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued expenses	$5,418	$4,979
Sales revenue received in advance	5,000	5,000
Loans – unrelated party	619	619
Loans – related party	57,405	33,855
TOTAL LIABILITIES	68,442	44,453

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized at March 31, 2015 and June 30, 2014, respectively; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid in capital	(22,601)	(22,601)
Deficit accumulated during development stage	(55,748)	(31,759)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(68,349)	(44,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$93	$93

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Operations (unaudited)

	For the nine months ended March 31, 2015	For the nine months ended March 31, 2014	For the period June 24, 2011 (inception) through March 31, 2015

Revenue	$-	$7,707	$9,462
Cost of goods sold	-	924	1,242
Gross margin	-	6,783	8,220
Expenses:
Samples/marketing expense	-	304	4,018
Consulting and other expenses	22,295	26,243	103,240
Amortization expense	-	-	2,500
Organization expenses	-	-	5,665
Total expenses	22,295	26,547	115,423
Other Income/(Expense):
Interest expense	(894)	(601)	(1,783)
Gain on relief of debt	-	-	55,638
Total other income/(expense)	(894)	(601)	53,855
Net income/(loss) before income tax	(23,189)	(20,365)	(53,348)
Provision for income tax	800	800	2,400
Net income/(loss)	$(23,989)	$(21,165)	$(55,748)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	10,000,000

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Revenue	$-	$3,905
Cost of goods sold	-	503
Gross margin	-	3,402
Expenses:
Samples/marketing expense	-	203
Consulting and other expenses	6,039	6,943
Amortization expense	-	-
Organization expenses	-	-
Total expenses	6,039	7,416
Other Income/(Expense):
Interest expense	(298)	(282)
Gain on relief of debt	-	-
Total other income/(expense)	(298)	(282)
Net income/(loss) before income tax	(6,337)	(4,026)
Provision for income tax	-	-
Net income/(loss)	$(6,337)	$(4,026)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	10,000,000	10,000,000

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Statements of Cash Flows (unaudited)

	For the nine months ended March 31, 2015	For the nine months ended March 31, 2014	For the period June 24, 2011 (inception) through March 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(23,989)	$(21,165)	$(55,748)
Amortization	-	-	2,500
Gain on debt relief	-	-	(55,638)
Shares issued for organizational expense	-	-	5,000
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory	-	(119)	(93)
(Increase)/decrease in prepaid expense	-	-	-
Increase in sales revenue received in advance	-	-	5,000
Increase/(decrease) in accrued expenses	439	(7,090)	41,378
(Increase) in deferred expenses	-	-	-
Net cash provided by (used in) operating activities	(23,550)	(28,374)	(57,601)
CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
CASH FLOW FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	25,000
Deferred offering expenses paid in cash	-	-	(46,439)
Proceeds from loans - unrelated parties	-	619	25,357
Repayment of loans - unrelated party	-	-	(5,000)
Proceeds from loan - related parties	23,550	27,755	58,683
Net cash provided by (used in) financing activities	23,550	28,374	57,601
CHANGE IN CASH	-	-	-
CASH AT BEGINNING OF PERIOD	-	-	-
CASH AT END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$800	$800	$2,400
Non-cash investing and financing activities:
Stock issued for acquiring formulas and product samples	$-	$-	$2,500

See notes to the financial statements.

B-MAVEN, INC.

(a Development Stage Company)

Notes to the Financial Statements

March 31, 2015 (unaudited)

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

Our product formulas and samples were placed in service on July 1st, 2011. We amortized these costs over twenty four (24) months. Our product formulas and samples were fully amortized as of March 31, 2015.

j. Recently Issued Accounting Pronouncements - The Company implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital of $68,349 and a deficit accumulated during the development stage of $55,748 at March 31, 2015. As of March 31, 2015, the Company had generated limited revenue and had no committed sources of capital or financing.

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

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue (as of March 9, 2015) 500,000,000 shares of common stock ($0.001 par value) and 1,000,000 shares of preferred stock ($0.001 par value). The Company upon formation issued 5,000,000 shares of its common stock to its founder for organization costs/services. These services were valued at $5,000. Following its formation, the Company issued 2,500,000 shares of common stock to our founder as consideration for the purchase of product formulas and product samples. Our founder paid approximately $2,500 in producing the product formulas and other product materials. Purchase price of the product formulas and samples was valued at $2,500.

The Company on August 1, 2012 completed its offering filed on Form S-1. The Company issued 2,500,000 shares of its common stock to 17 investors. The investors paid $0.01 per share.

On March 9, 2015, the Company is authorized to issue up to 250,000 shares of Series A Convertible Preferred Stock. Holders of Series A Convertible Preferred Stock shall be entitled to a number of votes equal 51% of the total number of votes entitled to be cast on any matters requiring a shareholder vote. The Series A Convertible Preferred Stock shares are convertible at a ratio of forty to one (40:1) into common stock of the Company.

At March 31, 2015, there are 10,000,000 shares of common stock issued and outstanding.

NOTE 5 – LOANS - RELATED PARTY

As of March 31, 2015 the Company had $57,405 in net loan proceeds from our former chief executive officer and president, Mr. Cenia, a related party, in order to fund working capital expenses. $14,000 and $7,000 are unsecured and carry an interest rate of 6% and 4% per annum, respectively. The loans were payable in one lump sum on the anniversary date of the loan instrument, September 18 and September 25, 2014, respectively. During September of 2014 the Company amended the two loans with Mr. Cenia as due and payable upon demand. No default terms or conditions are defined by these amendments. Additional loans made by Mr. Cenia amounting to $36,405, in the aggregate, are unsecured and carry no interest rate and are due and payable upon demand. Mr. Cenia resigned as an officer and director of the Company as of April 30, 2015.

The Company recorded accrued interest expense of $894 and $601, $298 and $282 for the three months ended and nine months ended March 31, 2015 and 2014, respectively.

NOTE 6 – LOANS - UNRELATED PARTY

As of March 31, 2015 the Company had $619 in net loan proceeds from our founder in order to fund certain working capital expenses. This loan is unsecured and carries no interest rate or repayment terms.

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

NOTE 8 – INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of $55,748 that may be available to reduce future years’ taxable income through 2031.

As of March 31, 2015

Deferred tax assets:
Net operating tax carryforwards	$19,512
Other	-
Gross deferred tax assets	19,512
Valuation allowance	(19,512)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 9 - SUBSEQUENT EVENTS

The Company on April 30, 2015 experienced a change in control. Along with the change in control Mr. Cenia resigned from each of his positions with the Company and appointed Mr. Patrick Gosselin as President, Chief Executive Officer, Chief Financial Officer and Sole Director.

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

Overview - B-Maven, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, Ms. Anna C. Jones. As of May 20, 2015, we had one employee Mr. Patrick Gosselin, our President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Gosselin does not currently have a written employment agreement with the Company. On April 30, 2015 the Company experienced a change in control through the sale of the common stock of our majority shareholder to another party. Along with the change in control, Mr. Cenia resigned from each of his positions with the Company and appointed Mr. Gosselin to these roles.

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

During the period ended March 31, 2015, despite financial constraints we continue to develop our skin care product business through building inventory and generating sales and sales leads. During fiscal year 2012 we received a firm purchase order for which we were advanced a portion of monies against the sale of product to be delivered. While this purchase order was priced at a significant discount to our anticipated suggested retail price, we believe sales generation and product distribution with various parties validates our go-to-market strategy and the expected acceptance of our products. During the fiscal year ended June 30, 2014 we recognized $7,707 in sales at an average price of $24.99 (our suggested retail price) per 1 ml container. This price point appears reasonable based on the results we received in our sample selection and distribution. We have not recognized any revenues from the sale of product during the three month or the nine month period ended March 31, 2015.

As of March 31, 2015, we had limited assets which consisted of cash and cash equivalents of none, prepaid expense of none and inventory of $93. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, preferred stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall the aging of skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

Employees - As of May 20, 2015, we had one employee, our president, and chief executive officer, Mr. Patrick Gosselin. There is no written employment contract or agreement in place with Mr. Gosselin.

Property - Currently we occupy space provided by Mr. Gosselin and Mr. Cenia (our former officer and director) at no charge. There are no written lease agreements with either Mr. Gosselin or Mr. Cenia. We are in process of moving certain records from Mr. Cenia’s location to Mr. Gosselin’s. We will seek to establish a permanent location and facility for our business operations.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of May 20, 2015 the Company received approximately $58,000 in short term financing from our former president and chief executive officer, Mr. Cenia. Two of the loans bear interest at a rate of 6% and 4% per annum, are due and payable upon demand. The Company and Mr. Cenia amended the two loans with no default provisions as of the date of this Report. The other five loans do not bear interest and are due and payable upon demand. Mr. Cenia prior to his resignation agreed to seek other financing to support our working capital needs and continues with that general understanding with Mr. Gosselin and the Company.

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

Off-Balance Sheet Arrangements - We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through March 31, 2015 involved business development efforts, planning, acquiring of, and developing product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products.

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

Nine month period ended March 31, 2015 compared to the nine month period ended March 31, 2014:

The Company generated limited revenues for the nine month period ended March 31, 2015 of none and $7,707 for the nine month period ended March 31, 2014. Cost of goods sold for the nine month period ended March 31, 2015 was none and $924 for the nine month period ended March 31, 2014. Gross margin on sales of product was none for the nine month period ended March 31, 2015, as compared to $6,783 or 88.0% for the nine month period ended March 31, 2014. The Company through the continued assistance of our founder, Ms. Jones fulfilled order placement, which consisted of manufacturing, packaging and quality control, as well as distribution of hundreds of sample products to customers and users in advancement of its business goals.

Consulting and other expense for the nine month period ended March 31, 2015 was $22,295 compared to $26,243 for the nine month period ended March 31, 2014. For the nine month period ended March 31, 2015, this consisted primarily of consulting expense of $9,750, audit and accounting, and other costs associated with being a publicly reporting company of $12,253, and other expenses of $292, compared to the nine month period ended March 31, 2014 where we incurred $10,010 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $16,059, and other expenses of $174. Samples/marketing expense for the nine month period ended March 31, 2015 consisted of raw material cost and packaging to develop sample products of none and marketing expense of none compared to the nine month period ended March 31, 2014 where we incurred raw material cost and packaging to develop sample products of $304 and marketing expense of none.

For the nine months ended March 31, 2015, and for the nine months ended March 31, 2014 we recognized interest expense of $894 and $601, respectively.

For the nine months ended March 31, 2015, and for the nine months ended March 31, 2014 we experienced a loss from operations after taxes of $23,989 and $21,165, respectively. Net loss per share for the nine month periods ended March 31, 2015 and 2014 was $(0.00) and $(0.00), respectively.

Three month period ended March 31, 2015 compared to the three month period ended March 31, 2014:

The Company generated limited revenues for the three month period ended March 31, 2015 of none and $3,905 for the nine month period ended March 31, 2014. Cost of goods sold for the three month period ended March 31, 2015 was none and $503 for the three month period ended March 31, 2014. Gross margin on sales of product was none for the three month period ended March 31, 2015, as compared to $3,402 or 87.1% for the three month period ended March 31, 2014. The Company through the continued assistance of our founder, Ms. Jones fulfilled order placement, which consisted of manufacturing, packaging and quality control, as well as distribution of hundreds of sample products to customers and users in advancement of its business goals.

Consulting and other expense for the three month period ended March 31, 2015 was $6,039 compared to $6,943 for the three month period ended March 31, 2014. For the three month period ended March 31, 2015, this consisted primarily of consulting expense of $2,500, audit and accounting, and other costs associated with being a publicly reporting company of $3,413, and other expenses of $126, compared to the three month period ended March 31, 2014 where we incurred $3,000 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $3,843, and other expenses of $100. Samples/marketing expense for the three month period ended March 31, 2015 consisted of raw material cost and packaging to develop sample products of none and marketing expense of none compared to the three month period ended March 31, 2014 where we incurred raw material cost and packaging to develop sample products of $203 and marketing expense of none.

For the three months ended March 31, 2015, and for the three months ended March 31, 2014 we recognized interest expense of $298 and $282, respectively.

For the three months ended March 31, 2015, and for the three months ended March 31, 2014 we experienced a loss from operations after taxes of $6,337 and $4,026, respectively. Net loss per share for the three month periods ended March 31, 2015 and 2014 was $(0.00) and $(0.00), respectively.

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

As of March 31, 2015, we owed $5,418 in connection with legal fees, professional services, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of March 31, 2015, we received $57,405 from our former president and chief executive officer, Mr. Cenia, in the form of two loans plus additional funds ($30,655 consisting of interest free loans) forwarded during the period beginning May 14, 2013 (date of “first change in control”) and ended March 31, 2015 to cover costs associated with general business expenses, costs of being a public company and its reporting and product development costs. There are no other significant liabilities recorded at March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s former Principal Executive Officer and former Principal Financial Officer, Mr. Cenia, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s former Principal Executive Officer and former Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both our former and current Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

B-Maven is an early stage company and has virtually no financial resources. We had a cash balance of none as of March 31, 2015. We have negative working capital of $68,349 and a stockholders’ deficit of $68,349 at March 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended June 30, 2014 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We will seek additional financing beyond what we received from our offering. Financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts have been spent on our registration efforts, as well as developing our business plan, however, we will seek necessary additional financing to pursue our business and growth plans. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which consisted of loans from our founder, affiliated and unaffiliated third parties, were sufficient to keep business operations functioning for three to six months. We recently received funding from our former president and chief executive officer, Mr. Cenia, for working capital needs. These funds carry an interest rate of 6% and 4%, and are due and payable on the one year anniversary date of the original loans. The Company started production of its product line through our founder, Ms. Jones’s, efforts as well as through the continued efforts of consulting firms working with us on an as “needed basis.” Ms. Jones provides ‘as needed’ services to the Company in its pursuit of continued development of products and formulas. We do not have a written agreement with Ms. Jones. We currently spend between $3,000 and $4,000 per month in operational expenses. We generate limited revenues from the sale of products, and most of our expenses will be accrued or deferred until sufficient financing is obtained. No assurances can be given that we will be able to receive to continue our operations beyond a month-to-month basis.

Because we have only recently commenced business operations, we face a high risk of business failure.

We were formed in June 2011. Most of our efforts to date have been related to developing our business plan, creating and modifying formulas which will make up our E-Scentual product line, beginning our business activities and completing our public offering. Through March 31, 2015, we had limited operating revenues and have distributed primarily samples of our products to potential customers or end-users. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues from sales of the Company’s products and services will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s products and the successful implementation of its planned growth strategy.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (500,000,000) shares but unissued (490,000,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further diluting common stock book value, and that dilution may be material.

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

Through the date of this quarterly report, there has been no established trading market for our common stock, and likely in the near future no established public market will be created for our securities. Our application to quote shares of our common stock on the OTCBB, maintained by FINRA, was approved along with our stock currently quoted on the OTCQB. During the period ending March 31, 2015 our sponsoring market maker informed us that they would no longer maintain an active listing and monthly fees for which they pay to FINRA in order for our common stock to be quoted on the OTCBB. Therefore we are not currently quoted on the OTCBB but intend to re-apply in the near future. There can be no assurances as to whether:

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

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. On March 9, 2015 the Company and its board of directors along with the approval of the majority vote of the shareholders established a new series of preferred stock. The series established is Series A Convertible Preferred Stock. No preferred stock has been issued.

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

None for the period ending March 31, 2015

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

Dated: May 20, 2015

B-MAVEN, INC.

(the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer