Form 10-K
period 2015-06-30
PURE SNAX INTERNATIONAL, INC.
filed 2015-10-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2015
.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-183870

PURE SNAX, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Woodbridge Center Drive Suite 213 Woodbridge, NJ	07095
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(519) 573-1601

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.

Yes      .  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  X .  No      .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes  X .  No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .

Smaller reporting company  x .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      .  No  X .

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

400,000,000 common shares as of June 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company”, mean B-Maven, Inc., Pure Snax International, Inc. as it was renamed following the date of this Form 10-k.

Our Current Business

By exploiting the trademarks acquired through the License Agreement (the “Exclusive License”) we intend to manufacture, distribute, sell and market various products within the health foods and snacks industry.

Pure Snax International is a wellness brand focused on bringing healthy snacks and foods to consumers. PSI offers a wide assortment of sugar free, peanut free, Kosher, low fat, low sodium and Non GMO certified products. Public awareness of these products has been created through sponsorships of programs such as the Canadian Diabetes Association (CDA) and the Juvenile Diabetes Research Foundation (JDRF). With the tough new nutritional standards being rolled out through schools in the United States, we are poised to capitalize on these regulations by offering good for you, functional foods and snacks that meet these new regulatory standards.  PSI currently has product placement in venues such as Toronto’s SickKids hospital, catering to children with strict dietary restrictions, which can be replicated in similar venues throughout North America. These are markets where traditional large snack and food companies have difficulty in quickly penetrating due to scalability restrictions. Thus, this allows Pure Snax International to capture and establish lasting market share and grow from a boutique to a large company.  Product categories include Popcorn, candied popcorn, marshmallow squares (made without Gelatin), hemp and hemp related products, protein bars, mints, gum and various condiments as well as offering Wow it’s Not Sugar! Xylitol, an all-natural sweetener.

Through the Licensing Agreement we will distribute delicious tasting, very healthy snack foods meeting the highest of standards and compliance for the US consumers with plans to evolve into an international audience. With a socially responsible mandate supported by education and driven by integrity and sincerity, PSI will provide people with healthier snack and food choices by utilizing wholesome, natural, high quality ingredients that promote healthier lifestyles.  We have chosen to specialize in the development, sourcing, branding and distribution of high quality, healthy food and snack products.  It is our vision to brand Pure Snax International as one of the trusted names in the healthy food and snack industry.

With major illnesses such as diabetes, obesity, cancer, and heart disease on the rise, people are looking for ways to minimize the risks in developing these diseases.  People are starting to read and understand labels looking for healthier choices.  We believe that the demand for healthier products is driving a fundamental change in the food and snack markets. This demand will provide enormous opportunities for Pure Snax International to position itself in the healthy food and snack industry.

Our goal is to utilize open public forums, education, integrity and honesty to earn the public’s trust and become that trusted brand that provides healthy food and snack products to the growing percentage of the population wanting to make healthier life choices. In other words, what we put on our labels, we mean. We believe in having a position in the marketplace where the market will be rather than where the market is.

We intend to become pioneers in a dynamic and growing segment of the industry where future demand will be and it means addressing the new public awareness of healthier food and snack products. The snack products developed must not only meet healthy product guidelines but also taste good. This is a very unique niche and one that hasn’t been completely tapped into for its greatest potential. PPM150 Nutritional Guidelines that came into effect in Ontario, Canada, was one of the first nutritional standards to be implemented for vending and school products.  Similar guidelines in many other provinces and states across Canada and the United States have since been implemented.  They call for vending and school products that are low in fat (80% with 3 grams of fat and under or 20% with 5 grams of fat and under) as well as low in sodium and sugar, which is not the primary ingredient. Candy, Chocolate, Soda, junk food such as potato chips and confectionary have been banned. Our recipe for Marshmallow Squares are sugar-free, Gluten-free, contains very little salt, Gelatin Free, kosher, nut free and taste great! To the fact that education is needed, many consumers are not aware that Gelatin is derived from animal bones and parts yet have been eating Gelatin through Jell-o and Marshmallows for years. Knowing that there are healthy products required for this channel and that the trend will be towards healthier products, we have developed and are constantly continuing to work on other recipes for healthier products that meet all standards.

Government Regulation

Our business operations are subject to several international and domestic laws including labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, import/export restrictions, consumer protection regulations that govern product standards and labeling, and several other regulations. We believe that we are currently in material compliance with all such applicable laws.

We believe that the current products portfolio and any potential products will fall under the U.S. Food and Drug Administration (FDA) regulatory umbrella.  The FDA is charged with protecting consumers against impure, unsafe, and fraudulently labeled products. FDA, through its Center for Food Safety and Applied Nutrition (CFSAN), regulates foods other than the meat, poultry, and egg products regulated by FSIS. FDA is also responsible for the safety of drugs, medical devices, biologics, animal feed and drugs, cosmetics, and radiation emitting devices. As applicable, the Licensee shall comply with all regulatory and other agencies, including governmental and private, as applicable, in the marketing, distribution, and/or selling of the Products.  Licensor shall provide any approvals, as applicable, to Licensee, that would be beneficial in the efforts of the Licensee.

We are currently not aware of any new legislation or regulation that may or may not apply to current and future products within the brand portfolio.  However, in a constantly evolving global business environment we will rely on its management teams experience and advise from legal counsel.

Our e-commerce website and online content are subject to government regulation of the Internet in many areas, including user privacy, telecommunications, data protection, and commerce. The application of these laws and regulations to our business is often unclear and sometimes may conflict. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, advertising, etc. apply to the Internet.  Nonetheless, laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted covering issues such as user privacy, content, quality of products and much more.  Further, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws, which may impose additional burdens on companies conducting business online.  Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.  We believe that we are currently in material compliance with all such applicable laws.

Products and Services

We intend to sell all product categories manufactured by Pure Snax Company, Inc. with an initial focus on the following.

Wow it’s not sugar! - Xylitol

100% All Natural Xylitol Sweetener. Xylitol is a natural pentitol sugar alcohol. It does not contain the glucose based carbohydrate sweetener found in sucrose, corn sugars, fructose, etc. More correctly, Xylitol is classified as a polyalcohol, which can be converted into a natural sugar. Due to the basic chemistry of Xylitol one perceives a pleasant and fresh sensation rather than the traditional burn of sugar. Xylan is the raw material source of Xylitol, which is found in some tree bark and in the hulls of several nuts and grains. Many fruits and vegetables are another source of Xylan making it a natural sweetener that works well with the body.

Wow Mints

Freshen your mouth with a burst of peppermint or watermelon! Four pieces of our mints and you're on your way to great oral health.  Contains approximately 75 pieces per container.

Wow Rice Delites

Rice Delites are a delicious healthy snack, which is also considered to be a functional food due to the ingredients that are contained in Rice Delites. Take them to school, take them to work, take them anywhere you would like a nutritious and healthy snack. Available in Original, strawberry, banana and chocolate-banana flavors

Wow Naturally Flavoured Coated Popcorn

Almost everyone loves popcorn! Popcorn on its’ own is healthy. According to the Mayo Clinic just 3 cups of Popcorn will provide you with 3.5 grams of fiber. The toppings on Popcorn are what make it unhealthy.

People were first introduced to Junk Food over 100 years ago with the introduction of a leading brand taking the first credit which combined molasses and peanuts with Popcorn.  By carefully preserving taste and the “candied shell coating” around the popcorn, the crunch and taste of our delicious flavours will have you longing for another bite of this nutritious and functional food snack. Available in Cherry (Chomping Cherry), Blueberry (Blueberry Burst), Banana (Banana Blast), Fruit Explosion (combination of the former 3 flavours) and Caramel.

Jams – sweetened with Xylitol

We take fresh juicy fruits and add just the right amount of fresh ingredients for one of the healthiest jams you will ever taste. Sweetened with Xylitol, you will never know the difference from preserves sweetened with regular sugar. One taste and this will be a family favourite. Available in Blueberry, Raspberry, Peach, Apricot, Mountain Berry and Strawberry.

Ketchup and Sauces – sweetened with Xylitol

Our ketchup is the best tasting low carb and healthiest ketchup you have ever tasted. It is made with a great tasting healthy natural sweetener called Xylitol and organic tomato paste. Our unique barbeque sauces add a hearty flavour to red meats, chicken and fish. Unlike most barbeque sauces that are filled with corn syrups and sugars, our Hickory Maple and our Honey Mustard Barbeque sauces are sugar-free and gluten-free.

Consumer Direct Segment

This will be carried out primarily via online Internet marketing that will include a combination of Websites (an e-commerce site: www.puresnax.com, numerous targeted landing page sites, and “squeeze page” sites), email campaigns, banner advertising, affiliate programs, search engine optimization, blogs, forums, newsletters / e-zines, resource information areas, pay per click campaigns, and follow up / thank you message add-on sales offers.  We will also explore several additional marketing venues such as direct mail, catalogue sales, consumer expos (home shows, health shows, food shows, fitness, anti-aging, etc.), print media / advertorials, infomercials (TV and radio), and at various festivals, product placements, talk shows, etc.

Our target markets include the general public, obese/weight conscious persons, diabetics and those with insulin resistance, kids (especially those who are overweight/obese, diabetic, insulin resistant, challenged by tooth decay, and all kids with health-conscious parents), health and/or fitness conscious people, the elderly, especially those with weight and/or blood sugar problems.

Market Overview

There is a convergence of factors that make the Health Snack food industry one of the best investments over the coming decades.

•

Aging of the Baby Boomers population

•

Major advances in nutrition-related health research and understanding

•

A dramatic rise in the incidence of obesity (overweight), and a better understanding of the associated health risks and ramifications

•

Dramatically rising health care costs

•

A growing realisation of the limitations of modern - high-tech medical approaches when dealing with chronic, unhealthy, “Life-Style Induced” diseases

•

The general population’s willingness to spend more on quality foods & nutrients that provide functional health benefits

Worldwide:

Our Co-Packers currently ship worldwide under various Private Label Programs. Our plan is to work in concert with our co-packers with the introduction of our product lines into those Private Label programs and expand upon their existing distribution channel.

Size of Market – Crispy Marshmallow Squares

According to a UK article, Rice Krispie square market is a £39 million brand eaten by 3.5 million UK households. In Canada it is a $70 million market, represented by Kellogg’s for $48 million, $10 million in Private Label, $5 million for Vachon and Saputo and $2 million for Little Debbie and regional players. The US market is approximately $1 Billion.

Wholesale Segment

The Company’s objective is to build an ongoing revenue stream through the distribution of our brands and Private Label programs. Our strategy is to generate strong profit growth in mass retail including the drug store channels as well as vending, school, health food, boutique and mass markets.

Core Services Segment

The Core Services segment provides product design, distribution, marketing, e-commerce and other overhead resources to the Wholesale and Consumer Direct segments.

Design and Product Development

Mr. Gosselin is our principal designer and leads the vision of the Company.  Products are currently in conceptualization phase, and the company intends to begin research and development at a later date.  The development of our products from concept through manufacturing is engineered to be healthy also provide a great taste profile.

Sources and Availability of Raw Materials

We outsource all of our production and fulfillment in order to maintain management’s focus on new product and market development. However, our commitment to the quality and consistency of our products is reflected in the selection of all aspects of production.  All of our products are processed by manufacturers with which we have long standing relationships. To our knowledge, each follows the strictest Good Manufacturing Practices (GMPs) and quality controls to ensure purity in all of our products. We use facilities that meet or exceed our standards and we source some of our raw materials directly from a variety of sources.

Quality Control

Our quality control program ensures that products meet our high quality standards. Random inspections of our products occur when our products are received in our distribution center. We believe that our quality control policy is integral in maintaining the quality, consistency and reputation of our products.

Distribution

We intend to expand globally through new and established distribution channels including wholesale, retail, e-commerce, and licensing agreements to further expand global brand exposure and new opportunities to increase sales revenue.

Marketing

This will be carried out via a combination of conventional and innovative approaches ranging from trade show attendance and exhibition to aggressive online affiliate marketing to extensive networking, with follow up direct contact via our sales and marketing team.

Our target markets for Business to Business include health care providers (including massage therapists, personal trainers, dieticians, aestheticians), physicians (including MD/DO’s, DC’s, DDS’s, OMD/Acupuncturists), restaurants, school (also sports teams and religious groups) fundraising programs, hotels, casinos, cruise ships, health food and nutritional stores, specialty retailers who carry related products, beauty salons, Spas (day and medical), health clubs, nursing homes, and Internet sites that sell related products.

Pure Snax International has traditionally leveraged its relationships in the industry to develop in store promotional displays strategically located in retail stores to raise awareness about the availability of our products as well as perform on-site demos to educate the public on the benefits of eating healthier snack options.

Our marketing consists of a variety of channels including: national and international print advertising, strategic outdoor advertising, in-store advertising, digital advertising, guerilla marketing, involvement in the community and social media. This mix of media and channels is designed to support the brand's growth across diverse consumer groups and markets.

Business Strategy

The strategy is to gain adoption in markets and venues where traditionally unhealthy food and snack companies are unable to access. Through education and awareness via participation in diabetes events, health trade shows, food shows, sweet and snacks shows, and specialized hospitals we are gaining acceptance and enlightening many people to the fact that healthy eating and snacking exists, without having to sacrifice taste.

We anticipate that a majority of our resources will be positioned towards marketing and promotions up to the first year of roll out into the United States and after that time, the fruits of our efforts will convert into profitable sales. The process is to work in concert with strategic distributors, wholesalers and retailers along with essential store visits and demo programs to initiate purchase orders.  In the example of Wow it’s not Sugar! Xylitol, once you try it and discover it has no after taste along with it being a functional food, the conversion is relatively easy even with a premium price.

We have also identified strategic acquisitions in the area of manufacturing and product development, which could compliment our product line to supplement and support our plans for explosive revenue.

Over the next five years, we anticipate that our growth strategy will focus on the following five key areas:

.	Increase Global Wholesale Sales

A delegation of our group went overseas to explore this market for our products. We visited; England, Scotland, Northern Ireland, Republic of Ireland and Spain and found overwhelming support for our products and specifically WOW! Rice Delites. This represented even an expanded opportunity based on the Current Exchange rates between the Canadian Dollar against the Sterling Pound and the Euro. There is a greater opportunity to achieve larger profits.  Another delegation traveled to South Korea and South America to conduct additional market research.  Once again, support for our products was overwhelming.  Pure Snax International, Inc., has recognized that the lowest hanging fruit is mass retail with a “under the radar” approach. Strong new nutritional regulations in U.S. schools, has provided Pure Snax International with a unique opportunity.

.	Invest in Online Development and E-commerce Activity

We currently offer a globally accessible transactional website, www.puresnax.com, which allows anyone with Internet access to purchase our products online. We are currently working with a website developer to make key operational advances to our website such as development of user-friendly operations and layout improvements. Further, we intend to present a greater number of products on our website and expand into further marketing techniques such as affiliate marketing and advertisement opportunities.

.	Vending Machines and Schools

Pure Snax International is able to compete with the bigger snack companies by participating in markets they have difficulty to quickly access. They have a limited number of products that are able to meet the healthy guidelines established in the United States. According to kidsfoodtrends.com, there are some interesting trends that point to the enormous opportunities for marketers of Healthy Snack Foods:

•

Health is a top-of-mind parental concern and is even gaining consciousness among kids

•

Consumers of parenting age are trying to eat healthier and this has a trickle down effect to their kids

•

Parents will increasingly opt for natural and fresh food variants for their kids

•

Parents are increasingly scrutinizing product packaging to check for health information

•

Kids’ confectionery, ice cream and savoury snacks consumption exceeds the population average

•

U.S. children consumed notably more confectionery per capita than the population average in 2005

.	Diversify and Expand our Product Portfolio

We will continue to expand and strengthen our current product portfolio while exploring opportunities to diversify into new product categories within the health foods and snacks segment. We believe that diversification engages new consumer interest and enables the brand to benefit from a proactive and developing brand image while stimulating revenue from increased buyer interest and awareness of the brand. Furthermore, we anticipate that expansion of our product line will enable wholesale activity to flourish as well as increase online sales.

.	Expand our Team

Our team will rely on industry specialists with varied skills and backgrounds who engage in overlapping roles and responsibilities for different segments of our business. In the next five years, we aim to increase the number of direct in-house employees to five people. Further, we intend to allocate a specific area(s) of our business strategy to a specific employee or employees and will focus on developing that employee’s skills in that area of responsibility. Such areas of responsibility will include sales, website and social media, design and production, marketing, public relations, administration, finance and product development. The expansion of our team will allow for focused development of all areas of our business.

Intellectual Property

The trademark “Wow it’s not sugar!” has been approved in Canada and registered in the United States. Additionally, the company intends to file and prosecute additional trademark applications as may be deemed necessary for the expansion of our business. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks to be valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

Employees

We currently have no employees.

Competition

The major players in the snack food industry continue to manufacture and develop products that are not remotely healthy and contain sugar or artificial sweeteners as well as being high in fat. We are pioneers in the snack industry and intend to strengthen our position through integrity and creating a high barrier to entry in terms of product design.  Pure Snax International will continue to expand and build product lines through different brands and private label agreements as well as continue to develop proprietary products.  We do not have patents on our proprietary technology (our recipes, nor our processes) and we choose to protect this methodology by using trade secrets so that they are not easily discovered.

However, there can be no assurance that even if we do these things we will be able to compete effectively with the other companies in our industry.

Our competitive strength will depend on our ability to:

• anticipate and respond to changing consumer demands in a timely manner;

• maintain and increase favorable brand recognition;

• develop and produce high quality products that appeal to consumers;

• appropriately price our products;

• maintain the high quality of our products;

• ensure product availability;

• expand our product portfolio;

• add members to our team who possess the skills, know-how and desire to help us succeed;

Reports to Security Holders

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission, at http://www.sec.gov.

Employees

As of June 30, 2015, we did not have any full-time or part-time employees.  Our sole director and officer works as a part-time consultant and devotes approximately 20 hours per week to our business.  We also retain consultants for the design and construction of our planned website.  In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website.  If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.  The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions.  We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We have maintained executive offices at 1000 Woodbridge Center Drive, Suite 213, Woodbridge, NJ 07095. There are no expenses currently associated with this space. We believe that our office space is adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.  We do not own any real property.

.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since June 24, 2011 under the symbol “BMAV”.  Subsequent to this Form 10-K, our common stock began being quoted on the OTC Bulletin Board under the symbol “PSNX” as of September 23, 2015.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a national or regional stock exchange.

As of the date of this Form 10-K, a trading market has not yet been established for our shares.

Our common shares are issued in registered form. Pacific Stock Transfer, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119, Phone: (702) 361-3033, is the registrar and transfer agent for our common shares.

Holders

As of June 30, 2015, there were 15 holders of record of our common stock. As of such date, 400,000,000 shares of our common stock were issued and outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2015.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2015.

Item 6.

Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended June 30, 2015 and 2014

Our net loss for the years ended June 30, 2015 and 2014. are summarized as follows:

	Period ended June 30, 2015	Period ended June 30, 2014
Revenue	$-	$7,707
Cost of goods sold	-	924
Sample/marketing expense	-	304
Consulting and other expense	36,077	29,948
Amortization expense	-	-
Other income/(expense)	4,006	(889)
Provision for income taxes	800	800
Net income/(loss)	$(32,871)	$(25,158)

Revenue

The Company generated limited revenues for the fiscal year ended June 30, 2014 of $7,707. Cost of goods sold for the fiscal year ended June 30, 2014 was $924. Gross margin from the sale of product was $6,783 or 88.0% for the fiscal year ended June 30, 2014. The Company has not earned any revenue during fiscal year ended June 30, 2015.

Expenses

Sample/marketing expense

Sample and marketing related expenses were $0 and $304, respectively, for the fiscal years ended June 30, 2015 and June 30, 2014. Sample and marketing expenses are costs incurred in producing sample products and the placement of samples with potential marketing partners, customers, distributors and retail establishments. Sample product is recorded at cost and removed from inventory.

Consulting and other expense

Consulting and other expenses were $36,077 and $29,948, respectively, for the fiscal years ended June 30, 2015 and June 30, 2014. For the year ended June 30, 2015, this consisted primarily of consulting expense of $11,150, audit, legal and accounting, and other costs associated with being a publicly reporting company of $23,060, and other expenses of $1867, compared to the year ended June 30, 2014 where we incurred $12,509 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $10,000, and other expenses of $7,439. Samples/marketing expense for the year ended June 30, 2015 consisted of raw material cost and packaging to develop sample products of none compared to the year ended June 30, 2014 where we incurred raw material cost and packaging to develop sample products of $304.

Other income/(expense)

During the fiscal year ended June 30, 2015, we recognized debt forgiveness from lenders upon the change in control of the Company and the sale of our founder’s ownership interest. We recognized $5,000 in gain on relief of debt for the fiscal year ended June 30, 2015 as compared to none for the fiscal year ended June 30, 2014. We believe this to be a one-time event for the Company and do not believe that we will be able to settle debt or obtain relief from debt in this fashion in the future.

During the fiscal year ended June 30, 2015, we recognized interest expense of $994, as compared, to $889 for the fiscal year ended June 30, 2014. Interest expense is associated with related party loans with our pervious Chief Executive Officer and President, Mr. Cenia.

Net Loss

We recognized a net loss of $32,871 for the fiscal year ended June 30, 2015 as compared to net loss of $25,158 for the fiscal year ended June 30, 2014. Net income and net loss for the fiscal years ended June 30, 2015 and June 30, 2014, respectively, included various costs associated with product development which are not capitalized.

Liquidity and Financial Condition

As of June 30, 2015 and 2014, we had $0 in cash and cash equivalents. As of June 30, 2015, we had a working capital deficit of $9,943 and a deficit accumulated during the developmental stage of $64,630. Our cash position is not significant enough to support our daily operations. Management believes that the actions presently being taken to further refine its business plan and produce inventory to generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will accomplish either. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations or obtain adequate financing.

Cash Flows

Operating Activities

Net cash used in operating activities for the fiscal year ended June 30, 2015 was $35,233 compared to net cash used in operating activities of $34,474 for the fiscal year ended June 30, 2014.

Investing Activities

Net cash used in investing activities for the fiscal years ended June 30, 2015 and 2014 was $0.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2015 was $35,233. Cash provided by financing activities for the fiscal year ended June 30, 2014 was $34,474.

Plan of Operation

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $32,871 for the year ended June 30, 2015 and has not yet produced revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that our company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of our company to continue as a going concern is dependent upon our company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation

These financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. Our company’s fiscal year end is June 30.

Principal of Consolidation

The financial statements include the accounts of B-Maven, Inc.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

Our Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

Our Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and related party payables. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2015, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

Income Taxes

Our Company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Recent Accounting Pronouncements

Jumpstart Our Business Startups Act (“JOBS Act”) Transition Accounting: pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”.  This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until such time as those standards apply to private companies.  Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

Our Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.

Financial Statements and Supplementary Data

Pure Snax International, Inc.

June 30, 2015

Index

Report of Independent Registered Public Accounting Firm

F–1

Balance Sheets

F–3

Statements of Operations

F–4

Statements of Stockholder’s Deficit

F–5

Statements of Cash Flows

F–6

Notes to the Financial Statements

F–7

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

October 13, 2015

To Whom It May Concern:

We consent to the incorporation by reference in the registration statements of Pure Snax International, Inc. of our report dated October 13, 2015, with respect to the balance sheets as of June 30, 2015 and 2014, and the related statements of income, cash flows, and shareholders’ deficit for the fiscal years period ended June 30, 2015 and 2014, which appears on Form 10-K of Pure Snax, Inc.

Very truly yours,

/s/PLS CPA

____________________________

PLS CPA, A Professional Corp.

San Diego, CA 92111

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pure Snax International, Inc.

We have audited the accompanying balance sheets of Pure Snax International, Inc. (the “Company”) as of June 30, 2015 and 2014, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended June 30, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Snax International, Inc. as of June 30, 2015 and 2014, and the result of its operations and its cash flows for the years ended June 30, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

October 13, 2015

San Diego, CA. 92111

Pure Snax International, Inc.

Balance Sheets

(Expressed in US Dollars)

	June 30,	June 30,
	2015	2014

ASSETS

Current Assets

Cash	$-	$-
Prepaid expense	-	-
Inventory	-	93
Total Assets	$-	$93

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$8,143	$4,979
Sales revenue received in advance	-	5,000
Loans – related party (Note 5)	1,800	33,855
Loans – unrelated party	-	619

Total Liabilities	9,943	44,453

Stockholders’ Deficit

Preferred stock, 1,000,000 shares authorized, $0.001 par value; no shares issued and outstanding	-	-

Common stock, 500,000,000 shares authorized, $0.001 par value; 400,000,000 shares issued and outstanding	400,000	400,000

Additional paid-in capital	(345,313)	(412,601)

Accumulated Deficit	(64,630)	(31,759)

Total Stockholders’ Deficit	(9,943)	(44,360)

Total Liabilities and Stockholders’ Deficit	$-	$93

Pure Snax International, Inc.

Statements of Operations

(Expressed in US Dollars)

	For the year ended	For the year ended
	June 30, 2015	June 30, 2014

Revenue	$-	$7,707

Cost of goods sold	-	924

Gross profit	-	6,783

Expenses:
Samples/marketing expense	-	304
Consulting and other expenses	36,077	29,948
Amortization expense	-	-
Organization expenses	-	-
Total expenses	36,077	30,252

Other income (expense):
Interest expense	(994)	(889)
Gain on relief of debt	5,000	-
Total other income (expense)	4,006	(889)

Net income (loss) before income tax	(32,071)	(24,358)

Provision for income taxes	800	800

Net income (loss)	$(32,871)	$(25,158)

Basic and diluted income (loss) per share	$0.00	$0.00

Weighted average common shares outstanding -
basic and diluted	400,000,000	400,000,000

Pure Snax International, Inc.

Statements of Stockholders’ Deficit

For the Years Ended June 30, 2014 and 2015

(Expressed in US Dollars)

		Common	Additional
	Common	Stock	Paid-in
	Stock	Amount	Capital	Deficit	Total

Balance – June 30, 2013	400,000,000	$400,000	$(412,601)	$(6,601)	$(19,202)

Net loss for the year	–	–	–	(25,158)	(25,158)

Balance – June 30, 2014	400,000,000	400,000	(412,601)	(31,759)	44,360)

Debt forgiveness from shareholder	–	–	67,288	–	67,288

Net loss for the year	–	–	–	(32,871)	(32,871)

Balance – June 30, 2015	400,000,000	$400,000	$(345,313)	$(64,630)	$(9,943)

Pure Snax International, Inc.

Statements of Cash Flows

(Expressed in US Dollars)

	For the	For the
	Year	Year
	Ended	Ended
	June 30, 2015	June 30, 2014

Cash Flows from Operating Activities

Net loss	$(32,871)	$(25,158)

Gain on debt relief	(5,000)	–

Changes in operating assets and liabilities:
Inventory	93	119
Accounts payable and accrued liabilities	2,545	(9,435)

Net Cash Used In Operating Activities	(35,233)	(34,474)

Cash Flows from Financing Activities

Proceeds from loan – related party	35,233	33,855
Proceeds from loan – unrelated party	-	619

Net Cash Provided by Financing Activities	35,233	34,474

Decrease in Cash	-	-

Cash - Beginning of Period	-	-

Cash - End of Period	$-	$-

Supplementary Information:

Interest paid	$-	$-
Income taxes paid	$800	$800

1.

Nature of Business and Continuance of Operations

B-Maven, Inc. (the “Company”) was incorporated in the State of Nevada on June 24, 2011. The Company was initially in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form what we believed to be an advanced beauty treatment using all natural ingredients.  The Company has limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. Upon execution of the License Agreement as described in Note 6, the Company plans to change its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through June 30, 2015, the Company has incurred accumulated losses totalling $64,630. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)

Principal of Consolidation

The financial statements include the accounts of B-Maven, Inc.

c)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

2.

Summary of Significant Accounting Policies (continued)

e)

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, related party payables and loans payable. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities, related party payables and loans payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At June 30, 2015, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

g)

Foreign Currency Translation

The Company’s initial operations will be in the United States however global expansion is anticipated which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated into their U.S. dollar equivalents at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

h)

Income Taxes

The Company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

i)

Recent Accounting Pronouncements

Jumpstart Our Business Startups Act (“JOBS Act”) Transition Accounting: pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”. This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until such time as those standards apply to private companies. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein.  However, early adoption is permitted. Accordingly, the Company has adopted this standard as of July 31, 2014.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 201415 Preparation of Financial Statements – Going Concern (Subtopic 20540), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 20530, Presentation of Financial Statements— Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure. Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 201501 Income Statement – Extraordinary and Unusual Items, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary (even if they ultimately would conclude it is not). This also alleviates uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Related Party Transactions

a)

As of June 30, 2015, the Company owes the director of the Company $1,800 for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

b)

As of June 30, 2015, the Company owes a former director of the Company $3,094 for administrative expenditures paid on behalf of the Company. The amount owed is unsecured, non-interest bearing, and has no specified repayment terms.

c)

On August 6, 2015, the Company entered into a Trademark License Agreement with Pure Snax Company, Inc., a Canadian incorporated company. The Company’s sole officer and director, Patrick Gosselin, is a shareholder and director of Pure Snax Company, Inc.

4.

Stockholders’ Equity

The Company’s authorized capital consists of 500,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

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

On June 1, 2015, the board of directors approved a forward split of the issued and outstanding common shares on the basis of 40 new common shares for each 1 existing common share. Upon effectiveness of the forward split, the issued and outstanding shares of common stock increased from 10,000,000 to 400,000,000. All share and per share amounts have been retroactively adjusted to reflect the forward stock split.

5.

Commitment

On August 6, 2015, the Company entered into a Trademark License Agreement (the “License Agreement”) with Pure Snax Company, Inc (the “Licensor,” or “PSC”), a Canadian incorporated company. The Company’s sole officer and director, Patrick Gosselin, is a shareholder and director of PSC (the “PSC Shareholder”). Pursuant to the License Agreement, the Company acquired the exclusive worldwide rights, for a period of 10 years, to various trademarks (as more completely discussed below), which the Company intends to utilize for the manufacture, distribution, sales and marketing of various products within the health foods and snacks industry. As consideration for the exclusive license granted under the License Agreement, the Company shall pay a royalty paid to PSC of ten percent (10%) of all net sales of licensed products.

6.

Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2015	2014
Income tax benefit computed at the statutory rate	$22,621	$11,116
Change in valuation allowance	(22,621)	(11,116)

Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2015 and 2014 after applying enacted corporate income tax rates, are as follows:

	June 30,	June 30,
	2015	2014
Deferred income tax assets
Net operating losses	$11,505	$8,805
Valuation allowance	(11,505)	(8,805)

Net deferred income tax assets	$–	$–

The Company has net operating loss carry forwards of $64,630 which expire commencing in 2035.

7.

Subsequent Events

On August 6, 2015, the Company entered into a Trademark License Agreement (the “License Agreement”) with Pure Snax Company, Inc (the “Licensor,” or “PSC”), a Canadian incorporated company. The Company’s sole officer and director, Patrick Gosselin, is a shareholder and director of PSC (the “PSC Shareholder”). Pursuant to the License Agreement, the Company acquired the exclusive worldwide rights, for a period of 10 years, to various trademarks (as more completely discussed below), which the Company intends to utilize for the manufacture, distribution, sales and marketing of various products within the health foods and snacks industry. As consideration for the exclusive license granted under the License Agreement, the Company shall pay a royalty paid to PSC of ten percent (10%) of all net sales of licensed products.

The Company’s sole officer and director, Patrick Gosselin, is a shareholder and director of Pure Snax Company, Inc.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Our directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified. Officers hold their positions at the will of our board of directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Patrick Gosselin	Sole Officer and Director	42	April 30, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Patrick Gosselin – President, Secretary, Treasurer and Director

Pat’s talent and success in concepts are born out of a unique combination of hands on progressive experience and expertise in developing and implementing strategic objectives while creating business improvement processes and new business relationships. Applications include the analyzing of technical cost savings data, along with the negotiation, implementation and validation of detailed contracts. Pat has been called upon to consult and coach small business in a variety of different genres in the specific areas of project, expense and staff management, planning resource allocation, mediating disputes and sales.  Pat spent 8 years training and teaching telecommunications consultants before starting his own successful consulting practice.  He has been advising small and medium business customers across North America for the past 10 years.

Pat also has experience in facilitating M&A activities as a consultant for a merger & acquisition firm (enterprise value $10M or less) along with an expert understanding of Merchant Services across North America’s markets. Most recently over the past 5 years, Pat spearheaded the creation of Pure Snax, and coordinated the stringent approval process of Xylitol for use in peanut and tree nut free manufacturing facilities securing the ability to use Xylitol in a large scale manufacturing environment. He also established the framework for sales and distribution of healthy snacks and food products throughout North America through setting up an EDI portal, GS1 compliant barcodes and systems, and developing several key relationships. In his current role, Pat is in the midst of taking public a healthy snack business through a reverse merger with a U.S. based corporation.

In his younger formative years, Pat had a prolific baseball career as a member of Championship winning teams between 1986 and 1990. He became a member of Baseball Canada’s junior team in 1990 and was ultimately drafted by the Pittsburgh Pirates in 1993. After a short stint in the minor leagues, Pat returned to school to complete his formal education. A graduate with a degree in Arts and Psychology from the University of Sherbrooke, Mr. Gosselin is fluent in English and French

Other Directorships

None of our directors hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Our officers and directors or any affiliates of our company have not been previously involved in the management or ownership of have not acted as a promoter or in which they have a controlling interest in any other previous registration statement of companies. Therefore, there are no companies that are viable or dormant and which businesses have been modified and restated from that described in their offering documents, and the sole officer and director have no connection to companies that are still actively reporting with the United States Securities and Exchange Commission.

Board of Directors and Director Nominees

Since our board of directors does not include a majority of independent directors, the decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination. The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual board meeting at which the slate of director nominees is adopted, the board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the board, as well as a list of references.

The board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders. Once a candidate has been identified, the board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board.

Some of the factors which the board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The board may request additional information from each candidate prior to reaching a determination. The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

.            the corporation could financially undertake the opportunity;

.            the opportunity is within the corporation’s line of business; and

.            it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. The board of directors as a whole participates in the review of financial statements and disclosure.

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

(a)      our principal executive officer;

(b)      each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2014 and 2013; and

(c)      up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2014 and 2013;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)
Patrick Gosselin(2) President, CEO, CFO, Secretary and Director	2015	NIL	NIL
Restituto Cenia(3) President, CEO, CFO, Secretary and Director	2015 2014 2013	NIL NIL NIL	NIL NIL NIL
Anna Jones(4) President, CEO, CFO, Secretary and Director	2013	NIL	NIL

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)

Mr. Gosselin was appointed as our sole officer and director on April 30, 2015.

(3)

Restituto Cenia was appointed as our president, secretary, treasurer and director on May 14, 2013.

(4)      Anna Jones was appointed as our president, secretary, treasurer and director on June 24, 2011. She resigned on May 14, 2013.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We have not entered into any management agreements with any of our executive officers.

Compensation of Directors

None.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions.  The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding

Item 12.

Related Party Transactions

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

*

Disclosing such transactions in reports where required;

*

Disclosing in any and all filings with the SEC, where required;

*

Obtaining disinterested directors consent; and

*

Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of the Company’s Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee or any other individual having a relationship, which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we have no independent directors.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Patrick Gosselin.  We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

 ITEM 14.

Principal Accountant Fees and Services

The following table presents the fees for professional audit services rendered by PLS CPA, a professional corporation (“PLS CPA’s”) for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2015 and June 30, 2014 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2015 and 2014 were pre-approved, respectively, in accordance with the policy of the Board.

	June 30, 2015	June 30, 2014
Audit fees (1)	$10,000	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$10,000

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document.

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 24, 2012).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 24, 2012).
(21)	Subsidiaries of Registrant
21.1	N/A
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101 **	Interactive Data Files

*          Filed herewith.

**       Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Pure Snax International, Inc.
(Registrant)
Dated:	/s/ Patrick Gosselin
Patrick Gosselin
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	/s/ Patrick Gosselin
Patrick Gosselin
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)