Form 10-K/A
period 2015-06-30
PURE SNAX INTERNATIONAL, INC.
filed 2015-10-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2015
.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-183870

PURE SNAX INTERNATIONAL, INC.
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to Pure Snax, Inc.’s annual report on Form 10–K for the period ended June 30, 2015, filed with the Securities and Exchange Commission on October 14, 2015 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

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

t E-MAIL changgpark@gmail.com t

October 13, 2015

To Whom It May Concern:

We consent to the incorporation by reference in the registration statements of Pure Snax International, Inc. of our report dated October 13, 2015, with respect to the balance sheets as of June 30, 2015 and 2014, and the related statements of income, cash flows, and shareholders’ deficit for the fiscal years period ended June 30, 2015 and 2014, which appears on Form 10-K of Pure Snax International, Inc.

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

Pure Snax International, Inc.
(Registrant)
Dated: October 14, 2015	/s/ Patrick Gosselin
Patrick Gosselin
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 14, 2015	/s/ Patrick Gosselin
Patrick Gosselin
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)