Form 10-Q
period 2015-09-30
PURE SNAX INTERNATIONAL, INC.
filed 2015-11-23
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 .

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2015

OR

        .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

Commission file number 333-176376

PURESNAX INTERNATIONAL, INC
(Exact name of registrant as specified in its charter)

NEVADA	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 WOODBRIDGE CENTER DRIVE, SUITE #213, WOODBRIDGE, NJ 07095
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (732) 566-8264

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2015 was 100,000,000 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	September 30, 2015 (unaudited)	June 30, 2015 (audited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$187	$-
Total Current Assets	187	-

OTHER ASSETS:
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-

TOTAL ASSETS	$187	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$25,406	$8,143
Loans – related party	11,518	1,800
TOTAL LIABILITIES	36,924	9,943

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares and none issued and outstanding at September 30, 2015 and June 30, 2015, respectively	1,000	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,000,000 and 400,000,000 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	100,000	400,000
Additional paid in capital	(46,313)	(345,313)

Accumulated deficit	(91,424)	(64,630)
TOTAL STOCKHOLDERS’ DEFICIT	(36,737)	(9,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$187	$-

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-
Expenses:
Consulting and other expenses	21,781	10,656
Website and hosting	5,000	-
Auto and truck expenses	13	-
Total expenses	26,794	10,656
Other Income/(Expense):
Interest expense	-	(296)
Total other income/(expense)	-	(296)
Net loss before income tax	(26,794)	(10,952)
Provision for income tax	-	800
Net loss	$(26,794)	$(11,752)
Basic and diluted income/(loss) per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	100,000,000	40,000,000

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(26,794)	$(11,752)
Amortization	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in inventory	-	(297)
Increase/(decrease) in accrued expenses and accounts payable	17,263	(1)
(Increase) in deferred expenses	-	-
Net cash used in operating activities	(9,531)	(12,050)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan - related parties	9,718	12,050
Net cash provided by financing activities	9,718	12,050
CHANGE IN CASH	187	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$187	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$800
Non-cash investing and financing activities:
Cancellation of Common Stock (300M)	$(300,000)	$-
Issuance of Preferred Stock (1M)	$1,000	$-

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2015 (unaudited)

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

PureSnax International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. PureSnax International is a wellness brand focused on bringing healthy snacks and foods to consumers.  PureSnax offers a wide assortment of sugar free, peanut free, kosher, low fat, gelatin free, low sodium, and Non-GMO Certified products.  What’s more, these products are not junk snacks or simply foods, but are functional foods and snacks, meaning they deliver health benefits supported by substantiated claims.  Public awareness of these products has been created Across North America through various sponsorship programs such as the Canadian Diabetes Association (CDA), Juvenile Diabetes Research Foundation (JDRF), and the Celiac Society (Gluten Free). PureSnax product categories include popcorn, candy coated popcorn, marshmallow squares (made without gelatin), hemp and hemp related products and protein bars, mints, gum and various condiments, as well as its core product offering, Wow it’s not Sugar!, made from 100% Xylitol, a safe all-natural sweetener.  PureSnax products are available online and through select locations and are rolling out through strategic distributor networks across North America.  The Company has limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. Upon execution of the License Agreement as described in Note 5, the Company plans to change its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through September 30, 2015, the Company has incurred accumulated losses totalling $91,424. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2015 and notes thereto contained in our 10-K Annual Report filed on October 14, 2015.

a. Basis of Presentation - The Company’s financial statements are prepared using the accrual method of accounting. The Company elected a June 30, year-end.

b. Use of Estimates and Assumptions - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to income taxes. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of September 30, 2015 and June 30, 2015.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d. Financial Instruments - The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities and related party payables. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities, and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

e. Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.  As September 30, 2015, the Company has preferred shares outstanding convertible into 120:1 common stock shares.

f.  Foreign Currency Translation - The Company’s initial operations will be in the United States however global expansion is anticipated which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated into their U.S. dollar equivalents at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

g. Income Taxes - The Company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

h. Recently Issued Accounting Pronouncements - Jumpstart Our Business Startups Act (“JOBS Act”) Transition Accounting: pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”. This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until such time as those standards apply to private companies. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 20540), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 20530, Presentation of Financial Statements— Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure. Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements and has adopted as of September 30, 2015.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

At September 30, 2015, Mr. Patrick Gosselin loaned the Company $4,280 and two other related parties loaned the Company a total of $7,238 in order to fund working capital expenses.  The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $11,518 as of September 30, 2015.

On August 6, 2015, the Company entered into a Trademark License Agreement (the “License Agreement”) with Pure Snax Company, Inc. (the “Licensor,” or “PSC”), a Canadian incorporated company. The Company’s sole officer and director, Patrick Gosselin, is a shareholder and director of PSC (the “PSC Shareholder”) and holds a 10% equity interest (minority interest). Pursuant to the License Agreement, the Company acquired the exclusive worldwide rights, for a period of 10 years, to various trademarks (as more completely discussed below), which the Company intends to utilize for the manufacture, distribution, sales and marketing of various products within the health foods and snacks industry. As consideration for the exclusive license granted under the License Agreement, the Company shall pay a royalty fee to PSC of ten percent (10%) of all net sales of licensed products.  Payment can also be issued in the form of common stock shares with a 20% discount.

The trademark “Wow it’s not sugar!” has been approved in Canada and submitted in the United States.  Final approval in the United States is pending issuance of the trademark in Canada as of September 30, 2015.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 500,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

On June 1, 2015, the board of directors approved a forward split of the issued and outstanding common shares on the basis of 40 new common shares for each 1 existing common share. Upon effectiveness of the forward split, the issued and outstanding shares of common stock increased from 10,000,000 to 400,000,000. All share and per share amounts have been retroactively adjusted to reflect the forward stock split.  On June 11, 2015, the Company’s Articles of Incorporation were amended reflect these changes.

On September 21, 2015, Patrick Gosselin executed an agreement whereby an aggregate of 300,000,000 common stock shares beneficially owned by would be cancelled in exchange for the issuance of 1,000,000 shares of Series A Convertible Preferred stock.

On September 29, 2015 the Company filed an amendment to its certificate of designation whereby its Series A Convertible Preferred Stock was increased to 1,000,000 shares with a par value of $0.001 per share, Senior liquidation preference to all junior shares, Convertible into common shares at a ratio of one Series A Preferred to 120 common shares, Right to vote for each share of common stock into which a convertible share could be converted, No redemption rights, Certain protective provisions, and No pre-emptive rights.

NOTE 5 - SUBSEQUENT EVENTS

On November 1, 2015, the Company entered a three month agreement with LiveCall IR, a corporation which has demonstrated capabilities in providing investor relations services to publicly traded companies.  The Company paid LiveCall IR a fee of $7,500 on November 1, 2015.  The agreement shall automatically extend for a period of one month at a fixed rate of $2,500 per month and each successive one month period thereafter unless terminated by either party upon thirty days written notice to the other party.

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

Overview – PureSnax International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, at which time it acquired the business plan and client/customer list from our founder, Ms. Anna C. Jones. As of May 20, 2015, we had one employee Mr. Patrick Gosselin, our President, Chief Executive Officer and Chief Financial Officer of the Company. Mr. Gosselin does not currently have a written employment agreement with the Company. On April 30, 2015 the Company experienced a change in control through the sale of the common stock of our majority shareholder to another party. Along with the change in control, Mr. Cenia resigned from each of his positions with the Company and appointed Mr. Gosselin to these roles.

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

As of September 30, 2015, we had limited assets which consisted of cash and cash equivalents of $187, prepaid expense of none and inventory of none. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek all natural ingredient products in their quest to stall the aging of skin. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

Business - By exploiting the trademarks acquired through the License Agreement (the “Exclusive License”) signed August 6th, 2015, we intend to manufacture, distribute, sell and market various products within the health foods and snacks industry.  We expect sales to begin during the 1st quarter of 2016.

PureSnax International, Inc., is a wellness brand focused on bringing healthy snacks and foods to consumers. PSI offers a wide assortment of sugar free, peanut free, Kosher, low fat, low sodium and Non GMO certified products. Public awareness of these products has been created through sponsorships of programs such as the Canadian Diabetes Association (CDA) and the Juvenile Diabetes Research Foundation (JDRF). With the tough new nutritional standards being rolled out through schools in the United States, we are poised to capitalize on these regulations by offering good for you, functional foods and snacks that meet these new regulatory standards.  PSI currently has product placement in venues such as Toronto’s SickKids hospital, catering to children with strict dietary restrictions, which can be replicated in similar venues throughout North America. These are markets where traditional large snack and food companies have difficulty in quickly penetrating due to scalability restrictions. Thus, this allows PureSnax International to capture and establish lasting market share and grow from a boutique to a large company.  Product categories include Popcorn, candied popcorn, marshmallow squares (made without Gelatin), hemp and hemp related products, protein bars, mints, gum and various condiments as well as offering Wow it’s Not Sugar! Xylitol, an all-natural sweetener.

Through the Licensing Agreement we will distribute delicious tasting, very healthy snack foods meeting the highest of standards and compliance for the US consumers with plans to evolve into an international audience. With a socially responsible mandate supported by education and driven by integrity and sincerity, PSI will provide people with healthier snack and food choices by utilizing wholesome, natural, high quality ingredients that promote healthier lifestyles.  We have chosen to specialize in the development, sourcing, branding and distribution of high quality, healthy food and snack products.  It is our vision to brand PureSnax International as one of the trusted names in the healthy food and snack industry.

With major illnesses such as diabetes, obesity, cancer, and heart disease on the rise, people are looking for ways to minimize the risks in developing these diseases.  People are starting to read and understand labels looking for healthier choices.  We believe that the demand for healthier products is driving a fundamental change in the food and snack markets. This demand will provide enormous opportunities for PureSnax International to position itself in the healthy food and snack industry.

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

Intellectual Property - The trademark “Wow it’s not sugar!” has been approved in Canada and submitted in the United States.  Final approval in the United States is pending issuance of the trademark in Canada.  Additionally, the company intends to file and prosecute additional trademark applications as may be deemed necessary for the expansion of our business. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks to be valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

Government Regulation and Industry Standards – Our business operations are subject to several international and domestic laws including labor and employment laws, laws governing advertising and promotions, privacy laws, safety regulations, import/export restrictions, consumer protection regulations that govern product standards and labeling, and several other regulations. We believe that we are currently in material compliance with all such applicable laws.

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

Employees – As of September 30, 2015, we did not have any full-time or part-time employees.  Our sole director and officer works as a part-time consultant and devotes approximately 20 hours per week to our business.  We also retain consultants for the design and construction of our planned website.  In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website.  If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.  The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions.  We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

Property - We have maintained executive offices at 1000 Woodbridge Center Drive, Suite 213, Woodbridge, NJ 07095. There are no expenses currently associated with this space. We believe that our office space is adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.  We do not own any real property.

Litigation - We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Critical Accounting Policies – The discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of September 30th, Mr. Patrick Gosselin loaned the Company $4,280 and two other related parties loaned the Company a total of $7,238 in order to fund working capital expenses.  The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $11,518 as of September 30, 2015.

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

Off-Balance Sheet Arrangements – We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through September 30, 2015 involved business development efforts, planning, acquiring of, and developing product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products. Upon execution of the License Agreement as described in Note 5, the Company plans to change its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

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

Three month period ended September 30, 2015 compared to the three month period ended September 30, 2014:

The Company generated no revenues for the three month period ended September 30, 2015 and 2014. Cost of goods sold for the three month period ended September 30, 2015 and 2014 was none.  Gross margin on sales of product was none for the three months ended September 30, 2015 and 2014. The Company, through the continued assistance of the former founder, Ms. Jones fulfilled order placement, which consisted of manufacturing, packaging and quality control, as well as distribution of hundreds of sample products to customers and users in advancement of its business goals.

Consulting and other expense for the three month period ended September 30, 2015 was $21,781 compared to $10,656 for the three month period ended September 30, 2014. For the three month period ended September 30, 2015, this consisted primarily of consulting expenses of $1,500, audit and accounting expenses of $9,200, legal expenses of $7,500 and other costs associated with being a publicly reporting company of $3,581, compared to the three month period ended September 30, 2014 where we incurred $10,656, which comprised of consulting expenses of $4,750, audit and accounting expenses of $4,000, and other costs associated with being a publicly reporting company of $1,906.

For the three months ended September 30, 2015, and for the three months ended September 30, 2014 we recognized interest expense of $0 and $296, respectively.

For the three months ended September 30, 2015, and for the three months ended September 30, 2014 we experienced a loss from operations after taxes of $26,794 and $11,752, respectively. Net loss per share for the three months ended September 30, 2015 and 2014 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since executing the license agreement, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, as well as initiating marketing and sales relationships.

Cash Flows

Operating Activities

Net cash used in operating activities for the fiscal year ended September 30, 2015 was $9,531 compared to net cash used in operating activities of $12,050 for the fiscal year ended September 30, 2014.

Investing Activities

Net cash used in investing activities for the fiscal years ended September 30, 2015 and 2014 was $0.

Financing Activities

Net cash provided by financing activities for the fiscal year ended September 30, 2015 was $9,718. Cash provided by financing activities for the fiscal year ended September 30, 2014 was $12,050.

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

On September 30, 2015, we owe $25,406 in connection with legal fees, professional services, website development, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of September 30, 2015, we owe a total of $11,518 to related parties for general business expenses, professional fees and other costs related to being a public company.  There are no other significant liabilities recorded at September 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Gosselin, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s former Principal Executive Officer and former Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including both our former and current Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending September 30, 2015

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

PureSnax International, Inc. includes by reference the following exhibits:

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

Dated: November 12, 2015

PURESNAX INTERNATIONAL, INC.

               (the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer