Form 10-Q/A
period 2015-09-30
PURESNAX INTERNATIONAL, INC.
filed 2015-11-24
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Pure Snax, Inc.’s quarterly report on Form 10–Q for the period ended September 30, 2015, filed with the Securities and Exchange Commission on November 23, 2015 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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

Dated: November 25, 2015

PURESNAX INTERNATIONAL, INC.

               (the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer

3