Form 10-Q
period 2015-12-31
PURESNAX INTERNATIONAL, INC.
filed 2016-02-16
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2015

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

The number of shares of the registrant’s common stock outstanding as of December 31, 2015 was 100,000,000 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$92	$-

TOTAL ASSETS	$92	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$41,061	$8,143
Loans – related party	16,804	1,800
TOTAL LIABILITIES	57,865	9,943

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares and none issued and outstanding at December 31, 2015 and June 30, 2015, respectively	1,000	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,000,000 and 400,000,000 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	100,000	400,000
Additional paid in capital	(46,312)	(345,313)
Accumulated deficit	(112,461)	(64,630)
TOTAL STOCKHOLDERS’ DEFICIT	(57,773)	(9,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$92	$-

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

	For the six months ended December 31, 2015	For the six months ended December 31, 2014

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	42,738	16,256
Website and hosting	5079	-
Auto and truck expenses	13	-
Total expenses	47,830	16,256

Other Income/(Expense):
Interest expense	-	(596)
Total other income/(expense)	-	(596)

Loss before income tax	(47,830)	(16,852)
Provision for income tax	-	800
Net loss	$(47,830)	$(17,652)

Basic and diluted income/(loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	235,326,087	40,000,000

	For the three months ended December 31, 2015	For the three months ended December 31, 2014

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	20,957	5,600
Website and hosting	79	-
Total expenses	21,036	5,600

Other Income/(Expense):
Interest expense	-	(300)
Total other income/(expense)	-	(300)

Loss before income tax	(21,036)	(5,900)
Provision for income tax	-	-
Net loss	$(21,036)	$(5,900)

Basic and diluted income/(loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	100,000,000	40,000,000

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

	For the six months ended December 31, 2015	For the six months ended December 31, 2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net income/(loss)	$(47,830)	$(17,652)
Amortization	-	-
Adjustments to reconcile net loss to cash (used in) operating activities:
(Increase)/decrease in prepaid expense	-	(447)
Increase/(decrease) in accrued expenses and accounts payable	32,918	299
Net cash used in operating activities	(14,912)	(17,800)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan – related parties	15,004	17,800
Net cash provided by financing activities	15,004	17,800

CHANGE IN CASH	92	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$92	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$800
Non-cash investing and financing activities:
Cancellation of Common Stock (300M)	$(300,000)	$-
Issuance of Preferred Stock (1M)	$1,000	$-

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

December 31, 2015 (unaudited)

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

PureSnax International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. PureSnax International is a wellness brand focused on bringing healthy snacks and foods to consumers.  PureSnax offers a wide assortment of sugar free, peanut free, kosher, low fat, gelatin free, low sodium, and Non-GMO Certified products.  What’s more, these products are not junk snacks or simply foods, but are functional foods and snacks, meaning they deliver health benefits supported by substantiated claims.  Public awareness of these products has been created Across North America through various sponsorship programs such as the Canadian Diabetes Association (CDA), Juvenile Diabetes Research Foundation (JDRF), and the Celiac Society (Gluten Free). PureSnax product categories include popcorn, candy coated popcorn, marshmallow squares (made without gelatin), hemp and hemp related products and protein bars, mints, gum and various condiments, as well as its core product offering, Wow it’s not Sugar!, made from 100% Xylitol, a safe all-natural sweetener.  PureSnax products are available online and through select locations and are rolling out through strategic distributor networks across North America.  The Company has limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. Upon execution of the License Agreement as described in Note 3, the Company plans to change its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through December 31, 2015, the Company has incurred accumulated losses totalling $112,461. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of December 31, 2015 and June 30, 2015.

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

Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.  As December 31, 2015, the Company has preferred shares outstanding convertible into 120:1 common stock shares.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 20540), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 20530, Presentation of Financial Statements— Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure. Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements and has adopted as of December 31, 2015.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of December 31, 2015, Mr. Patrick Gosselin loaned the Company $7,876, Gosselin Consulting Group, Inc. loaned the Company $1,690, and two other related parties loaned the Company a total of $7,238 in order to fund working capital expenses.  The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $16,804 as of December 31, 2015.

On August 6, 2015, the Company entered into a Trademark License Agreement (the “License Agreement”) with PureSnax Company, Inc. (the “Licensor,” or “PSC”), a Canadian incorporated company. The Company’s sole officer and director, Patrick Gosselin, is a shareholder and director of PSC (the “PSC Shareholder”) and holds a 10% equity interest (minority interest). Pursuant to the License Agreement, the Company acquired the exclusive worldwide rights, for a period of 10 years, to various trademarks (as more completely discussed below), which the Company intends to utilize for the manufacture, distribution, sales and marketing of various products within the health foods and snacks industry. As consideration for the exclusive license granted under the License Agreement, the Company shall pay a royalty fee to PSC of ten percent (10%) of all net sales of licensed products.  Payment can also be issued in the form of common stock shares with a 20% discount.

The trademark “Wow it’s not sugar!” has been approved in Canada and submitted in the United States.  Final approval in the United States is pending final issuance of the trademark in Canada as of December 31, 2015.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 500,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 shares of preferred stock with a par value of $0.001 per share.

On June 1, 2015, the board of directors approved a forward split of the issued and outstanding common shares on the basis of 40 new common shares for each 1 existing common share. Upon effectiveness of the forward split, the issued and outstanding shares of common stock increased from 10,000,000 to 400,000,000. All share and per share amounts have been retroactively adjusted to reflect the forward stock split.  On June 11, 2015, the Company’s Articles of Incorporation were amended to reflect these changes.

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

NOTE 5 – INVESTOR RELATIONS

On November 1, 2015, the Company entered into a three month agreement with LiveCall IR, a corporation which has demonstrated capabilities in providing investor relations services to publicly traded companies.  By mutual agreement, since minimal service has been performed, the Company and LiveCall IR agreed to defer payment of the initial three month engagement fee and subsequent one month terms until the company has the ability to issue payment.  The agreement shall automatically extend for a period of one month at a fixed rate of $2,500 per month and each successive one month period thereafter unless terminated by either party upon thirty days written notice to the other party.

NOTE 6 – SUBSEQUENT EVENTS

On January 20, 2016, the Company entered into an agreement with Almorli Advisors (AA) to receive financing and advisory services. The financing will primarily be focused on four groups:  private equity firms, hedge funds, venture capital firms investing in public companies and substantial pools of capital.  It is expected that such investment shall be in the form of common stock with and without warrants and/or convertible securities/debentures.  At closing of financing, AA will receive, by wire transfer, a cash fee of 10% of the total capital provided and to be provided (fees shall be paid to AA when such capital is received by the Company) to the Company by investor introduced to the Company by AA.  AA will also receive restricted shares of the Company equal to 5% of the total capital provided to the Company by investors introduced to the Company by AA divided by the closing price of the Company’s stock on the date of the closing of the financing.  AA will also be provided with all opinions and documentation necessary or requested of the Company by AA to remove such restrictions on shares/warrants issued to AA as may be applicable.  The Company also agrees to approve and pay, up to a maximum of $250 for the opinion of sale under Rule 144 for AA.

On February 4, 2016, the Company signed a Term Sheet with EMA Financial, LLC to issue a $30,000 convertible note.  The maturity date of the note will be 1 year after Note execution date.  The Note carries a coupon of 10%.  The conversion price is 50% of the lowest trade price of the Common Stock during the 20 Trading Days immediately preceding conversion.  The Note may be prepaid at 135% of outstanding principal and interest during the 1-90 days; 150% of outstanding principal and interest during the first 91-180 days; no prepayment permitted thereafter.  Upon closing, the Company will be obligated to pay EMA Financial Fees in the amount of $3,500 to conduct due diligence and prepare documentation for the proposed transaction.  Company and Transfer Agent at all times cause to be reserved five (5) times the then current number of conversion shares.  Final execution documents are to be completed.

On February 4, 2016, the Company signed a Term Sheet with Typenex Co-Investment, LLC to issue $165,000 (“Maturity Amount”) 9.1% OID, convertible note.  The Note shall bear interest at the rate of 10%.  The Note shall be due 16 months after its issue date.  On the Initial Funding Date, the Investor will deliver cash in the amount of $50,000 and 2 $50,000 8% notes (“Investor Notes”) issued by Investor (for a total commitment of $150,000) the Investor Notes will be due 16 months from the Initial Funding Date.  The Investor Notes may be prepaid at any time upon mutual consent.  The conversion price will be fixed at $0.50 per share and will be subject to reduction of PSNX issues shares below the conversion price.  PSNX will make automatic instalment payments beginning 180 days from Closing and continuing in equal instalments for the next 9 months or until the balance is paid in full.  The Market Price of the common stock shall be 70% of the average lowest 3 closing bid prices for the 20 consecutive trading days prior to the date on which the Market Price is measured.  70% shall be replaced with 60% of the lowest closing bid price is less than $0.15.  In no event may the Investor own more than 9.99% of the outstanding voting securities of PSNX.  The Investor shall receive a warrant to purchase shares of PSNX, exercisable for a period of 5 years from Closing.  The number of warrant shares will be calculated based on 50% of the Maturity Amount.  The Exercise Price of the Warrant will be $0.50 and will allow for cashless exercise.  Each party will be responsible for its own expenses incurred in the negotiation and consummation of the transactions contemplated hereby, provided however, that PSNX will pay the Investor $5,000 for legal, administrative and due diligence expenses.  The $5,000 will be added to the balance of the Note at Closing.  Final execution documents are to be completed.

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

The Company issued 200,000,000 shares (originally 5,000,000 shares) of its common stock to our founder at inception in exchange for organizational expenses incurred upon incorporation. Following our formation, we issued an additional 100,000,000 shares (originally 2,500,000 shares) of our common stock to our founder, in exchange for product formulas and sample products.

On August 1, 2012 the Company completed an offering pursuant to an effective registration statement filed on Form S-1. The Company issued 100,000,000 shares (originally 2,500,000 shares) of its common stock to 17 investors. The investors paid $0.01 per share for a combined original investment of $25,000.

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

As of December 31, 2015, we had limited assets which consisted of cash and cash equivalents of $92, prepaid expense of none and inventory of none. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthier and functional snacks and food products. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

We are currently not aware of any new legislation or regulation that may or may not apply to current and future products within the brand portfolio.  However, in a constantly evolving global business environment we will rely on its management teams experience and advice from legal counsel.

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

Employees – As of December 31, 2015, we did not have any full-time or part-time employees.  Our sole director and officer works as a part-time consultant and devotes approximately 20 hours per week to our business.  We also retain consultants for the design and construction of our planned website.  In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website.  If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.  The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions.  We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

Property - We have maintained executive offices at 1000 Woodbridge Center Drive, Suite 213, Woodbridge, NJ 07095. There are no expenses currently associated with this space as it is a related party’s current business address. We believe that our office space is adequate for our current needs, but growth potential may require a facility due to anticipated addition of personnel. We do not have any policies regarding investments in real estate, securities or other forms of property.  We do not own any real property.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the healthy snacks and food markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of December 31, 2015, Mr. Patrick Gosselin loaned the Company $7,876, Gosselin Consulting Group, Inc. loaned the Company $1,690 and two other related parties loaned the Company a total of $7,238 in order to fund working capital expenses.  The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $16,804 as of December 31, 2015.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through December 31, 2015 involved business development efforts, planning, acquiring of, and developing product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products. Upon execution of the License Agreement as described in Note 3, the Company plans to change its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

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

Six month period ended December 31, 2015 compared to the six month period ended December 31, 2014:

The Company generated no revenues for the six month period ended December 31, 2015 and 2014. Cost of goods sold for the six month period ended December 31, 2015 and 2014 was none.  Gross margin on sales of product was none for the six months ended December 31, 2015 and 2014.

Consulting and other expense for the six month period ended December 31, 2015 was $42,738 compared to $16,256 for the six month period ended December 31, 2014. For the six month period ended December 31, 2015, this consisted primarily of consulting expenses of $1,500, audit and accounting expenses of $16,450, legal expenses of $7,500, costs associated with being a publicly reporting company of $14,578 and other business and office expenses of $2,710, compared to the six month period ended December 31, 2014 where we incurred $16,256, which comprised of consulting expenses of $7,250, audit and accounting expenses of $6,000, costs associated with being a publicly reporting company of $2,839 and other business and office expenses of $167.

For the six months ended December 31, 2015, and for the six months ended December 31, 2014 we recognized interest expense of $0 and $596, respectively.

For the six months ended December 31, 2015, and for the six months ended December 31, 2014 we experienced a net loss of $47,830 and $17,652, respectively. Net loss per share for the six months ended December 31, 2015 and 2014 was $(0.00) and $(0.00), respectively.

Three month period ended December 31, 2015 compared to the three month period ended December 31, 2014:

The Company generated no revenues for the three month period ended December 31, 2015 and 2014. Cost of goods sold for the three month period ended December 31, 2015 and 2014 was none.  Gross margin on sales of product was none for the three months ended December 31, 2015 and 2014.

Consulting and other expense for the three month period ended December 31, 2015 was $20,957 compared to $5,600 for the three month period ended December 31, 2014. For the three month period ended December 31, 2015, this consisted primarily of audit and accounting expenses of $7,250, insurance expenses of $1,354.25, costs associated with being a publicly reporting company of $10,996.58, compared to the three month period ended December 31, 2014 where we incurred $5,600, which comprised primarily of consulting expenses of $2,500, audit and accounting expenses of $2,000, costs associated with being a publicly reporting company of $1,072 and other business and office expenses of $167.

For the three months ended December 31, 2015, and for the three months ended December 31, 2014 we recognized interest expense of $0 and $300, respectively.

For the three months ended December 31, 2015, and for the three months ended December 31, 2014 we experienced a net loss $21,036 and $5,900, respectively. Net loss per share for the three months ended December 31, 2015 and 2014 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since executing the license agreement, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, as well as initiating marketing and sales relationships.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2015 was $14,912 compared to net cash used in operating activities of $17,800 for the six months ended December 31, 2014. This was due to limited staff and minimal operations being performed.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2015 and 2014 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2015 was $15,004. Cash provided by financing activities for the six months ended December 31, 2014 was $17,800. This was due to the minimal operations as well as accounts payable being deferred which required less borrowing from related parties.

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

On December 31, 2015, we owe $41,061 in connection with legal fees, professional services, website development, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of December 31, 2015, we owe a total of $16,804 to related parties for general business expenses, professional fees and other costs related to being a public company.  There are no other significant liabilities recorded at December 31, 2015.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending December 31, 2015

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

Dated: February 16, 2016

PURESNAX INTERNATIONAL, INC.

                 (the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer