Form 10-Q
period 2016-03-31
PURESNAX INTERNATIONAL, INC.
filed 2016-05-18
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2016

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

Commission file number 333-176376

PURESNAX INTERNATIONAL, INC.
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

Large accelerated filer	..	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares of the registrant’s common stock outstanding as of May 16, 2016 was 100,000,000 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.

Interim Financial Statements (unaudited)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	March 31, 2016 (unaudited)	June 30, 2015 (audited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$441	$-
Inventory	7,924	-
Total Current Assets	8,365	-

TOTAL ASSETS	$8,365	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$47,387	$8,143
Loans – related party	15,723	1,800
Convertible notes payable, net	9,901	-
Derivative liability	100,950	-
TOTAL LIABILITIES	173,961	9,943.00

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares and none issued and outstanding at March 31, 2016 and June 30, 2015, respectively	1,000	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,000,000 and 400,000,000 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	100,000	400,000
Additional paid in capital	(30,076)	(345,313)
Accumulated deficit	(236,520)	(64,630)
TOTAL STOCKHOLDERS’ DEFICIT	(165,596)	(9,943)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,365	$-

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the nine months ended March 31, 2016	For the nine months ended March 31, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	115,352	22,295
Website and hosting	5,079	-
Auto and truck expenses	13	-
Total expenses	120,444	22,295

Other Income/(Expense):
Interest expense	(7,997)	894
Derivative expense	(44,514)	-
Change in derivative liability	1,065	-
Total other income/(expense)	(51,446)	894

Net loss before income tax	(171,890)	(23,189)
Provision for income tax	-	800
Net loss	$(171,890)	$(23,989)

Basic and diluted income/(loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	190,545,455	400,000,000

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	72,614	6,039
Total expenses	72,614	6,039

Other Income/(Expense):
Interest expense	7,997	298
Derivative expense	44,514	-
Change in derivative liability	(1,065)	-
Total other income/(expense)	51,446	298

Loss before income tax	(124,060)	(6,337)
Provision for income tax	-	-
Net loss	$(124,060)	$(6,337)

Basic and diluted income/(loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	100,000,000	400,000,000

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the nine months ended March 31, 2016	For the nine months ended March 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(171,890)	$(23,989)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	7,138	-
Derivative expense	44,515	-
Change in derivative liability	(1,065)	-
Changes in assets and liabilities:
(Increase)/decrease in inventory	(7,924)	-
Increase/(decrease) in accrued expenses and accounts payable	39,244	439
Net cash used in operating activities	(89,982)	(23,550)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan – related parties	13,923	23,550
Proceeds from convertible notes payable – unrelated parties	76,500	-
Net cash provided by financing activities	90,423	23,550

CHANGE IN CASH	441	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$441	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$800
Non-cash investing and financing activities:
Cancellation of Common Stock (300M)	$(300,000)	$-
Issuance of Preferred Stock (1M)	$1,000	$-

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2016 (unaudited)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through March 31, 2016, the Company has incurred accumulated losses totalling $201,630. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company had no cash equivalents as of March 31, 2016 and June 30, 2015.

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

e. Earnings (Loss) per Share - Basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the period.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.  As March 31, 2016, the Company has preferred shares outstanding convertible into 120:1 common stock shares.

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

g. Income Taxes - The Company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 20540), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 20530, Presentation of Financial Statements— Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met the conditions which would subject these financial statements for additional disclosure. Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company's management believes that these recent pronouncements will not have a material effect on the Company's financial statements and has adopted as of March 31, 2016.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2016, Mr. Patrick Gosselin loaned the Company $11,105, Gosselin Consulting Group, Inc. loaned the Company $4,380 and Kenneth Yonika loaned the Company a total of $238 in order to fund working capital expenses.  The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $15,723 as of March 31, 2016.

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

The trademark “Wow it’s not sugar!” has been approved in Canada and submitted in the United States.  Final approval in the United States is pending issuance of the trademark in Canada as of March 31, 2016.

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

NOTE 5 – INVESTOR RELATIONS

On February 24, 2016, the Company and LiveCall agreed to reset the start date of the agreement to March 1, 2016.  As a result, the Company entered into a three month agreement with LiveCall IR, a corporation which has demonstrated capabilities in providing investor relations services to publicly traded companies.  The Company is to pay LiveCall IR a fee of $7,500 for the three month period from March 1 to May 31, 2016.  The agreement shall automatically extend for a period of one month at a fixed rate of $2,500 per month and each successive one month period thereafter unless terminated by either party upon thirty days written notice to the other party.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2016, convertible notes payable consisted of the following:

On February 5, 2016, the Company issued to EMA Financial, LLC, a convertible promissory note in the principal amount of $30,000, in connection with a Securities Purchase Agreement entered into by the parties on February 5, 2016. The note accrues interest at a rate of 10% per annum, with a maturity date of February 6, 2017. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 50% of the lowest trading price of the common stock during the 20 trading days prior to issuing a notice of conversion to the Company. The note carries an OID of $ 3,500.

On February 24, 2016, the Company issued to Typenex Co-Investment, LLC, a convertible promissory note in the principal amount of $32,500, in connection with a Securities Purchase Agreement entered into by the parties on February 24, 2016. The note accrues interest at a rate of 10% per annum, with a maturity date of March 23, 2017. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at $.50 per share. The note carries an OID of $7,500.  In connection with the issuance of the Promissory Note, the Company also issued 59,963 common stock purchase warrants, with a term of three years, at an exercise price of $.27 per share.

On March 1, 2016, the Company issued to Pinz Capital International, LP, a convertible promissory note in the principal amount of $30,556, in connection with a Securities Purchase Agreement entered into by the parties on March 1, 2016. The note accrues interest at a rate of 10% per annum, with a maturity date of March 1, 2017. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the 20 trading days prior to issuing a notice of conversion to the Company. The note carries an OID of $5,556.

NOTE 7 – SUBSEQUENT EVENTS

In April 2016, the Company executed a subscription agreement with Nick Mastoris for the purchase of 44,118 restricted shares of Common Stock for a purchase price of $15,000.

In April 2016, the Company executed a subscription agreement with Gary Kamen for the purchase of 73,530 restricted shares of Common Stock for a purchase price of $25,000.

In April 2016, the Company executed a subscription agreement with Principe Asset Partners LLC for the purchase of 44,118 restricted shares of Common Stock for a purchase price of $15,000.

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

As of March 31, 2016, we had limited assets which consisted of cash and cash equivalents of $441, and inventory of $7,924. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

Employees – As of March 31, 2016, we did not have any full-time or part-time employees.  Our sole director and officer works as a part-time consultant and devotes approximately 20 hours per week to our business.  We also retain consultants for the design and construction of our planned website.  In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website.  If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.  The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions.  We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the cosmeceutical and skin care markets. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of March 31, 2016, Mr. Patrick Gosselin loaned the Company $11,105, Gosselin Consulting Group, Inc. loaned the Company $4,380 and Kenneth Yonika loaned the Company a total of $238 in order to fund working capital expenses.  The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $15,723 as of March 31, 2016.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011 and acquired our product formulas and samples on June 27, 2011. All of our activity through March 31, 2016 involved business development efforts, planning, acquiring of, and developing product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products. Upon execution of the License Agreement as described in Note 5, the Company plans to change its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

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

Nine month period ended March 31, 2016 compared to the nine month period ended March 31, 2015:

The Company generated no revenues for the nine month period ended March 31, 2016 and 2015. Cost of goods sold for the nine month period ended March 31, 2016 and 2015 was none.  Gross margin on sales of product was none for the nine months ended March 31, 2016 and 2015.

Consulting and other expense for the nine month period ended March 31, 2016 was $115,352 compared to $22,295 for the nine month period ended March 31, 2015. For the nine month period ended March 31, 2016, this consisted primarily of consulting expenses of $1,500, audit and accounting expenses of $39,450, legal expenses of $7,864, costs associated with being a publicly reporting company of $24,976, commission and license fee of $34,005 and other business and office expenses of $7,557, compared to the nine month period ended March 31, 2015 where we incurred $22,295, which comprised of consulting expenses of $7,250, audit and accounting expenses of $10,900, costs associated with being a publicly reporting company of $3,853 and other business and office expenses of $292.

For the nine months ended March 31, 2016, and for the nine months ended March 31, 2015 we recognized interest expense of $7,996 and $894, respectively.

For the nine months ended March 31, 2016, and for the nine months ended March 31, 2015 we experienced a loss from operations after taxes of $171,890 and $23,989, respectively. Net loss per share for the nine months ended March 31, 2016 and 2015 was $(0.00) and $(0.00), respectively.

Three month period ended March 31, 2016 compared to the three month period ended March 31, 2015:

The Company generated no revenues for the three month period ended March 31, 2016 and 2015. Cost of goods sold for the three month period ended March 31, 2016 and 2015 was none.  Gross margin on sales of product was none for the three months ended March 31, 2016 and 2015.

Consulting and other expense for the three month period ended March 31, 2016 was $72,614 compared to $6,039 for the three month period ended March 31, 2015. For the three month period ended March 31, 2016, this consisted primarily of audit and accounting expenses of $23,000, legal expenses of $364, costs associated with being a publicly reporting company of $10,398, commission and license fee of $34,004 and other business and office expenses of $4,847, compared to the three month period ended March 31, 2015 where we incurred $6,039, which comprised of audit and accounting expenses of $4,900, costs associated with being a publicly reporting company of $1,014 and other business and office expenses of $125.

For the three months ended March 31, 2016, and for the three months ended March 31, 2015 we recognized interest expense of $0 and $298, respectively.

For the three months ended March 31, 2016, and for the three months ended March 31, 2015 we experienced a loss from operations after taxes of $124,060 and $6,337, respectively. Net loss per share for the three months ended March 31, 2016 and 2015 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since executing the license agreement, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, as well as initiating marketing and sales relationships.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2016 was $89,982 compared to net cash used in operating activities of $23,550 for the nine months ended March 31, 2015.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2016 and 2015 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2016 was $90,423. Cash provided by financing activities for the nine months ended March 31, 2015 was $23,550.

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

As of March 31, 2016, we owe a total of $15,723 to related parties and $47,387 to unrelated parties for general business expenses, professional fees and other costs related to being a public company. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. There are no other significant liabilities recorded at March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer, Mr. Gosselin, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our current Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending March 31, 2016

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

Dated: May 16, 2016

PURESNAX INTERNATIONAL, INC.

(the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer