Form 10-K
period 2016-06-30
PURESNAX INTERNATIONAL, INC.
filed 2016-10-13
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	June 30, 2016
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-183870

PureSnax International, Inc
(Exact name of registrant as specified in its charter)

Nevada	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Woodbridge Center Drive Suite 213 Woodbridge, NJ	07095
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(519) 573-1601

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes No x
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes x No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes x No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes No x

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	x
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No x

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016 was $0 based on a $0 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:
393,631,990 common shares as of October 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Page
Part I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Mine Safety Disclosures
Part II
Item 5	Market for the Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
Item 10	Directors and Executive Officers and Corporate Governance.
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Part IV

Item 15	Exhibits, Financial Statement Schedules

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

As used in this annual report, the terms “we”, “us”, “our” and “our company”, mean PureSnax International, Inc.

Our Current Business

By exploiting the trademarks acquired through the License Agreement (the “Exclusive License”) we intend to manufacture, distribute, sell and market various products within the health foods and snacks industry.

PureSnax International is a wellness brand focused on bringing healthy snacks and foods to consumers. PSI offers a wide assortment of sugar free, peanut free, Kosher, low fat, low sodium and Non GMO certified products.  With the tough new nutritional standards being rolled out through schools in the United States, we are poised to capitalize on these regulations by offering good for you, functional foods and snacks that meet these new regulatory standards.   Product categories include Popcorn, candied popcorn, marshmallow squares (made without Gelatin), protein bars, mints, gum and various condiments as well as offering Wow it’s Not Sugar! Xylitol, an all-natural sweetener.

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

We intend to become pioneers in a dynamic and growing segment of the industry where future demand will be and it means addressing the new public awareness of healthier food and snack products. The snack products developed must not only meet healthy product guidelines but also taste good. This is a very unique niche and one that hasn’t been completely tapped into for its greatest potential. PPM150 Nutritional Guidelines that came into effect in Ontario, Canada, was one of the first nutritional standards to be implemented for vending and school products.  Similar guidelines in many other provinces and states across Canada and the United States have since been implemented.  They call for vending and school products that are low in fat (80% with 3 grams of fat and under or 20% with 5 grams of fat and under) as well as low in sodium and sugar, which is not the primary ingredient. Candy, Chocolate, Soda, junk food such as potato chips and confectionary have been banned. Our recipe for Marshmallow Squares are sugar-free, Gluten-free, contains very little salt, Gelatin Free, kosher, nut free and taste great! Speaking to the need for education, many consumers are not aware that Gelatin is derived from animal bones and parts yet have been eating Gelatin through Jell-O and Marshmallows for years. Knowing that there are healthy products required for this channel and that the trend will be towards healthier products, we have developed and are constantly continuing to work on other recipes for healthier products that meet the highest standards of quality.

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

Wow Rice Delites

Rice Delites are a delicious healthy snack, which is also considered to be a functional food due to the ingredients that are contained in Rice Delites. Take them to school, take them to work, take them anywhere you would like a nutritious and healthy snack. Available in original vanilla and strawberry flavours.

Wow Naturally Flavoured Coated Popcorn

Almost everyone loves popcorn! Popcorn on its’ own is healthy. According to the Mayo Clinic just 3 cups of Popcorn will provide you with 3.5 grams of fiber. The toppings on Popcorn are what make it unhealthy.

People were first introduced to Junk Food over 100 years ago with the introduction of a leading brand taking the first credit which combined molasses and peanuts with Popcorn.  By carefully preserving taste and the “candied shell coating” around the popcorn, the crunch and taste of our delicious flavours will have you longing for another bite of this nutritious and functional food snack. Available in Cherry (Chomping Cherry) and Blueberry (Blueberry Burst).

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

PureSnax International has traditionally leveraged its relationships in the industry to develop in store promotional displays strategically located in retail stores to raise awareness about the availability of our products as well as perform on-site demos to educate the public on the benefits of eating healthier snack options.

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

A delegation of our group went overseas to explore this market for our products. We visited; England, Scotland, Northern Ireland, Republic of Ireland and Spain and found overwhelming support for our products and specifically WOW! Rice Delites. This represented even an expanded opportunity based on the Current Exchange rates between the U.S. Dollar against the Sterling Pound and the Euro. There is a greater opportunity to achieve larger profits.  Another delegation traveled to South Korea and South America to conduct additional market research.  Once again, support for our products was overwhelming.  PureSnax International, Inc., has recognized that the lowest hanging fruit is mass retail with a “under the radar” approach. Strong new nutritional regulations in U.S. schools, has provided Pure Snax International with a unique opportunity.

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

PureSnax International is able to compete with the bigger snack companies by participating in markets they have difficulty to quickly access. They have a limited number of products that are able to meet the healthy guidelines established in the United States. According to kidsfoodtrends.com, there are some interesting trends that point to the enormous opportunities for marketers of Healthy Snack Foods:

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

Intellectual Property

The trademark “Wow it’s not sugar!” has been approved in Canada and submitted in the United States. Final approval in the United States is pending issuance of the trademark in Canada. Additionally, the company intends to file additional trademark applications as may be deemed necessary for the expansion of our business. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks to be valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

Employees

We currently have no employees.

Competition

The major players in the snack food industry continue to manufacture and develop products that are not remotely healthy and contain sugar or artificial sweeteners as well as being high in fat. We are pioneers in the snack industry and intend to strengthen our position through integrity and creating a high barrier to entry in terms of product design.  PureSnax International will continue to expand and build product lines through different brands and private label agreements as well as continue to develop proprietary products.  We do not have patents on our proprietary technology (our recipes, nor our processes) and we choose to protect this methodology by using trade secrets so that they are not easily discovered.

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

Employees

As of June 30, 2016, we did not have any full-time or part-time employees.  Our two directors and officers work as part-time consultants and devote approximately 20 hours per week to our business.  We also retain consultants for the design and construction of our planned website.  In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website.  If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business.  The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions.  We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since September 23,2015 under the symbol “PSNX”.

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

Holders

As of June 30, 2016, there were 18 holders of record of our common stock. As of such date, 101,235,384 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2016.

Item 6.           Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this annual report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended June 30, 2016 and 2015 (unaudited)

Our net loss for the years ended June 30, 2016 and 2015. are summarized as follows:

		For the Year Ended June 30, 2016	For the Year Ended June 30, 2015

Revenue	$		$-
Cost of goods sold			-
Gross margin		-	-

Expenses:
Consulting and other expenses		146,458	36,077
Marketing expenses		22,163
Website and hosting		5,079	-
Auto and travel expenses		13	-
Total expenses		173,713	36,077

Other Income/(Expense):
Interest expense		(25,574)	(994)
Derivative expense		(13,568)
Change in derivative liability		(29,542)
Gain on relief of debt		-	5,000
Total other income/(expense)		(68,684)	4,006

Net loss before income tax		(242,397)	(32,071)
Provision for income tax		-	800
Net loss		$(242,397)	$(32,871)

Basic and diluted income/(loss) per share		$-	$-

Weighted average common shares outstanding - basic and diluted		150,058,846	400,000,000

Revenue

The Company has not earned any revenue during fiscal years ended June 30, 2016 and 2015.

Expenses

Sample/marketing expense

Sample and marketing related expenses were $22,163 and $0, respectively, for the fiscal years ended June 30, 2016 and June 30, 2015. Sample and marketing expenses are costs incurred in producing sample products and the placement of samples with potential marketing partners, customers, distributors and retail establishments. Sample product is recorded at cost and removed from inventory.

Consulting and other expense

Consulting and other expenses were $151,550 and $36,077, respectively, for the fiscal years ended June 30, 2016 and June 30, 2015. For the year ended June 30, 2016, this consisted primarily of consulting expense of $2,500, audit, legal and accounting, and other costs associated with being a publicly reporting company of $103,943, and other expenses of $45,107, compared to the year ended June 30, 2015 where we incurred $11,150 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $23,060, and other expenses of $1,867. Samples/marketing expense for the year ended June 30, 2016 consisted of raw material cost and packaging to develop sample products of $22,163 compared to the year ended June 30, 2015 where we incurred raw material cost and packaging to develop sample products of $0.

Other income/(expense)

During the fiscal year ended June 30, 2015, we recognized debt forgiveness from lenders upon the change in control of the Company and the sale of our founder’s ownership interest. We recognized $5,000 in gain on relief of debt for the fiscal year ended June 30, 2015 as compared to none for the fiscal year ended June 30, 2016. We believe this to be a one-time event for the Company and do not believe that we will be able to settle debt or obtain relief from debt in this fashion in the future.

During the fiscal year ended June 30, 2016, we recognized interest expense of $25,574, as compared, to $994 for the fiscal year ended June 30, 2015. Interest expense in 2016 is associated with unrelated party convertible notes, while in 2015 it was associated with our pervious Chief Executive Officer and President, Mr. Cenia.

Net Loss

We recognized a net loss of $242,397 for the fiscal year ended June 30, 2016 as compared to net loss of $32,871 for the fiscal year ended June 30, 2015. Net income and net loss for the fiscal years ended June 30, 2016 and June 30, 2015, respectively, included various costs associated with product development which are not capitalized.

Liquidity and Financial Condition

As of June 30, 2016 and 2015, we had $23,790 and $0 in cash and cash equivalents, respectively. As of June 30, 2016, we had a working capital deficit of $170,928 and a deficit accumulated during the developmental stage of $307,027. Our cash position is not significant enough to support our daily operations. Management believes that the actions presently being taken to further refine its business plan and produce inventory to generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will accomplish either. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations or obtain adequate financing.

Cash Flows

Operating Activities

Net cash used in operating activities for the fiscal year ended June 30, 2016 was $152,474 compared to net cash used in operating activities of $35,233 for the fiscal year ended June 30, 2015.

Investing Activities

Net cash used in investing activities for the fiscal years ended June 30, 2016 and 2015 was $0.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2016 was $176,264. Cash provided by financing activities for the fiscal year ended June 30, 2015 was $35,233.

Plan of Operation

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $242,397 for the year ended June 30, 2016 and has produced not of revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

Financial Instruments

Our Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, related party payables and derivative liabilities. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2016, our company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

Item 8.           Unaudited Financial Statements and Supplementary Data

Pure Snax International, Inc.

June 30, 2016

Index

Report of Independent Registered Public Accounting Firm

F–1

Balance Sheets

F–2

Statements of Operations

F–3

Statements of Stockholder’s Deficit

F–4

Statements of Cash Flows

F–5

Notes to the Financial Statements

F–6

PureSnax International, Inc.

Balance Sheets (unaudited)

(Expressed in US Dollars)

	June, 30 2016	June 30, 2015
ASSETS
CURRENT ASSETS:
Cash or cash equivalents	$23,790	$-
Prepaid Expenses	3,834
Inventory	10,356	-
Total Current Assets	37,980	-

TOTAL ASSETS	$37,980	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$46,412	$8,143
Loans – related party	19,066	1,800
Convertible notes payable, net	35,327	-
Derivative liability	108,103	-
TOTAL LIABILITIES	208,908	9,943.00

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares and none issued and outstanding at June 30, 2016 and June 30, 2015, respectively	1,000	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,235,384 and 400,000,000 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	100,235	400,000
Additional paid in capital	34,864	(345,313)

Accumulated deficit	(307,027)	(64,630)
TOTAL STOCKHOLDERS’ DEFICIT	(170,928)	(9,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,980	$-

PureSnax International, Inc.

Statements of Operations (unaudited)

(Expressed in US Dollars)

		For the Year Ended June 30, 2016	For the Year Ended June 30, 2015

Revenue	$		$-
Cost of goods sold			-
Gross margin		-	-

Expenses:
Consulting and other expenses		146,458	36,077
Marketing expenses		22,163
Website and hosting		5,079	-
Auto and travel expenses		13	-
Total expenses		173,713	36,077

Other Income/(Expense):
Interest expense		(25,574)	(994)
Derivative expense		(43,110)
Gain on relief of debt		-	5,000
Total other income/(expense)		(68,684)	4,006

Net loss before income tax		(242,397)	(32,071)
Provision for income tax		-	800
Net loss		$(242,397)	$(32,871)

Basic and diluted income/(loss) per share		$-	$-

Weighted average common shares outstanding - basic and diluted		150,058,846	400,000,000

PureSnax International, Inc.

Statement of Changes in Stockholders’ Deficit (unaudited)

For the Years Ended June 30, 2016 and 2015

(Expressed in US Dollars)

				Additional
	Common	Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit
	Shares	Amount	Amount	Amount	Amount	Total

Balance – June 30, 2014	400,000,000	400,000	–	(412,601)	(31,759)	(44,360)

Debt forgiveness from shareholder	–	–	–	67,288	–	67,288
Net loss for the year	–	–	–	–	(32,871)	(32,871)

Balance – June 30, 2015	400,000,000	400,000	-	(345,313)	(64,630)	(9,943)

Cancellation of Stock 9/30/15	(300,000,000)	(300,000)	–	300,000	–	-
Issuance of preferred stock in exchange for cancellation of Common stock	–	–	1,000	(1,000)	–	-
Issuance of common stock for cash to Principe Asset Partners LLC on 4/1/16	44,118	44		14,956	-	15,000
Issuance of common stock for cash to Nicolas A. Mastoris on 4/1/16	44,118	44		14,956	-	15,000
Issuance of common stock for cash to Gary Kamen on 4/5/16	73,350	73		24,927	-	25,000
Exercise of warrant #1	73,798	74	–	26,338	–	26,412
Net loss for the year	–	–	–	–	(242,397)	(242,397)

Balance – June 30, 2016	100,235,384	100,235	1,000	34,864	(307,027)	(170,928)

PureSnax International, Inc.

Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(242,397)	$(32,871)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization of debt discount	22,734	-
Gain on Debt Relief	-	(5,000)
Derivative expense	43,110	-
Shares issued for organizational expenses		-
Changes in assets and liabilities
(Increase)/decrease in prepaid	(3,834)
(Increase)/decrease in inventory	(10,356)	93
Increase/(decrease) in accrued expenses and accounts payable	38,269	2,545
Increase (decrease) in sales revenue received in advance	-	-
Net cash used in operating activities	(152,474)	(35,233)

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of common stock	235	-
Additional Paid in Capital	81,177
Proceeds from loan – related parties	17,266	35,233
Proceeds from loan – third party	77,586	-
Net cash provided by financing activities	176,264	35,233

CHANGE IN CASH	23,790	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$23,790	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$800
Non-cash investing and financing activities:

Exchange of Issuance of preferred stock (300M)	$(300,000)	$-

Exchange of Issuance of preferred stock (1M)	$1,000	$-

1.

Nature of Business and Continuance of Operations

B-Maven, Inc. (the “Company”) was incorporated in the State of Nevada on June 24, 2011. The Company was initially in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form what we believed to be an advanced beauty treatment using all natural ingredients.  The Company had limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. Upon execution of the License Agreement as described in Note 6, the Company changed its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

These unaudited financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through June 30, 2016, the Company has incurred accumulated losses totalling $313,235. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is June 30.

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

2.

Summary of Significant Accounting Policies (continued)

e)

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, related party payables, loans payable and derivative liabilities. The fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities, related party payables and loans payable approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)

Derivative Liabilities

The fair value of the Company’s derivatives liabilities is determined on the assumptions that market participants would use in pricing the asset or liability, that is market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The Black Scholes method was used to measure the derivative liabilities. As of June 30, 2016, derivative liabilities balance totaled $108,104 and consisted of the following.

EMA Financial, LLC	Derivative Liability	Debt Discount	Changed in DL	Finance Cost	Interest	Common Stock	APIC
Balance-Issuance Date	(45,072.00)	30,000.00		15,072.00

Changes from Issuance Date through March 31, 2016	(17,327.00)		17,327.00

Balance-March 31, 2016	(62,399.00)	30,000.00	17,327.00	15,072.00

4th Quarter Changes	11,409.00		(11,409.00)

Balance-June 30,2016	(50,990.00)	30,000.00	5,918.00	15,072.00

PINZ Capital International, LP	Derivative Liability	Debt Discount	Changed in DL	Finance Cost	Interest	Common Stock	APIC
Balance-Issuance Date	(25,996.00)	27,500.00		(1,504.00)

Changes from Issuance Date through March 31, 2016	(19,030.00)		19,030.00

Balance-March 31, 2016	(45,026.00)	27,500.00	19,030.00	(1,504.00)

4th Quarter Changes	7,919.00		(7,919.00)

Balance-June 30,2016	(37,107.00)	27,500.00	11,111.00	(1,504.00)

Typenex Co-Investment, LLC	Derivative Liability	Debt Discount	Changed in DL	Finance Cost	Interest	Common Stock	APIC
Balance-Issuance Date Warrant # 1	(16,756.00)	16,756.00

Changes from Issuance Date through March 31, 2016	(10,078.00)		10,078.00
Changes from Issuance Date through March 31, 2017		(1,289.00)			1,289.00

Balance-March 31,2016	(26,834.00)	15,467.00	10,078.00	-	1,289.00	-	-

4th Quarter Changes Warrant # 1		(15,467.00)			15,467.00
4th Quarter Changes Warrant # 1	422.00		(422.00)
4th Quarter Changes Warrant # 1 Exercise Date	26,412.00					(74.00)	(26,338.00)
Warrant # 2 Issuance Date	(17,149.00)	17,149.00
4th Quarter Changes Warrant # 2		(1,319.00)			1,319.00
4th Quarter Changes Warrant # 2	(2,857.00)		2,857.00

Balance-June 30,2016	(20,006.00)	15,830.00	12,513.00	-	18,075.00	(74.00)	(26,338.00)

g)

Inventory

As of June 30, 2016, we had limited assets which consisted of cash and cash equivalents of $23,790, and inventory of $10,356. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production

h)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2016, the Company has no potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

i)

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

j)

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

k)

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

3.

Related Party Transactions

a)

At June 30, 2016, Mr. Patrick Gosselin loaned the Company $14,686, and Gosselin Consulting Group, Inc. loaned the Company $4,380.  The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $19,066 as of June 30, 2016.

b)

On August 6, 2015, the Company entered into a Trademark License Agreement (the “License Agreement”) with PureSnax Company, Inc. (the “Licensor,” or “PSC”), a Canadian incorporated company. The Company’s sole officer and director, Patrick Gosselin, is a shareholder and director of PSC (the “PSC Shareholder”) and holds a 10% equity interest (minority interest). Pursuant to the License Agreement, the Company acquired the exclusive worldwide rights, for a period of 10 years, to various trademarks (as more completely discussed below), which the Company intends to utilize for the manufacture, distribution, sales and marketing of various products within the health foods and snacks industry. As consideration for the exclusive license granted under the License Agreement, the Company shall pay a royalty fee to PSC of ten percent (10%) of all net sales of licensed products.  Payment can also be issued in the form of common stock shares with a 20% discount Stockholders’ Equity.

c)

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

On February 24, 2016, the Company issued to Typenex Co-Investment, LLC, 59,963 common stock purchase warrants, with a term of three years, at an exercise price of $.27 per share.

On April 1, 2016, the Company executed a subscription agreement with Nick Mastoris for the purchase of 44,118 restricted shares of Common Stock for a purchase price of $15,000.

On April 5, 2016, the Company executed a subscription agreement with Gary Kamen for the purchase of 73,530 restricted shares of Common Stock for a purchase price of $25,000.

On April 1, 2016, the Company executed a subscription agreement with Principe Asset Partners LLC for the purchase of 44,118 restricted shares of Common Stock for a purchase price of $15,000.

On May 13, 2016, Typenex Co-Investment, LLC (the holder), elected to convert warrant # 1 with a fair market value of $26,412 into 73,798 shares of the Company’s common stock.

On June 7, 2016, the Company issued to Typenex Co-Investment, LLC, 59,963 common stock purchase warrants, with a term of three years, at an exercise price of $.69 per share.

5.

Convertible Notes Payable

As of June 30, 2016, convertible notes payables have a balance of $35,328 and consisted of the following:

a)

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

b)

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

c)

On March 1, 2016, the Company issued to Pinz Capital International, LP, a convertible promissory note in the principal amount of $30,556, in connection with a Securities Purchase Agreement entered into by the parties on March 1, 2016. The note accrues interest at a rate of 10% per annum, with a maturity date of March 1, 2017. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 60% of the lowest trading price of the common stock during the 20 trading days prior to issuing a notice of conversion to the Company. The note carries an OID of $3,056.

d)

On June 7, 2016, the Company issued to Typenex Co-Investment, LLC, a convertible promissory note in the principal amount of $27,500, in connection with a Securities Purchase Agreement entered into by the parties on February 24, 2016. The note accrues interest at a rate of 10% per annum, with a maturity date of March 23, 2017. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at $.50 per share. The note carries an OID of $2,500. In connection with the issuance of the Promissory Note, the Company also issued 59,963 common stock purchase warrants, with a term of three years, at an exercise price of $.27 per share.

6.

Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30,	June 30,
	2016	2015
Income tax benefit computed at the statutory rate	$107,459	$22,621
Change in valuation allowance	(107,459)	(22,621)

Provision for income taxes	$–	$–

Significant components of the Company’s deferred tax assets and liabilities as at June 30, 2016 and 2015 after applying enacted corporate income tax rates, are as follows:

	June 30,	June 30,
	2016	2015
Deferred income tax assets
Net operating losses	$84,839	$11,505
Valuation allowance	(84,839)	(11,505)

Net deferred income tax assets	$–	$–

The Company has net operating loss carry forwards of $313,235 which expire commencing in 2035.

7.

Subsequent Events

On August 22, 2016, EMA Financial, LLC (the holder), elected to convert $7,000 of the principal outstanding amount of $30,000 convertible promissory note issued by the Company on February 5, 2016, into 200,000 shares of the Company’s common stock at a conversion price of $0.035. The holder principal outstanding amount after conversion is $23,000.

On August 26, 2016, Typenex Co-Investment, LLC (the holder), elected to convert $20,000 of the principal outstanding amount of $32,500 convertible promissory note issued by the Company on February 24, 2016, into 332,779 shares of the Company’s common stock at a conversion price of $0.0601.

On September 13, 2016, EMA Financial, LLC (the holder), elected to convert $4,392.50 of the principal outstanding amount of $23,000 convertible promissory note, into 500,000 shares of the Company’s common stock at a conversion price of $0.008785 The holder principal outstanding amount after conversion is $18,607.50.

On September 16, 2016, Pinz Capital International, LP (the holder), elected to convert $10,000 of the principal outstanding amount of $30,556 convertible promissory note issued by the Company on March 1, 2016, into 664,010 shares of the Company’s common stock at a conversion price of $0.01506. The holder principal outstanding amount after conversion is $20,556.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Mark Engler	CFO	69	November 6, 2015
Patrick Gosselin	President, CEO	44	April 30, 2015

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

In his younger formative years, Pat had a prolific baseball career as a member of Championship winning teams between 1986 and 1990. He became a member of Baseball Canada’s junior team in 1990 and was ultimately drafted by the Pittsburgh Pirates in 1993. After a short stint in the minor leagues, Pat returned to school to complete his formal education. A graduate with a degree in Arts and Psychology from the University of Sherbrooke, Mr. Gosselin is fluent in English and French.

Mark Engler – CFO

Mark Engler provides leadership, sought after advice and direction in the areas of finance, accounting, investor relations, business and corporate development, business structure and operations for both public and private companies.  Through his extensive knowledge and experience, he helps build high performing organizations that achieve predictable results.  He is focused on annual and long-term financial planning, business unit analytics, and company-wide execution of strategic objectives.  His specialties include merger and acquisition consultation, forensic accounting, corporate accounting, corporate tax regulation, and corporate tax preparation.

Mark began his career with the Internal Revenue Service Agency (IRS) as a Senior Field Revenue Agent where he investigated and performed audits specifically on large corporate tax payers and high profile individuals.  Since leaving the IRS in 1977, Mark has been in private practice using his knowledge and expertise to help his corporate clients navigate the stringent rules and regulations of corporate tax law.   He also represents clients in front of the IRS and other tax governing authorities in tax audits, appeals, as well as criminal and civil tax litigation when necessary.  His deep knowledge and understanding of forensic accounting and tax law provides Mark with a unique perspective allowing him to deliver high results and long lasting value for each of his clients.

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

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating time between our operations and those of other businesses.  In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty.  As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.  They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.  In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•

the corporation could financially undertake the opportunity;

•

the opportunity is within the corporation’s line of business; and

•

it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

4.         been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

Item 11.         EXECUTIVE COMPENSATION

The particulars of the compensation paid to the following persons:

(a)

our principal executive officer;

(b)

(c)

our CFO

(c)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2016 and 2015; and

(d)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2016 and 2015;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)
Patrick Gosselin(2) President, CEO, CFO, Secretary and Director	2016 2015	NIL NIL	NIL NIL
Mark Engler(3) CFO and Director	2016	NIL	NIL
Restituto Cenia(4) President, CEO, CFO, Secretary and Director	2015 2014 2013	NIL NIL NIL	NIL NIL NIL
Anna Jones(5) President, CEO, CFO, Secretary and Director	2013	NIL	NIL

(1)

We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)

Mr. Gosselin was appointed as our sole officer and director on April 30, 2015.

(3)

Mark Engler was appointed as our CFO on November 6, 2015.

(4)

Restituto Cenia was appointed as our president, secretary, treasurer and director on May 14, 2013.

(5)      Anna Jones was appointed as our president, secretary, treasurer and director on June 24, 2011. She resigned on May

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

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

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Patrick Gosselin.  We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Anton & Chia , LLP, for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2016 and June 30, 2015 and fees billed for other services rendered by PLS CPA’s during those periods. All services reflected in the following fee table for 2016 and 2015 were pre-approved, respectively, in accordance with the policy of the Board.

	June 30, 2016	June 30, 2015
Audit fees (1)	$9,450	$10,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$9,450	$10,000

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

PureSnax International, Inc.
(Registrant)
Dated: October 13, 2016	/s/ Patrick Gosselin
Patrick Gosselin
President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2016	/s/ Patrick Gosselin
Patrick Gosselin
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)