Form 10-Q
period 2016-09-30
PURESNAX INTERNATIONAL, INC.
filed 2016-11-21
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock outstanding as of September 30, 2016 was 105,368,067 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	September 30,2016 (unaudited)	June 30, 2016 (audited)
ASSETS
CURRENT ASSETS:
Cash or cash equivalents	$4,960	$23,790
Refund Receivable	3,295	-
Prepaid Expenses	1,072	3,834
Inventory	12,187	9,197
Total Current Assets	21,514	36,821

TOTAL ASSETS	$21,514	$36,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$51,770	$46,579
Loans – related party	20,930	19,066
Convertible notes payable, net	36,149	32,490
Derivative liability	77,069	112,244
TOTAL LIABILITIES	185,918	210,379

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares and none issued and outstanding at September 30, 2016 and June 30, 2016, respectively	1,000	1,000
Common stock, $0.001 par value; 500,000,000 shares authorized; 105,368,067 and 100,235,384 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	105,368	100,235
Additional paid in capital	80,295	34,885
Accumulated deficit	(351,067)	(309,678)
TOTAL STOCKHOLDERS’ DEFICIT	(164,404)	(173,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,514	$36,821

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting expenses	14,749	21,781
Marketing expenses	190	-
Website and hosting	89	5,000
Other expenses	5,051	13
Total expenses	20,079	26,794

Other Income/(Expense):
Interest expense	(2,283)	-
Derivative expense	(3,659)	-
Change in derivative liability	(15,368)	-
Total other income/(expense)	(21,310)	-

Net loss before income tax	(41,389)	(26,794)
Provision for income tax	-	-
Net loss	$(41,389)	$(26,794)

Basic and diluted income/(loss) per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	92,848,133	100,000,000

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(41,389)	$(26,794)
Adjustments to reconcile net loss to cash (used in) operating activities:
Derivative expense	19,027	-
Changes in assets and liabilities
(Increase)/decrease in refund receivables	(3,295)	-
(Increase)/decrease in prepaid	2,762	-
(Increase)/decrease in inventory	(2,990)	-
Increase/(decrease) in accrued expenses and accounts payable	5,191	17,263
Increase (decrease) in sales revenue received in advance	-	-
Net cash used in operating activities	(20,694)	(9,531)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan – related parties	1,864	9,718
Proceeds from loan – third party	-	-
Net cash provided by financing activities	1,864	9,718

CHANGE IN CASH	(18,830)	187
CASH AT BEGINNING OF PERIOD	23,790	-
CASH AT END OF PERIOD	$4,960	$187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:

Exchange of Issuance of preferred stock (300M)	$-	$(300,000)

Exchange of Issuance of preferred stock (1M)	$-	$1,000

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2016 (unaudited)

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

PureSnax International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. PureSnax International is a wellness brand focused on bringing healthy snacks and foods to consumers. PSI offers a wide assortment of sugar free, peanut free, Kosher, low fat, low sodium and Non GMO certified products. With new nutritional standards being rolled out through schools in the United States, we believe we are poised to capitalize on these regulations by offering good for you, functional foods and snacks that meet these new regulatory standards. Product categories include Popcorn, candied popcorn, marshmallow squares (made without Gelatin), protein bars, mints, gum and various condiments as well as offering Wow it’s Not Sugar! Xylitol, an all-natural sweetener. PureSnax products are available online and through select locations and are rolling out through strategic distributor networks across North America. The Company has limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. Through the Licensing Agreement we will distribute delicious tasting, very healthy snack foods meeting the highest of standards and compliance for the US consumers with plans to evolve into an international audience. With a socially responsible mandate supported by education and driven by integrity and sincerity, PSI will provide people with healthier snack and food choices by utilizing wholesome, natural, high quality ingredients that promote healthier lifestyles. We have chosen to specialize in the development, sourcing, branding and distribution of high quality, healthy food and snack products. It is our vision to brand PureSnax International as one of the trusted names in the healthy food and snack industry.

With major illnesses, such as diabetes, obesity, cancer, and heart disease on the rise, people are looking for ways to minimize the risks in developing these diseases. People are starting to read and understand labels looking for healthier choices. We believe that the demand for healthier products is driving a fundamental change in the food and snack markets. This demand will provide enormous opportunities for PureSnax International to position itself in the healthy food and snack industry.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through September 30, 2016, the Company has incurred accumulated losses totalling $351,067. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2016 and notes thereto contained in our 10-K Annual Report filed on October 13, 2016.

a. Basis of Presentation - These financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in United States dollars. Our company’s fiscal year end is June 30.

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

c. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The company has no cash equivalents.

d. Financial Instruments - Our Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and related party payables, notes payable. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative instruments as of September 30, 2015. As of September 30, 2016, the Company’s derivative financial instruments were three convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance.

Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments”, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in the active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurements.

The Company’s derivative instruments were reported at fair value using Level 2 inputs as discussed in Note 7.

The Company uses level 2 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liability is adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in result of operations as adjustments to fair value of derivatives.

At September 30, 2016 and 2015, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of September 30, 2016		Fair Value Measurements at September 30, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$77,069	$0	$77,069	$0
Total	$112,243	$0	$112,243	$0

Description	Fair Value As of September 30, 2015		Fair Value Measurements at September 30, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$0	$0	$0	$0
Total	$0	$0	$0	$0

e. Earnings (Loss) per Share - Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2016, all of our potentially dilutive securities outstanding are anti-dilutive and accordingly, basic loss and diluted loss per share are the same. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company's Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive; potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of convertible debt and warrants.

The following table present the computation of basic and diluted net loss per share:

	For the Three Months Ended September 30
	2016	2015

Net loss attributable to PureSnax	$(41,389)	$(26,794)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(41,389)	$(26,794)

Weighted average common shares outstanding - basic and diluted	92,848,133	100,000,000

Loss per share - basic and diluted	$(0.0004)	$(0.0003)

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

g. Income Taxes - Our Company accounts for income taxes using the asset and liability method which provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. Our company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

h. Recently Issued Accounting Pronouncements - Jumpstart Our Business Startup’s Act (“JOBS Act”) Transition Accounting: pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company”. This election will permit us to delay the adoption of new or revised accounting standards that will have difference effective dates for public and private companies until those standards apply to private companies. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates.

In April 2016, the FASB issued Accounting Standards Update (ASU) 2016-10, Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing (ASU 2016-10). ASU 2016-10 was issued by the Board to improve Topic 606 by reducing:

1)

The potential for diversity in practice at initial application

2)

The cost and complexity of applying Topic 606 both at transition and on an ongoing basis.

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1)

Identify the contract(s) with a customer

2)

Identify the performance obligations in the contract

3)

Determine the transaction price.

4)

Allocate the transaction price to the performance obligations in the contract.

5)

Recognize revenue when (or as) the entity satisfies a performance obligation.

The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guide, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in ASU 2016-10 are for annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. FASB ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently assessing this guidance for future implementation.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 was issued as part of the Board’s Simplification Initiative. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, Accounting for Income Taxes, Classification of Excess Tax Benefits on the Statement of Cash Flows, Forfeitures, Minimum Statutory Tax Withholding Requirements, Classification of Employee Taxes Paid on the Statement of Cash Flows When an Employer Withholds Shares for Tax-Withholding Purposes, Practical Expedient- Expected Term, and Intrinsic Value. The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing this guidance for future implementation.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments.

For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

At September 30, 2016, Mr. Patrick Gosselin loaned the Company $16,550, Gosselin Consulting Group, Inc. loaned the Company $4,380. The amounts owed are unsecured, non-interest bearing, with an interest imputed at 2.09% per annum, and have no specified repayment terms. The loan to related parties is $20,930 as of September 30, 2016.

The trademark “Wow it’s not sugar!” has been approved in Canada and submitted in the United States. Final approval in the United States is pending issuance of the trademark in Canada as of September 30, 2016.

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

On February 24, 2016, the Company issued to Typenex Co-Investment, LLC, and 85,662 common stock purchase warrants, with a term of three years, at an exercise price of $0.271 per share. This was in connection with the Promissory convertible note the Company issued to Typenex Co-Investment, LLC.

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

On May 13, 2016, Typenex Co-Investment, LLC elected to convert warrant # 1 with a fair market value of $26,412 into 73,798 shares of the Company’s common stock, at an exercise price of $0.35789 per share.

On June 7, 2016, the Company issued to Typenex Co-Investment, LLC, 31,852 common stock purchase warrants, with a term of three years, at an exercise price of $0.69 per share.

On August 25, 2016, EMA Financial, LLC, elected to convert $7,000 of its convertible promissory note in the principal amount of $30,000 into 500,000 shares of the company common stock at a conversion price of $0.035. The principal remaining after conversion was $23,000.

On September 9, 2016, Typenex Co-Investment, LLC, elected to convert $20,000 of its convertible promissory note in the principal amount of $115,000 into 332,779 shares of the company’s common stock at a conversion price of $0.0601. The principal remaining after conversion was $100,962.

On September 16, 2016, EMA Financial, LLC, elected to convert $4,392 of its convertible promissory note in the principal amount of $30,000 into 200,000 shares of the company’s common stock at a conversion price of $0.008785. The principal remaining after conversion was $18,607.

On September 21, 2016, Pinz Capital International, LP, elected to convert $10,000 of its convertible promissory note in the principal amount of $30,556 into 664,010 shares of the company’s common stock at a conversion price of $0.01506. The principal remaining after conversion was $20,556.

On September 29, 2016, Pinz Capital International, LP, elected to convert $7,500 of its convertible promissory note in the principal amount of $30,556 into 1,785,714 shares of the company’s common stock at a conversion price of $0.0042. The principal remaining after conversion was $13,056.

On September 30, 2016, EMA Financial, LLC, elected to convert $1,617 of its convertible promissory note in the principal amount of $30,000, plus an additional principal on account of conversion of $33 into 1,650,000 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $16,990.

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at June 30, 2015	0	$0	0	$0
Granted - Warrant 1	73,798	0.36	3.01	0
Exercised - Warrant 1	(73,798)	(0.36)	(0.36)	0
Granted - Warrant 2	76,501	0.18	2.67	0
Outstanding at June 30, 2016	76,501	0.18	2.67	0
Exercisable at June 30, 2016	76,501	0.18	2.67	0
Granted	0	0	0	0
Exercised	0	0	0	0
Exercisable at September 30, 2016	76,501	$0.18	2.41	$0

Most of the above warrants were issued in connection to conversion of convertible notes from Typenex Co-Investment, LLC. When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at September 30, 2016 is as follows:

Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
76,501	$0.18	76,501	$0.18

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable in 2016. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the note can be convertible at holder’s discretion into common shares of the Company stock.

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30,2016

Note 1 - EMA	February 5, 2016	February 6, 2017	10%	$30,000	$30,000
Note 2 - Typenex	February 24, 2016	March 24, 2017	10%	32,500	32,500
Note 3 - Pinz	March 1, 2016	March 1, 2017	10%	30,556	30,556
Note 4 - Typenex	June 7, 2016	March 24, 2017	8%	27,500	27,500

Total					120,556

Debt Discount					(84,407)

Net balance					$36,149

As of September 30, 2016, convertible notes payables had a balance of $36,149 and only one convertible note, Note 2 was converted into common shares of the Company’s stock

The company adopted the provision of FASB ASC Topic, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”), as the convertible note agreement contained certain provision that the convertible note failed to pass the “fixed for fixed” criteria of the ASC 815, the conversion feature of the convertible debt should have to be bifurcated and recorded separately until the conversion date.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represent fair value of embedded derivative movement from the date of issuance to September 30, 2016.

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value 2016	Fair Value at September 30, 2016
Note 1 – Issued in 2016	$45,072	$(14,192)	$30,880
Note 2 – Issued and Converted in 2016	16,773	(16,773)	-
Note 3 – Issued in 2016	28,885	6,741	35,626
Note 4 – Issued in 2016	17,166	(6,603)	10,563

Total		$(17,622)	$77,069

EMA Convertible Note Transaction

a)

On February 5, 2016, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $30,000. The note (i) is unsecured, (ii) bears interest at rate of ten (10) percent per annum, and (iii) was issued with an original issue discount of $3,500.

The principal is convertible into shares of the Company’s common stock at any time and from time-to-time at the instance of either the Company or the holder. The per-share conversion price is an amount equal to fifty percent (50%) of the lowest (20)-day volume weighted average closing bid price for the Company’s common stock, as reported in the Stock Market, for the twenty (20- trading days immediately preceding the date of the notice of conversion, subject to downward adjustment in the event that the Company issues any securities at a price per share lower than the then-current conversion price, provided, however, that in no event shall the conversion price per share be less than $.00001. The Company provided the holder with certain negative covenants and events of default, each standard for transactions of this nature.

Due to the "reset" and "dilutive issuance" clause in this note relating to the conversion price from dilutive share issuance, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 7.

The Company determined an initial derivative liability of $45,072, which is recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the one year term.

Typenex Convertible Note Transaction

b)

On February 24, 2016, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $32,500. The note (i) is unsecured, (ii) bears interest at rate of ten (10) percent per annum, and (iii) was issued with an original issue discount of $7,500. In connection to the issuance of the Promissory Note, the Company also issued 85,662 common stock purchase warrants, with a term of three years, at an exercise price of $0.271 per share.

The principal is convertible into shares of the Company’s common stock at any time and from time-to-time at the instance of either the Company or the holder. The per-share conversion price is an amount equal to fifty cents ($0.50) and the holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock. However, in the event that Market Capitalization Falls below $15,000,000 at any time, then in such event (a) the Lender Conversion Price for all lender conversion occurring after the first date of such occurrence shall equal the lower of the lender conversion price and the market price as of any applicable date of Conversion, and (b) the true-up provision shall apply to all lender conversions that occur after the first date the market capitalization falls below $15,000,000. The Company provided the holder with certain negative covenants and events of default, each standard for transactions of this nature.

Due to the "reset" and "dilutive issuance" clause in this note relating to the conversion price from dilutive share issuance, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 7.

The Company determined an initial derivative liability of $16,773, which is recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the one year term.

On June 7, 2016, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $27,500. The note (i) is unsecured, (ii) bears interest at rate of eight (8) percent per annum, and (iii) was issued with an original issue discount of $2,500. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at $.50 per shares. In connection with the issuance of the Promissory Note, the Company also issued 31,852 common stock purchase warrants, with a term of three years, at an exercise price of $0.69 per share.

The Company determined an initial derivative liability of $17,166, which is recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the one year term.

Pinz Convertible Note Transaction

c)

On March 1, 2016, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $30,556. The note (i) is unsecured, (ii) bears interest at rate of ten (10) percent per annum, and (iii) was issued with an original issue discount of $3,056.

The principal is convertible into shares of the Company’s common stock at any time and from time-to-time at the instance of either the Company or the holder. The per-share conversion price is an amount equal to sixty percent (60%) of the lowest (20)-day volume weighted average closing bid price for the Company’s common stock, as reported in the Stock Market, for the twenty (20)-trading days immediately preceding the date of the notice of conversion, subject to downward adjustment in the event that the Company issues any securities at a price per share lower than the then-current conversion price, provided. The Company provided the holder with certain negative covenants and events of default, each standard for transactions of this nature.

Due to the "reset" and "dilutive issuance" clause in this note relating to the conversion price from dilutive share issuance, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 7.

The Company determined an initial derivative liability of $28,885, which is recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the one year term.

Derivative Liabilities

The Convertible note discussed in Note 6 had a reset provision and a dilutive issuance clause that gave rise to a derivative liability. The reset provided for the conversion price to be adjusted downward in the event that the Company issued any securities at a price per shares than the then-current conversion price; provided, however, the holder(s) of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at a price equal to 50% and 60% of the lowest trading price of the common stock during the 20 trading days prior to issuing a notice of conversion to the Company and at $0.5 per shares.

The fair value of the derivative liability was recorded and shown separately under current liabilities. Changes in the fair value derivative liability were recorded in the consolidated statement of operations under other income (expenses).

The company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at September 30, 2016 was as follows:

Pinz Capital	Inception	September 30, 2016
Stock price	$0.27	$0.01
Risk free rate	0.68%	0.51%
Volatility	110.01%	237.21%
Exercise prices	$0.16	$0.00199
Terms (years)	1.00	0.41

EMA Financial	Inception	September 30, 2016
Stock price	$0.33	$0.01
Risk free rate	0.55%	0.51%
Volatility	107.57%	237.21%
Exercise prices	$0.14	$0.00171
Terms (years)	1.01	0.35

Typenex - Warrant 2	Inception	September 30, 2016
Stock price	$0.69	$0.01
Risk free rate	0.94%	0.65%
Volatility	129.67%	237.21%
Exercise prices	$0.43	$0.00124
Terms (years)	2.73	2.41

The convertible notes were not repaid during the three months ended September 30, 2016

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended September 30, 2016 and for the year ended June 2015:

Derivative liability balance, June 30, 2015	$0
Issuance of derivative liability during the year ended June 30, 2016	112,243
Derivative liability balance, June 30, 2016	112,243
Issuance of derivative liability during the three months ended September 30, 2016	$0
Change in derivative liability during the three months ended September 30, 2016	(35,174)
Derivative liability balance, September 30, 2016	$77,069

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

Deferred income taxes arise from the temporary between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should significant change in ownership occur.

For the three months ended September 30, 2016 and 2015 the Company had net operating loss of approximately $41,389 and $26,794 respectively, that may be offset against future taxable income, if any, rateable through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax assets of at each date of $14,486, and $9,378 created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined.

The effects of the temporary differences that gives rise to significant portions of the deferred tax assets at September 30, 2016 and 2015 are as follows:

	September 30,	September 30,
	2016	2015
Deferred income tax assets
Federal	$14,486	$9,378
Valuation allowance	(14,486)	(9,378)

Net deferred income tax assets	$-	$-

There is no current or deferred tax expense for the three months ended September 30, 2016 and 2015.

The company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

NOTE 7 – SUBSEQUENT EVENTS

On October 6, 2016, Typenex Co-Investment, LLC, elected to convert $15,019 of its convertible promissory note in the principal amount of $115,000 into 999,943 shares of the company’s common stock at a conversion price of $0.01502. The principal remaining after conversion was $86,647.

On October 17, 2016 the Company filed an amendment to its certificate of designation whereby its Series A Convertible Preferred Stock was increased to 2,200,000 shares with a par value of $0.001 per share, Senior liquidation preference to all junior shares, Convertible into common shares at a ratio of one Series A Preferred to 120 common shares, Right to vote for each share of common stock into which a convertible share could be converted, No redemption rights, Certain protective provisions, and No pre-emptive rights.

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

As of September 30, 2016, we had limited assets, which consisted of cash and cash equivalents of $4,960, and inventory of $12,187. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

We are currently not aware of any new legislation or regulation that may or may not apply to current and future products within our brand portfolio. However, in a constantly evolving global business environment we will rely on its management teams experience and advice from legal counsel.

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

Employees – As of September 30, 2016, we did not have any full-time or part-time employees. Our two directors and officers work as part-time consultants and devote approximately 20 hours per week to our business. We also retain consultants for the design and construction of our planned website. In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website. If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, and administration and data management for our business. The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions. We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the snack and food industry. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of September 30, 2016, Mr. Patrick Gosselin loaned the Company $16,550, Gosselin Consulting Group, Inc. loaned the Company $4,380. The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $20,930 as of September 30, 2016.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011. All of our activity through September 30, 2016 involved business development efforts, planning, acquiring of, and developing product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products. Upon execution of the License Agreement as described in Note 1, the Company has changed its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

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

Three month period ended September 30, 2016 compared to the three month period ended September 30, 2015:

The Company generated no revenues for the three month period ended September 30, 2016 and 2015. Cost of goods sold for the three month period ended September 30, 2016 and 2015 was none. Gross margin on sales of product was none for the three months ended September 30, 2016 and 2015.

Consulting and other expense for the three month period ended September 30, 2016 was $14,749 compared to $21,781 for the three month period ended September 30, 2015. For the three month period ended September 30, 2016, this consisted primarily of audit and accounting expenses of $6,500, legal expenses of $5,400, and costs associated with being a publicly reporting company of $2,849, compared to the three month period ended September 30, 2015, which comprised of consulting expenses of $1,500, audit and accounting expenses of $9,200, legal expenses of $7,500 and costs associated with being a publicly reporting company of $3,581.

For the three months ended September 30, 2016, and for the three months ended September 30, 2015 we recognized interest expense of $2,283 and $0, respectively.

For the three months ended September 30, 2016, and for the three months ended September 30, 2015 we experienced a loss from operations after taxes of $41,389 and $26,794, respectively. Net loss per share for the three months ended September 30, 2016 and 2015 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since executing the license agreement, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, as well as initiating marketing and sales relationships.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2016 was $20,694 compared to net cash used in operating activities of $9,531 for the three months ended September 30, 2015.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2016 and 2015 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2016 was $1,864 compared to net cash provided by financing activities for the three months ended September 30, 2015 was $9,718.

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

On September 30, 2016, we owe $51,770 in connection with legal fees, professional services, website development, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of September 30, 2016, we owe a total of $20,930 to related parties and $131,009 to third parties for general business expenses, professional fees and other costs related to being a public company. There are no other significant liabilities recorded at September 30, 2016.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control of financial reporting as defined in Rules 13a-15(f) under the Security Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of the end of the period covered by this report; our internal control was adequate.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending September 30, 2016

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

Dated: November 21, 2016

PURESNAX INTERNATIONAL, INC.

                 (the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer