Form 10-Q/A
period 2016-09-30
PURESNAX INTERNATIONAL, INC.
filed 2017-01-26
CIK 1527702

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Pure Snax, Inc.’s quarterly report on Form 10–Q for the period ended September 30, 2016, filed with the Securities and Exchange Commission on November 21, 2016 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

Dated: January 26, 2017

PURESNAX INTERNATIONAL, INC.

               (the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer

3