Form 10-Q
period 2016-12-31
PURESNAX INTERNATIONAL, INC.
filed 2017-02-23
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes      .No  X .

The number of shares of the registrant’s common stock outstanding as of December 31, 2016 was 105,368,067 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	December 31, 2016 (unaudited)	June 30, 2016 (unaudited)
ASSETS
CURRENT ASSETS:
Cash or cash equivalents	$59	$23,790
Prepaid Expenses	-	3,834
Inventory	12,187	9,197
Total Current Assets	12,246	36,821
OTHER ASSETS:
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-
TOTAL ASSETS	$12,246	$36,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$50,335	$46,579
Loans – related party	22,897	19,066
Convertible notes payable, net	29,416	32,490
Derivative liability	11,235	112,244
TOTAL LIABILITIES	113,883	210,379

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares and none issued and outstanding at December 31, 2016 and June 30, 2016, respectively	3,188	1,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 105,368,067 and 100,235,384 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	198,369	100,235
Additional paid in capital	68,888	34,885
Accumulated deficit	(372,082)	(309,678)
TOTAL STOCKHOLDERS’ DEFICIT	(101,637)	(173,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,246	$36,821.00

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting expenses	20,088	25,450
Marketing expenses	190	-
Website and hosting	209	5,079
Other expenses	13,988	17,301
Total expenses	34,475	47,830

Other Income/(Expense):
Interest expense	(4,874)	-
Derivative expense	(4,357)	-
Change in derivative liability	(18,698)	-
Gain on relief of debt	-	-
Total other income/(expense)	(27,929)	-

Net loss before income tax	(62,404)	(47,830)
Provision for income tax	-	-
Net loss	$(62,404)	$(47,830)

Basic and diluted income/(loss) per share	$-	$-

Weighted average common shares outstanding - basic and diluted	224,222,062	235,326,087

	For the three	For the three
	months ended	months ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	8,187	7,249
Website and hosting	120	79
Other expenses	6,089	13,708
Total expenses	14,396	21,036

Other Income/(Expense):
Interest expense	(2,591)	-
Derivative expense	(698)	-
Change in derivative liability	(3,330)	-
Total other income/(expense)	(6,619)	-

Loss before income tax	(21,015)	(21,036)
Provision for income tax	-	-
Net loss	$(21,015)	$(21,036)

Basic and diluted income/(loss) per share	$-	$-

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(62,404)	$(47,830)
Adjustments to reconcile net loss to cash (used in) operating activities:
Derivative expense	23,055	-
Shares issued for organizational expenses	7,187	-
Changes in assets and liabilities
(Increase)/decrease in prepaid	3,834	-
(Increase)/decrease in inventory	(2,990)	-
Increase/(decrease) in accrued expenses and accounts payable	3,756	32,918
Increase (decrease) in sales revenue received in advance	-	-
Net cash used in operating activities	(27,562)	(14,912)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from issuance of common stock	-	-
Deferred offering expenses	-	-
Proceeds from loan – related parties	3,831	15,004
Proceeds from loan – third party	-	-
Net cash provided by financing activities	3,831	15,004

CHANGE IN CASH	(23,731)	92
CASH AT BEGINNING OF PERIOD	23,790	-
CASH AT END OF PERIOD	$59	$92
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Issuance(Cancellation) of Common Stock 20M and (300M)	$20,000	$(300,000)

Issuance of Preferred Stock 2.1M and 1M	$2,187	$1,000

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

December 31, 2016 (unaudited)

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

PureSnax International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. PureSnax International is a wellness brand focused on bringing healthy snacks and foods to consumers. PSI offers a wide assortment of sugar free, peanut free, Kosher, low fat, low sodium and Non GMO certified products. With new nutritional standards being rolled out through schools in the United States, we believe we are poised to capitalize on these regulations by offering good for you, functional foods and snacks that meet these new regulatory standards. Product categories include marshmallow squares (made without Gelatin), protein bars, mints, gum and various condiments as well as offering Xylitol, an all-natural sweetener. PureSnax products are available online and through select locations and are rolling out through strategic distributor networks across North America. The Company has limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. We will distribute delicious tasting, very healthy snack foods meeting the highest of standards and compliance for the US consumers with plans to evolve into an international audience. With a socially responsible mandate supported by education and driven by integrity and sincerity, PSI will provide people with healthier snack and food choices by utilizing wholesome, natural, high quality ingredients that promote healthier lifestyles. We have chosen to specialize in the development, sourcing, branding and distribution of high quality, healthy food and snack products. It is our vision to brand PureSnax International as one of the trusted names in the healthy food and snack industry.

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

We intend to become pioneers in a dynamic and growing segment of the industry where future demand will be and it means addressing the new public awareness of healthier food and snack products. The snack products developed must not only meet healthy product guidelines but also taste good. This is a very unique niche and one that hasn’t been completely tapped into for its greatest potential. PPM150 Nutritional Guidelines that came into effect in Ontario, Canada, was one of the first nutritional standards to be implemented for vending and school products. Similar guidelines in many other provinces and states across Canada and the United States have since been implemented. They call for vending and school products that are low in fat (80% with 3 grams of fat and under or 20% with 5 grams of fat and under) as well as low in sodium and sugar, which is not the primary ingredient. Candy, Chocolate, Soda, junk food such as potato chips and confectionary have been banned. Our recipe for Marshmallow Squares are sugar-free, Gluten-free, vegan, contains very little salt, Gelatin Free, kosher, nut free and taste great! Knowing that there are healthy products required for this channel and that the trend will be towards healthier products, we have developed and are constantly continuing to work on other recipes for healthier products that meet the highest standards of quality.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through December 31, 2016, the Company has incurred accumulated losses totalling $351,067. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b. Use of Estimates and Assumptions - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected

c. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of Six Months or less at the time of issuance to be cash equivalents. The company has no cash equivalents

d. Financial Instruments - Our Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and related party payables, notes payable. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative instruments as of December 31, 2015. As of December 31, 2016, the Company’s derivative financial instruments were three convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance.

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

At December 31, 2016 and 2015, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of December 31, 2016		Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$11,235	$0	$11,235	$0
Total	$11,235	$0	$11,235	$0

Description	Fair Value As of December 31, 2015		Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$0	$0	$0	$0
Total	$0	$0	$0	$0

e. Earnings (Loss) per Share - Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At December 31, 2016, all of our potentially dilutive securities outstanding are anti-dilutive and accordingly, basic loss and diluted loss per share are the same. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company's Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive; potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of convertible debt and warrants.

The following table present the computation of basic and diluted net loss per share:

	For the Six Months Ended December 31
	2016	2015

Net loss attributable to PureSnax	$(62,404)	$(47,830)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(62,404)	$(47,830)

Weighted average common shares outstanding - basic and diluted	224,222,062	235,326,087

Loss per share - basic and diluted	$(0.0003)	$(0.0002)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of December 31, 2016, Mr. Patrick Gosselin loaned the Company $18,517, Gosselin Consulting Group, Inc. loaned the Company $4,380. The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $22,897 as of December 31, 2016.

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

On September 20, 2016, Typenex Co-Investment, LLC, elected to convert $15,019.14 of its convertible promissory note in the principal amount of $115,000 into 999,943 shares of the company’s common stock at a conversion price of $0.01502. The principal remaining after conversion was $86,846.84.

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

On October 13, 2016, Typenex Co-Investment, LLC, elected to submit a True Up notice from a previous conversion of $20,000 (September 9, 2016) of its convertible promissory note in the principal amount of $115,000. The True Up notice called for an additional conversion of 7,242,979 shares of the company’s common stock at a conversion price of $0.002640. The principal remaining after conversion was $100,962.

On October 14, 2016, Pinz Capital International, LP, elected to convert $5,000 of its convertible promissory note in the principal amount of $30,556 into 2,976,190 shares of the company’s common stock at a conversion price of $0.001680. The principal remaining after conversion was $8,056.

On October 17, 2016, EMA Financial, LLC, elected to convert $5,370.40 of its convertible promissory note in the principal amount of $30,000, plus an additional principal on account of conversion of $109.60 into 5,480,000 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $11,620.10.

On October 25, 2016, EMA Financial, LLC, elected to convert $4,402.30 of its convertible promissory note in the principal amount of $30,000, plus an additional principal on account of conversion of $1,886.70 into 6,289,000 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $7,217.80.

On October 25, 2016, Pinz Capital International, LP, elected to convert $9,656 of its convertible promissory note in the principal amount of $30,556 into 8,046,488 shares of the company’s common stock at a conversion price of $0.0012. The principal remaining after conversion was $0.

On November 2, 2016, Typenex Co-Investment, LLC, elected to submit a True Up notice from a previous conversion of $15,019.14 (September 20, 2016) of its convertible promissory note in the principal amount of $115,000. The True Up notice called for an additional conversion of 7,834,845 shares of the company’s common stock at a conversion price of $0.00170. The principal remaining after conversion was $86,846.84.

On December 9, 2016, Typenex Co-Investment, LLC, elected to convert $18,000 of its convertible promissory note in the principal amount of $115,000 into 16,981,132 shares of the company’s common stock at a conversion price of $0.00106. The principal remaining after conversion was $70,894.42.

On November 14, 2016, EMA Financial, LLC, elected to convert $5,201.70 of its convertible promissory note in the principal amount of $30,000, plus an additional principal on account of conversion of $2,229.30 into 7,431,000 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $2,016.10.

On December 14, 2016 the Company filed an amendment to its certificate of designation whereby its Series A Convertible Preferred Stock was increased to 4,250,000 shares with a par value of $0.001 per share, Senior liquidation preference to all junior shares, Convertible into common shares at a ratio of one Series A Preferred to 120 common shares, Right to vote for each share of common stock into which a convertible share could be converted, No redemption rights, Certain protective provisions, and No pre-emptive rights.

On December 14, 2016 the Company filed an amendment to its certificate of designation whereby its Authorized Common Stock was increased to 1,000,000,000 shares with a par value of $0.001 per share.

On December 21, 2016, EMA Financial, LLC, elected to convert $5,103.00 of its convertible promissory note in the principal amount of $30,000, plus an additional principal on account of conversion of $4,617.00 into 9,720,000 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $4,948.15.

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at June 30, 2015	0	0	0	0
Granted - Warrant 1	73,798	0.36	3.01	0
Exercised - Warrant 1	(73,798)	(0.36)	(0.36)	0
Granted - Warrant 2	76,501	0.18	2.67	0
Outstanding at June 30, 2016	76,501	$0.18	2.67	$0
Exercisable at June 30, 2016	76,501	$0.18	2.67	$0
Granted	0	0	0	0
Exercised	0	0	0	0
Exercisable at December 31, 2016	76,501	0.00436	2.16	0

Most of the above warrants were issued in connection to conversion of convertible notes from Typenex Co-Investment, LLC. When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at December 31, 2016 is as follows:

Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
76,501	$0.00436	76,501	$0.00436

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable in 2016. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the note can be convertible at holder’s discretion into common shares of the Company stock.

The Company’s convertible notes payable is as follows:

			Interest	Original	Balance at
Convertible Note	Issuance Date	Maturity Date	Rate	Borrowing	30-Sep-16

Note 1 EMA	February 5, 2016	February 6, 2017	10%	$30,000	$30,000
Note 2 Typenex	February 24, 2016	February 28, 2019	10%	$32,500	32,500
Note 3 Pinz	March 1, 2016	March 1, 2017	10%	$30,556	30,556
Note 4 Typenex	June 7,2016		8%	$27,500	27,500

Total					120,556

Debt Discount					(91,140)

Net balance					$29,416

As of December 31, 2016, convertible notes payables had a balance of $29,416 and only one convertible note, Note 2 was converted into common shares of the Company’s stock

The company adopted the provision of FASB ASC Topic, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”), as the convertible note agreement contained certain provision that the convertible note failed to pass the “fixed for fixed” criteria of the ASC 815, the conversion feature of the convertible debt should have to be bifurcated and recorded separately until the conversion date.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represent fair value of embedded derivative movement from the date of issuance to December 31, 2016.

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value 2016	Fair Value at September 30, 2016
Note 1 EMA	$45,072	$(40,302)	$4,770
Note 2 Typenex	16,773	(16,773)	-
Note 3 Pinz	28,885	(23,624)	5,261
Note 4 Typenex	17,166	(15,962)	1,204

Total		$(96,661)	$11,235

EMA Convertible Note Transaction

(a)

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

(b)

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

(c)

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at December 31, 2016 was as follows:

Pinz Capital	Inception	December 31, 2016
Stock price	$0.27	$0.0016
Risk free rate	0.68%	0.85%
Volatility	110.01%	273.94%
Exercise prices	$0.16	$0.0009
Terms (years)	1.00	.16

EMA Financial	Inception	December 31, 2016
Stock price	$0.33	$0.0016
Risk free rate	0.55%	0.85%
Volatility	107.57%	273.94%
Exercise prices	$0.14	$0.00075
Terms (years)	1.01	.10

Typenex - Warrant 2	Inception	December 31, 2016
Stock price	$0.69	$0.0016
Risk free rate	0.94%	1.47%
Volatility	129.67%	273.94%
Exercise prices	$0.43	$0.00436
Terms (years)	2.73	2.16

The convertible notes were not repaid during the Six Months ended December 31, 2016

The following table represents the Company’s derivative liability activity for the embedded conversion features for the Six Months ended December 31, 2016 and for the year ended June 2015:

Derivative liability balance, June 30, 2015	$0
Issuance of derivative liability during the year ended June 30, 2016	112,243
Derivative liability balance, June 30, 2016	112,243
Issuance of derivative liability during the three Months ended September 30, 2016	0
Change in derivative liability during the three Months ended September 30, 2016	(35,174)
Derivative liability balance September 30, 2016	77,069
Issuance of derivative liability during the six Months ended December 31, 2016	$0
Change in derivative liability during the six Months ended December 31, 2016	(65,834)
Derivative liability balance, December 31, 2016	$11,235

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

For the six-month ended December 31, 2016 and 2015 the Company had net operating loss of approximately $62,404 and $47,830 respectively, that may be offset against future taxable income, if any, rateable through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax assets of at each date of $21,841, and $16,741 created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined.

The effects of the temporary differences that gives rise to significant portions of the deferred tax assets at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
Deferred income tax assets
Federal	$21,841	$16,741
Valuation allowance	(21,841)	(16,741)

Net deferred income tax assets	$0	$0

There is no current or deferred tax expense for the six months ended December 31, 2016 and 2015.

The company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

NOTE 6 – SUBSEQUENT EVENTS

On January 2, 2017, $5,000 of a convertible promissory note in the principal amount of $10,000 was converted into 40,000,000 shares of the company at a conversion rate of $0.00025. The note was issued to Stacey Y. Jenkins, Esq. in consideration for outstanding fees for services rendered to the company prior to March 21, 2016.

On January 17, 2017, EMA Financial, LLC, elected to convert $4,650.10 of its convertible promissory note in the principal amount of $30,000, plus an additional principal on account of conversion of $5,569.90 into 10,220,000 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $0.

On February 1, 2017, Typenex elected to fund Tranche #3 of $25,000 of the convertible promissory note in the principal amount of $115,000.

On February 2, 2017, $5,000 of a convertible promissory note in the principal amount of $10,000 was converted into 40,000,000 shares of the company at a conversion rate of $0.00025. The note was issued to Stacey Y. Jenkins, Esq. in consideration for outstanding fees for services rendered to the company prior to March 21, 2016.

On February 8, 2017, the company entered into a convertible promissory note agreement in the principal aggregate amount of $120,000. The one year note carries an 8% interest rate and 50% conversion rate.

On February 16, 2017, $6,250 of a convertible promissory note in the principal amount of $8,020 was converted into 25,000,000 shares of the company at a conversion rate of $0.00025. The note was issued to Stacey Y. Jenkins, Esq. in consideration for outstanding fees for services rendered to the company prior to July 31, 2016.

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

As of December 31, 2016, we had limited assets, which consisted of cash and cash equivalents of $59, and inventory of $12,187. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

Intellectual Property – The company intends to file and prosecute trademark applications as may be deemed necessary for the expansion of our business. Generally, our trademarks remain valid and enforceable so long as we continue to use the marks in commerce and the required registration renewals are filed. We consider our trademarks to be valuable assets in the marketing of our products and seek to protect them from infringement worldwide.

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

Employees – As of December 31, 2016, we did not have any full-time or part-time employees. Our two directors and officers work as part-time consultants and devote approximately 20 hours per week to our business. We also retain consultants for the design and construction of our planned website. In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website. If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, and administration and data management for our business. The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions. We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the snack and food industry. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of December 31, 2016, Mr. Patrick Gosselin loaned the Company $18,517, Gosselin Consulting Group, Inc. loaned the Company $4,380. The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $22,897 as of December 31, 2016.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011. All of our activity through August 6, 2015 involved business development efforts, planning, acquiring of, and developing product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products. Upon filing of an 8K in August 2015, the Company has changed its business direction to focus on the manufacturing, distribution, sales and marketing of healthier snacks and food products.

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

Six month period ended December 31, 2016 compared to the Six month period ended December 31, 2015:

The Company generated no revenues for the six month period ended December 31, 2016 and 2015. Cost of goods sold for the six month period ended December 31, 2016 and 2015 was none. Gross margin on sales of product was none for the six months ended December 31, 2016 and 2015.

Consulting and other expense for the six month period ended December 31, 2016 was $34,475 compared to $47,830 for the six month period ended December 31, 2015. For the six month period ended December 31, 2016, this consisted primarily of consulting expenses of $2,188, audit and accounting expenses of $12,500, legal expenses of $5,400, and costs associated with being a publicly reporting company of $14,387, compared to the six month period ended December 31, 2015, which comprised of consulting expenses of $1,500, audit and accounting expenses of $16,450, legal expenses of $7,500 and costs associated with being a publicly reporting company of $22,380.

For the six months ended December 31, 2016, and for the six months ended December 31, 2015 we recognized interest expense of $4,874 and $0, respectively.

For the six months ended December 31, 2016, and for the six months ended December 31, 2015 we experienced a loss from operations after taxes of $62,404 and $47,830, respectively. Net loss per share for the six months ended December 31, 2016 and 2015 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since executing the license agreement, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, as well as initiating marketing and sales relationships.

Cash Flows

Operating Activities

Net cash used in operating activities for the six months ended December 31, 2016 was $27,562 compared to net cash used in operating activities of $14,912 for the six months ended December 31, 2015.

Investing Activities

Net cash used in investing activities for the six months ended December 31, 2016 and 2015 was $0.

Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2016 was $3,831 compared to net cash provided by financing activities for the six months ended December 31, 2015 was $15,004.

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

On December 31, 2016, we owe $50,335 in connection with legal fees, professional services, website development, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of December 31, 2016, we owe a total of $22,897 to related parties and $40,651 to third parties for general business expenses, professional fees and other costs related to being a public company. There are no other significant liabilities recorded at December 31, 2016.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending December 31, 2016

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

Dated: February 22, 2017

PURESNAX INTERNATIONAL, INC.

(the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer