Form 10-Q/A
period 2016-12-31
PURESNAX INTERNATIONAL, INC.
filed 2017-02-24
CIK 1527702

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

The number of shares of the registrant’s common stock outstanding as of December 31, 2016 was 198,369,644 shares.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–Q/A to Pure Snax, Inc.’s quarterly report on Form 10–Q for the period ended December 31, 2016, filed with the Securities and Exchange Commission on February 23, 2017 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

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

Dated: February 23, 2017

PURESNAX INTERNATIONAL, INC.

               (the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin, President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer

3