Form 10-K/A
period 2016-06-30
PURESNAX INTERNATIONAL, INC.
filed 2017-05-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number: 333-183870

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes  X .No      .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes  X .No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      .No  X .

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016 was $31,375,882.56 based on a $0.30993 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

354,188,708 common shares as of April 27, 2017.

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

Our Current Business

By exploiting the rights to the trademarks acquired through a license agreement we intend to manufacture, distribute, sell and market various products within the health foods and snacks industry.

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

Products and Services

We intend to sell all product categories manufactured by PSC with an initial focus on the following.

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

Wow Rice Delites

Rice Delites are a healthy snack, which is also considered to be a functional food due to the ingredients that are contained in Rice Delites. They are sugar free, nut and peanut free, gluten free, gelatin free and kosher. Available in original vanilla and strawberry flavours.

Wow Naturally Flavoured Coated Popcorn

Almost everyone loves popcorn! Popcorn on its’ own is healthy. According to the Mayo Clinic just 3 cups of Popcorn will provide you with 3.5 grams of fiber. The toppings on Popcorn are what make it unhealthy.

People were first introduced to junk food over 100 years ago with the introduction of the combination of molasses and peanuts with popcorn. By carefully preserving taste and the “candied shell coating” around the popcorn, the crunch and taste of our delicious flavours will have you longing for another bite of this nutritious and functional food snack. Available in cherry (Chomping Cherry) and blueberry (Blueberry Burst).

Jams – sweetened with Xylitol

We take fresh juicy fruits and add just the right amount of fresh ingredients to produce one of the healthiest and very good tasting jams sweetened with Xylitol. Available in blueberry, raspberry, peach, apricot, mountain berry and strawberry.

Ketchup and Sauces – sweetened with Xylitol

Our ketchup a low carb and healthy. It is made with the great tasting healthy natural sweetener, Xylitol, and organic tomato paste. Our unique barbeque sauces add a hearty flavour to red meats, chicken and fish. Unlike most barbeque sauces that are filled with corn syrups and sugars, our Hickory Maple and our Honey Mustard Barbeque sauces are sugar-free and gluten-free.

Consumer Direct Segment

This will be carried out primarily via online Internet marketing that will include a combination of Websites (an e-commerce site: www.puresnax.com, numerous targeted landing page sites, and “squeeze page” sites), email campaigns, banner advertising, affiliate programs, search engine optimization, blogs, forums, newsletters / e-zines, resource information areas, pay per click campaigns, and follow up / thank you message add-on sales offers. We also intend to explore several additional marketing venues such as direct mail, catalogue sales, consumer expos (home shows, health shows, food shows, fitness, anti-aging, etc.), print media / advertorials, infomercials (TV and radio), and at various festivals, product placements, talk shows, etc.

Our target markets include the general public, obese/weight conscious persons, diabetics and those with insulin resistance, kids (especially those who are overweight/obese, diabetic, insulin resistant, challenged by tooth decay, and all kids with health-conscious parents), health and/or fitness conscious people, the elderly, especially those with weight and/or blood sugar problems.

Market Overview

We believe there is a convergence of factors that make the Health Snack food industry one of the best investments over the coming decades.

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

•

A growing realisation of the limitations of modern - high-tech medical approaches when dealing with chronic, unhealthy, “Life-Style Induced” diseases

•

The general population’s willingness to spend more on quality foods & nutrients that provide functional health benefits

Worldwide:

Our co-packers currently ship worldwide under various Private Label Programs. Part of our plan is to work in concert with our co-packers and introduce our product lines into those Private Label programs and expand upon their existing distribution channel.

Size of Market – Crispy Marshmallow Squares

The marshmallow square market is estimated to be a £39 million brand eaten by 3.5 million UK households. In Canada it is a $70 million market, represented by Kellogg’s for $48 million, $10 million in Private Label, $5 million for Vachon and Saputo and $2 million for Little Debbie and regional players. The US market is approximately $1 Billion.

Wholesale Segment

The Company’s objective is to build an ongoing revenue stream through the distribution of our brands and Private Label programs such as various store brands. Our strategy is to generate strong profit growth in mass retail including the drug store channels as well as vending, school, health food, boutique and mass markets.

Core Services Segment

The Core Services segment will provide product design, distribution, marketing, e-commerce and other overhead resources to the Wholesale and Consumer Direct segments.

Design and Product Development

Mr. Gosselin (CEO), is our principal designer and leads the vision of the Company. Products are currently in conceptualization phase, and the company intends to begin research and development at a later date. The development of our products from concept through manufacturing is engineered to be healthy also provide a great taste profile.

Sources and Availability of Raw Materials

We outsource all of our production and fulfillment in order to maintain management’s focus on new product and market development. However, we believe our commitment to the quality and consistency of our products is reflected in the selection of all aspects of production. All our products are processed by manufacturers with which we have long standing relationships. To our knowledge, each follows the strictest Good Manufacturing Practices (GMPs) and quality controls to ensure purity in all of our products. We use facilities that meet or exceed our standards and we source some of our raw materials directly from a variety of sources.

Quality Control

Our quality control program is designed to ensure that products meet our high quality standards. Random inspections of our products occur when our products are received in our distribution center. We believe that our quality control policy is integral in maintaining the quality, consistency and reputation of our products.

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

PureSnax International intends to leverage its relationships in the industry to develop in store promotional displays strategically located in retail stores to raise awareness about the availability of our products as well as perform on-site demos to educate the public on the benefits of eating healthier snack options.

Our marketing will consist of a variety of channels including: national and international print advertising, strategic outdoor advertising, in-store advertising, digital advertising, guerilla marketing, involvement in the community and social media. This mix of media and channels is designed to support the brand's growth across diverse consumer groups and markets.

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

We anticipate that a majority of our resources will be positioned towards marketing and promotions up to the first year of roll out into the United States and after that time, the fruits of our efforts will convert into profitable sales. The process is to work in concert with strategic distributors, wholesalers and retailers along with essential store visits and demo programs to initiate purchase orders. In the example of Wow it’s not Sugar! Xylitol, the lack of after taste along with it being a functional food, the conversion is relatively easy even with a premium price.

We have also identified strategic acquisitions in the area of manufacturing and product development, which could compliment our product line to supplement and support our plans for explosive revenue.

Over the next five years, we anticipate that our growth strategy will focus on the following five key areas:

Increase Global Wholesale Sales

A delegation of our group went overseas to explore this market for our products. We visited; England, Scotland, Northern Ireland, Republic of Ireland and Spain and found overwhelming support for our products and specifically WOW! Rice Delites. We believe this represents an expanded opportunity based on the Current Exchange rates between the U.S. Dollar against the Sterling Pound and the Euro. We believe there is a greater opportunity to achieve larger profits. Another delegation traveled to South Korea and South America to conduct additional market research. Once again, support for our products was overwhelming. PureSnax International, Inc., has recognized that the lowest hanging fruit is mass retail with a “under the radar” approach. Strong new nutritional regulations in U.S. schools, has also provided Pure Snax International with a unique opportunity.

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

Vending Machines and Schools

We believe PureSnax International, Inc is able to compete with the bigger snack companies by participating in markets they have difficulty quickly accessing. They have a limited number of products that are able to meet the healthy guidelines established in the United States. According to kidsfoodtrends.com, we believe there are some interesting trends that point to the enormous opportunities for marketers of Healthy Snack Foods:

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

The Company has exited their License Agreement with the Canadian Licensor as of March 8, 2017 and will no longer represent that brand.

Competition

The major players in the snack food industry continue to manufacture and develop products contain sugar or artificial sweeteners as well as being high in fat. We believe we are pioneers in the snack industry and intend to strengthen our position through integrity and creating a high barrier to entry in terms of product design. PureSnax International will continue to expand and build product lines through different brands and private label agreements as well as continue to develop proprietary products. We do not have patents on our proprietary technology (our recipes, nor our processes) and we choose to protect this methodology by using trade secrets so that they are not easily discovered.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since September 23, 2015 under the symbol “PSNX”.

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

As of June 30, 2016, we had limited assets which consisted of cash and cash equivalents of $23,790, and inventory of $9,197. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

Results of Operations for our Years Ended June 30, 2016 and 2015

Our net loss for the years ended June 30, 2016 and 2015 are summarized as follows:

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting expenses	106,444	34,210
Marketing expenses	23,322	-
Website and hosting	5,079	-
Other expenses	40,028	1,867
Total expenses	174,873	36,077

Other Income/(Expense):
Interest expense	(25,993)	(994)
Derivative expense	(13,401)	-
Change in derivative liability	(30,780)	-
Gain on relief of debt	-	5,000
Total other income/(expense)	(70,174)	4,006

Net loss before income tax	(245,047)	(32,071)
Provision for income tax	-	800
Net loss	$(245,047)	$(32,871)

Basic and diluted income/(loss) per share	$-	$-

Weighted average common shares outstanding - basic and diluted	150,733,517	400,000,000

“See accompanying notes to the financial statements.”

Revenue

The Company has not earned any revenue during fiscal years ended June 30, 2016 and 2015.

Expenses

Consulting and other expense

Consulting and other expenses were $146,472 and $36,077, respectively, for the fiscal years ended June 30, 2016 and June 30, 2015. For the year ended June 30, 2016, this consisted primarily of consulting expense of $2,500, audit, legal and accounting, and other costs associated with being a publicly reporting company of $103,944, and other expenses of $40,028, compared to the year ended June 30, 2015 where we incurred $11,150 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $23,060, and other expenses of $1,867.

Sample/marketing expense

Sample and marketing related expenses were $23,322 and $0, respectively, for the fiscal years ended June 30, 2016 and June 30, 2015. Sample and marketing expenses are costs incurred in producing sample products and the placement of samples with potential marketing partners, customers, distributors and retail establishments. Sample product is recorded at cost and removed from inventory.

Interest Expense

During the fiscal year ended June 30, 2016, we recognized interest expense of $25,993, which consisted of $3,008 from convertible notes payable and $22,985 from amortization of debt discount. Interest expense for the fiscal year ended June 30, 2015 was $994. This interest was associated to a loan with our pervious Chief Executive Officer and President, Mr. Cenia.

Derivative expenses were $13,401 and $0, respectively, for the fiscal years ended June 30, 2016 and 2015. In 2016, these expenses consisted of OID expenses included in the three convertible notes agreement signed by the Company.

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

Net Loss

We recognized a net loss of $245,047 for the fiscal year ended June 30, 2016 as compared to net loss of $32,871 for the fiscal year ended June 30, 2015. Net income and net loss for the fiscal years ended June 30, 2016 and June 30, 2015, respectively, included various costs associated with product development which are not capitalized. The company has been preparing for production, which required investment in packaging and raw materials. The company also incurred increased accounting, auditing and legal expenses through the period.

Liquidity and Financial Condition

As of June 30, 2016, and 2015, we had $23,790 and $0 in cash and cash equivalents, respectively. As of June 30, 2016, we had a working capital deficit of $173,557 and an accumulated deficit of $309,677. Our cash position is not significant enough to support our daily operations. Management believes that the actions presently being taken to further refine its business plan and produce inventory to generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will accomplish either. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations or obtain adequate financing.

Cash Flows

Operating Activities

 Net cash used in operating activities for the fiscal year ended June 30, 2016 was $145,476 compared to net cash used in operating activities of $35,233 for the fiscal year ended June 30, 2015. Prior to August 2015, the company was in shell status and didn’t need a lot of operating cash to maintain operations. Since the company came out of shell status it has started operating and executing its business plan which requires an increase in operating expenses.

Investing Activities

Net cash used in investing activities for the fiscal years ended June 30, 2016 and 2015 was $0.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2016 was $169,266. Cash provided by financing activities for the fiscal year ended June 30, 2015 was $35,233. The company came out of shell status during the period and started trading on OTCPINK under the symbol PSNX which allowed the company generate investments into the company.

Plan of Operation

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $245,047 for the year ended June 30, 2016 and has produced no revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

The company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative instruments as of June 30, 2015. As of June 30, 2016, the Company’s derivative financial instruments were three convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance. See Note 7.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2016, all of our potentially dilutive securities outstanding are anti-dilutive and accordingly, basic loss and diluted loss per share are the same.

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

PureSnax International, Inc.

June 30, 2016

Index

Report of Independent Registered Public Accounting Firm

F–1

Balance Sheets

F–4

Statements of Operations

F–5

Statements of Stockholder’s Deficit

F–6

Statements of Cash Flows

F–7

Notes to the Financial Statements

F–8

Boyle CPA, LLC

Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of PureSnax International, Inc.

I have audited the accompanying balance sheet of PureSnax International, Inc. (the “Company”) as of June 30, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureSnax International, Inc. as of June 30, 2016, and the results of its operations and its cash flows for the year ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

May 12, 2017

Bayville, NJ

PLS CPA, A PROFESSIONAL CORPORATION

t4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Pure Snax International, Inc.

We have audited the accompanying balance sheets of Pure Snax International, Inc. (the “Company”) as of June 30, 2015, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Snax International, Inc. as of June 30, 2015, and the result of its operations and its cash flows for the years ended June 30, 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________________

PLS CPA, A Professional Corp.

October 13, 2015

San Diego, CA. 92111

PLS CPA, A PROFESSIONAL CORPORATION

t4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

May 12, 2017

To Whom It May Concern:

We consent to the incorporation by reference in the registration statements of Pure Snax International, Inc. of our report dated October 13, 2015, with respect to the balance sheets as of June 30, 2015, and the related statements of income, cash flows, and shareholders’ deficit for the fiscal years period ended June 30, 2015, which appears on June 30, 2016 Form 10-K of Pure Snax, Inc.

Very truly yours,

/s/PLS CPA

____________________________

PLS CPA, A Professional Corp.

San Diego, CA 92111

PureSnax International, Inc.

Balance Sheets

(Expressed in US Dollars)

	June 30, 2016	June 30, 2015
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,790	$-
Prepaid Expenses	3,834	-
Inventory	9,197	-
Total Current Assets	36,821	-

OTHER ASSETS:
Total Other Assets	-	-

TOTAL ASSETS	$36,821	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts Payable and Accrued expenses	$46,579	$8,143
Loans – related party	19,066	1,800
Convertible notes payable, net	32,490	-
Derivative liability	112,243	-
TOTAL LIABILITIES	210,378	9,943.00

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares and none issued and outstanding at June 30, 2016 and June 30, 2015, respectively	1,000	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 100,235,564 and 400,000,000 shares issued and outstanding at June 30, 2016 and June 30, 2015, respectively	100,235	400,000
Additional paid-in capital	34,885	(345,313)
Accumulated deficit	(309,677)	(64,630)
TOTAL STOCKHOLDERS’ DEFICIT	(173,557)	(9,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$36,821	$-

“See accompanying notes to the financial statements.”

PureSnax International, Inc.

Statements of Operations

(Expressed in US Dollars)

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Professional Fees and consulting expenses	106,444	34,210
Marketing expenses	23,322	-
Website and hosting	5,079	-
Other expenses	40,028	1,867
Total expenses	174,873	36,077

Other Income/(Expense):
Interest expense	(25,993)	(994)
Derivative expense	(13,401)	-
Change in derivative liability	(30,780)	-
Gain on relief of debt	-	5,000
Total other income/(expense)	(70,174)	4,006

Net loss before income tax	(245,047)	(32,071)
Provision for income tax	-	800
Net loss	$(245,047)	$(32,871)

Basic and diluted income/(loss) per share	$-	$-

Weighted average common shares outstanding - basic and diluted	150,733,517	400,000,000

“See accompanying notes to the financial statements.”

PureSnax International, Inc.

Statement of Changes in Stockholders’ Deficit

For the Years Ended June 30, 2016 and 2015

(Expressed in US Dollars)

					Additional
	Common Stock	Preferred Stock	Common Stock	Preferred Stock	Paid-in Capital	Accumulated Deficit
	Shares	Shares	Amount	Amount	Amount	Amount	Total

Balance – June 30, 2014	400,000,000	-	$400,000	$ -	$(412,601)	$(31,759)	$(44,360)

Debt forgiveness from shareholder	-	-	-	-	67,288	-	67,288
Net loss for the year	-	-	-	-	-	(32,871)	(32,871)

Balance – June 30, 2015	400,000,000	-	400,000	-	(345,313)	(64,630)	(9,943)

Exchange of common stock for preferred shares	(300,000,000)	1,000,000	(300,000)	1,000	299,000	-	-
Issuance of common stock for cash	161,766	-	161	-	54,839	-	55,000
Cashless exercise of warrant	73,798	-	74	-	26,359	-	26,433
Net loss for the year	-	-	-	-	-	(245,047)	(245,047)

Balance – June 30, 2016	100,235,564	1,000,000	$100,235	$1,000	$34,885	$(309,677)	$(173,557)

“See accompanying notes to the financial statements.”

PureSnax International, Inc.

Statements of Cash Flows

(Expressed in US Dollars)

	For the Year Ended June 30, 2016	For the Year Ended June 30, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(245,047)	$(32,871)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization of debt discount	22,985	-
Gain on Debt Relief	-	(5,000)
Derivative expense	44,181	-
Changes in assets and liabilities
(Increase)/decrease in prepaid	(3,834)	-
(Increase)/decrease in inventory	(9,197)	93
Increase/(decrease) in accrued expenses and accounts payable	45,436	2,545
Net cash used in operating activities	(145,476)	(35,323)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from issuance of common stock	55,000	-
Repayment of short term borrowings	(7,000)	-
Proceeds from loan – related parties	17,266	35,233
Proceeds from loan – third party	104,000	-
Net cash provided by financing activities	169,266	35,233

CHANGE IN CASH	23,790	-
CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$23,790	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$800
Non-cash investing and financing activities:
Exchange of Issuance of preferred stock (300M)	$(300,000)	$-

Exchange of Issuance of preferred stock (1M)	$1,000	$-

“See accompanying notes to the financial statements.”

PureSnax International, Inc.

Notes to Financial Statements

(Expressed in US Dollars)

1.

Nature of Business and Continuance of Operations

B-Maven, Inc. (the “Company”) was incorporated in the State of Nevada on June 24, 2011. The Company was initially in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form what we believed to be an advanced beauty treatment using all natural ingredients.  The Company has limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  The Company has changed its name with the State of Nevada from B-Maven, Inc to PureSnax International, Inc., on July 29th, 2015.  Upon execution of the License Agreement as described in above, the Company has changed its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

2.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through June 30, 2016, the Company has incurred accumulated losses totalling $309,677. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As of June 30, 2016, we had limited assets which consisted of cash and cash equivalents of $23,790, and inventory of $9,197. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

3.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is June 30.

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

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.  The company has no cash equivalents.

2.

Summary of Significant Accounting Policies (continued)

d)

Cash and Cash Equivalents

The company evaluates all its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative instruments as of June 30, 2015. As of June 30, 2016, the Company’s derivative financial instruments were three convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance. See Note 7.

e)

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

At June 30, 2016 and 2015, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of June 30, 2016		Fair Value Measurements at June 30, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$112,243	$0	$0	$112,243
Total	$112,243	$0	$0	$112,243

Description	Fair Value As of June 30, 2015		Fair Value Measurements at June 30, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$0	$0	$0	$0
Total	$0	$0	$0	$0

f)

Inventory

Inventory for the fiscal years ended June 30, 2016 and 2015 were $9,197 and $0, respectively. As of June 30, 2016, the inventory consisted of finish goods inventory of $9,197. The Company uses FIFO method to account for its inventory. The Company’s policy for obsolete inventory is based on periodical reviews of the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

g)

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2016, the Company has anti-dilutive shares totaling 520,030 and also potentially dilutive securities outstanding and accordingly, basic loss and diluted loss per share are the same.

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

The following table presents the computation of basic and diluted net loss per share:

	Years Ended June 30
	2016	2015

Net loss attributable to PureSnax	$(245,047)	$(32,871)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(245,047)	$(32,871)

Weighted average common shares outstanding - basic and diluted	150,733,517	400,000,000

Loss per share - basic and diluted	$(0.0016)	$(0.0001)

h)

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

4.

Related Party Transactions

a)

At June 30, 2016, Mr. Patrick Gosselin loaned the Company $14,686, and Gosselin Consulting Group, Inc. loaned the Company $4,380.  Gosselin Consulting Group, Inc., is a private Canadian company that is owned by Mr. Patrick Gosselin.  The amounts owed are unsecured, non-interest bearing with interest imputed at 2.47% per annum, and have no specified repayment terms. The loan to related parties is $19,066 as of June 30, 2016.

b)

The licensed trademark “Wow it’s not sugar!” has been approved in Canada and submitted in the United States.  Final approval in the United States is pending issuance of the trademark in Canada as of March 31, 2016.

5.

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

On September 21, 2015, Patrick Gosselin executed an agreement whereby an aggregate of 300,000,000 common stock shares would be cancelled in exchange for the issuance of 1,000,000 shares of Series A Convertible Preferred stock.

On September 29, 2015 the Company filed an amendment to its certificate of designation whereby its Series A Convertible Preferred Stock authorized was increased to 1,000,000 shares with a par value of $0.001 per share, Senior liquidation preference to all junior shares, Convertible into common shares at a ratio of one Series A Preferred to 120 common shares, Right to vote for each share of common stock into which a convertible share could be converted, No redemption rights, Certain protective provisions, and No pre-emptive rights.

On February 24, 2016, the Company issued to Typenex Co-Investment, LLC, 85,662 common stock purchase warrants, with a term of three years, at an exercise price of $0.271 per share. This was in connection with the Promissory convertible note the Company issued to Typenex Co-Investment, LLC.

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

On May 13, 2016, Typenex Co-Investment, LLC elected to convert warrant # 1 with a fair market value of $26,433 into 73,798 shares of the Company’s common stock, at an exercise price of $0.35789 per share.

On June 7, 2016, the Company issued to Typenex Co-Investment, LLC, 31,852 common stock purchase warrants, with a term of three years, at an exercise price of $0.69 per share.

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at June 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at June 30, 2014	0	$0	0	$0
Granted	0	0	0	0
Exercised	0	0	0	0
Outstanding at June 30, 2015	0	0	0	0
Granted - Warrant 1	73,798	0.36	3.01	0
Exercised - Warrant 1	(73,798)	(0.36)		0
Granted - Warrant 2	76,501	0.18	2.67	0
Outstanding at June 30, 2016	76,501	$0.18	2.67	$0
Exercisable at June 30, 2016	76,501	$0.18	2.67	$0

Most of the above warrants were issued in connection to conversion of convertible notes from Typenex Co-Investment, LLC. When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at June 30, 2016 is as follows:

Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
76,501	$0.18	76,501	$0.18

6.

Convertible Notes Payable

The Company issued convertible notes payable in 2016. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the notes can be convertible at holder’s discretion into common shares of the Company stock.

The Company’s convertible notes payable are as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30,2016

Note 1 - EMA	February 5, 2016	February 6, 2017	10%	$30,000	$30,000
Note 2 - Typenex	February 24, 2016	March 24, 2017	10%	32,500	32,500
Note 3 - Pinz	March 1, 2016	March 1, 2017	10%	30,556	30,556
Note 4 - Typenex	June 7, 2016	March 24, 2017	8%	27,500	27,500

Total					120,556

Debt Discount					(88,066)

Net balance					$32,490

As of June 30, 2016, convertible notes payables had a balance of $32,490 and only one convertible note, Note 2 was converted into common shares of the Company’s stock

The company adopted the provision of FASB ASC Topic, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”), as the convertible note agreement contained certain provision that the convertible note failed to pass the “fixed for fixed” criteria of the ASC 815, the conversion feature of the convertible debt should have to be bifurcated and recorded separately until the conversion date.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represent fair value of embedded derivative movement from the date of issuance to June 30, 2016.

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value 2016	Fair Value at June 30, 2016
Note 1 – Issued in 2016	$45,072	$5,918	$50,990
Note 2 – Issued and Converted in 2016	16,773	(16,773)	-
Note 3 – Issued in 2016	28,885	12,345	41,230
Note 4 – Issued in 2016	17,166	2,857	20,023

Total		$4,347	$112,243

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

The Company determined an initial derivative liability of $45,072, which is recorded as a derivative liability as of the date of issuance while also recording an $30,000 debt discount on its balance sheet and $15,072 derivative expense on its profit and loss in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term.

Typenex Convertible Note Transaction

a)

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

The Company determined an initial derivative liability of $16,773, which is recorded as a derivative liability as of the date of issuance while also recording an $16,773 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term.

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

The Company determined an initial derivative liability of $17,166, which is recorded as a derivative liability as of the date of issuance while also recording an $17,166 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term.

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

The Company determined an initial derivative liability of $28,885, which is recorded as a derivative liability as of the date of issuance while also recording an $30,556 debt discount on its balance sheet, and $(1,671) derivative expense on its profit and loss in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one year term.

7.

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at June 30, 2016 was as follows:

Pinz Capital	Inception	June 30, 2016
Stock price	$0.27	$0.31
Risk free rate	0.68%	0.45%
Volatility	110.01%	153.85%
Exercise prices	$0.16	$0.15
Terms (years)	1.00	0.66

EMA Financial	Inception	June 30, 2016
Stock price	$0.33	$0.31
Risk free rate	0.55%	0.45%
Volatility	107.57%	153.85%
Exercise prices	$0.14	$0.13
Terms (years)	1.01	0.66

Typenex - Warrant 1	Inception	May 13, 2016 (exercise date)
Stock price	$0.27	$0.82
Risk free rate	0.90%	0.91%
Volatility	110.01%	126.75%
Exercise prices	$0.19	$0.41
Terms (years)	3.01	2.8

Typenex - Warrant 2	Inception	June 30, 2016
Stock price	$0.69	$0.31
Risk free rate	0.94%	0.71%
Volatility	129.67%	153.85%
Exercise prices	$0.43	$0.18
Terms (years)	2.73	2.67

The convertible notes were not repaid during the year ended June 30, 2016

The following table represents the Company’s derivative liability activity for the embedded conversion features for the years ended June 30, 2016 and 2015:

Derivative liability balance, June 30, 2015	-
Issuance of derivative liability during the year ended June 30, 2016	$107,896
Change in derivative liability during the year ended June 30, 2016	$4,347
Derivative liability balance, June 30, 2016	$112,243

8.

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

At June 30, 2016 and 2015 the Company had net operating loss carry forwards of approximately $245,047 and $32,871 respectively, that may be offset against future taxable income, if any, rateable through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax assets of at each date of $85,766, and $11,505 created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in the 2016 and 2015 was $74,261 and $2,700, respectively.

The effects of the temporary differences that gives rise to significant portions of the deferred tax assets at June 30, 2016 and 2015 are as follows:

	June 30,	June 30,
	2016	2015
Deferred income tax assets
Federal	$85,766	$11,505
Valuation allowance	(85,766)	(11,505)

Net deferred income tax assets	$-	$-

There is no current or deferred tax expense for the years ended June 30, 2016 and 2015. The Company has not filed tax returns however management believes there are no taxes dues as of June 30, 2016 and 2015.

There was no Federal income tax expense for the years ended June 30, 2016 and 2015 due to the Company’s net losses. There are no state taxes in the State of Nevada.

The company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

The tax years that remain subject to examination by major taxing jurisdictions are those for the tax years of 2016, 2015 and 2014.

The Company has net operating loss carry forwards of $309,677, which expire commencing in 2035.

9.

Subsequent Events

On August 22, 2016, EMA Financial, LLC (the holder), elected to convert $7,000 of the principal outstanding amount of $30,000 convertible promissory note issued by the Company on February 5, 2016, into 200,000 shares of the Company’s common stock at a conversion price of $0.035. The holder principal outstanding amount after conversion is $23,000.

On August 26, 2016, Typenex Co-Investment, LLC (the holder), elected to convert $20,000 of the principal outstanding amount of $60,000 convertible promissory note issued by the Company on February 24, 2016, into 332,779 shares of the Company’s common stock at a conversion price of $0.0601.  The holder principal outstanding amount after conversion is $40,000

On September 13, 2016, EMA Financial, LLC (the holder), elected to convert $4,392.50 of the principal outstanding amount of $23,000 convertible promissory note, into 500,000 shares of the Company’s common stock at a conversion price of $0.008785 The holder principal outstanding amount after conversion is $18,607.50.

On September 16, 2016, Pinz Capital International, LP (the holder), elected to convert $10,000 of the principal outstanding amount of $30,556 convertible promissory note issued by the Company on March 1, 2016, into 664,010 shares of the Company’s common stock at a conversion price of $0.01506. The holder principal outstanding amount after conversion is $20,556.

On September 20, 2016, Typenex Co-Investment, LLC (the holder), elected to convert $15,019,14 of the principal outstanding amount of $40,000 convertible promissory note issued by the Company on February 24, 2016, into 999,943 shares of the Company’s common stock at a conversion price of $0.01502.  The holder principal outstanding amount after conversion is $24,980.86

On September 27, 2016, Pinz Capital International, LP (the holder), elected to convert $7,500 of the principal outstanding amount of $20,556 convertible promissory note issued by the Company on March 1, 2016, into 1,785,714 shares of the Company’s common stock at a conversion price of $0.0042. The holder principal outstanding amount after conversion is $13,056.

On September 28, 2016, EMA Financial, LLC (the holder), elected to convert $1,617.00 of the principal outstanding amount of $18,607.50 convertible promissory note, into 1,650,000 shares of the Company’s common stock at a conversion price of $0.001. The holder principal outstanding amount after conversion is $16,990.50.

On October 14, 2016, Pinz Capital International, LP (the holder), elected to convert $5,000 of the principal outstanding amount of $13,056 convertible promissory note issued by the Company on March 1, 2016, into 2,976,190 shares of the Company’s common stock at a conversion price of $0.001680. The holder principal outstanding amount after conversion is $8,056.

On October 17, 2016, EMA Financial, LLC (the holder), elected to convert $5,370.40 of the principal outstanding amount of $16,990.50 convertible promissory note, into 5,480,000 shares of the Company’s common stock at a conversion price of $0.001. The holder principal outstanding amount after conversion is $11,620.10.

On October 25, 2016, Pinz Capital International, LP (the holder), elected to convert $9,656 of the principal outstanding amount of $8,056 (Plus interests) convertible promissory note issued by the Company on March 1, 2016, into 8,046,488 shares of the Company’s common stock at a conversion price of $0.0012. The holder principal outstanding amount after conversion is $0.

On October 25, 2016, EMA Financial, LLC (the holder), elected to convert $4,402.30 of the principal outstanding amount of $11,620.10 convertible promissory note, into 6,289,000 shares of the Company’s common stock at a conversion price of $0.001. The holder principal outstanding amount after conversion is $7,217.80.

On March 8, 2017, the Company has exited their License Agreement with the Canadian Licensor and will no longer represent that brand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer, Mr. Gosselin and Principal Financial Officer, Mr. Engler, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the Company’s Principal Executive Officer Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our current Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management, the Board of Directors and investors regarding reliable preparation and presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can only provide reasonable assurance with respect to reliable financial statement preparation and presentation.

A material weakness in internal control over financial reporting is a control deficiency, or a combination of control deficiencies, that result in there being more than a remote likelihood of material misstatement in the annual or interim financial statements would not be prevented or detected.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO) of 2013. Based on our assessment, we believe that, as of June 30, 2016, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below.

Control environment. We did not maintain an effective control environment. Specifically, (i) we did not have an audit committee, and (ii) we failed to maintain a sufficient complement of skilled personnel in the areas of accounting and financial reporting.

Segregation of duties. We did not maintain proper segregation of duties. Specifically, due to the limited personnel in the company, proper segregation of duties affecting expenditures, accounts payable, and cash disbursements was not maintained. Management identified multiple instances where a single employee was responsible for custody, initiating, recording, and/or approving transactions, as well as custody of assets.

Financial close and reporting. We did not maintain enough skilled accounting resources supporting the financial close and reporting processes to ensure (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) significant estimates and judgments were adequately supported, reviewed, approved and evaluated against actual experiences, (iii) effective and timely analysis and reconciliation of significant accounts, and (iv) a proper review of period close entries and procedures.

Changes in Internal Controls

There was a change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company appointed a CFO, Mr. Mark Engler, on November 6, 2015.

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

5. been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act (15 U.S.C. 78c(a) (26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

PureSnax International, Inc.
(Registrant)
Dated: May 15, 2017	/s/ Patrick Gosselin
Patrick Gosselin
President, Secretary, Treasurer and Director (Principal Executive Officer)

Dated: May 15, 2017	/s/ Mark Engler
Mark Engler
CFO and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2017	/s/ Patrick Gosselin
Patrick Gosselin
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: May 15, 2017	/s/ Mark Engler
Mark Engler
CFO and Director (Principal Financial Officer and Principal Accounting Officer)