Form 10-Q
period 2017-03-31
PURESNAX INTERNATIONAL, INC.
filed 2017-05-18
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2017

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

Copies of communications to:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No      .

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2017 was 329,188,708 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	March 31, 2017 (unaudited)	June 30, 2016 (unaudited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$29,681	$23,790
Refund Receivable	20,237	-
Prepaid Expenses	-	3,834
Inventory	12,187	9,197
Total Current Assets	62,105	36,821

TOTAL ASSETS	$62,105	$36,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$54,800	$46,579
Loans – related party	24,910	19,066
Convertible notes payable, net	173,690	32,490
Derivative liability	7,201	112,244
TOTAL LIABILITIES	260,601	210,379

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 4,250,000 shares authorized; 3,187,500 and 1,000,000 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	3,188	1,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 329,188,708 and 100,235,384 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	329,189	100,235
Additional paid in capital	3,948	34,885

Accumulated deficit	(534,821)	(309,678)
TOTAL STOCKHOLDERS’ DEFICIT	(198,496)	(173,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62,105	$36,821

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting expenses	49,987	115,352
Marketing expenses	190	-
Website and hosting	541	5,079
Other expenses	26,954	13
Total expenses	77,672	120,444

Other Income/(Expense):
Interest expense	(6,555)	(7,997)
Derivative expense	(58,290)	(44,514)
Change in derivative liability	(102,863)	1,065
Gain on license fees	20,237	-
Total other income/(expense)	(147,471)	(51,446)

Net loss before income tax	(225,143)	(171,890)
Provision for income tax	-	-
Net loss	$(225,143)	$(171,890)

Basic and diluted income/(loss) per share	$-	$-

Weighted average common shares outstanding - basic and diluted	348,796,491	190,545,455

PURESNAX INTERNATIONAL, INC.

 (Expressed in US Dollars)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	29,900	72,614
Marketing expenses	-	-
Website and hosting	332	-
Other expenses	12,964	-
Total expenses	43,196	72,614

Other Income/(Expense):
Interest expense	(1,681)	(7,997)
Derivative expense	(98,506)	(44,514)
Change in derivative liability	(39,592)	1,065
Gain on license fees	20,237
Total other income/(expense)	(119,542)	(51,446)

Loss before income tax	(162,738)	(124,060)
Provision for income tax	-	-
Net loss	$162,738)	$(124,060)

Basic and diluted income/(loss) per share	$-	$-

Weighted average common shares outstanding - basic and diluted	348,796,491	190,545,455

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(225,143)	$(171,890)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization of debt discount	-	7,138
Derivative expense	161,153	44,515
Change in derivative liability	-	(1,065)
Shares issued for organizational expenses	20,209	-
Changes in assets and liabilities
(Increase)/decrease in refund receivables	(20,237)	-
(Increase)/decrease in prepaid	3,834	-
(Increase)/decrease in inventory	(2,990)	(7,924)
Increase/(decrease) in accrued expenses and accounts payable	8,221	39,244
Net cash used in operating activities	(54,953)	(89,982)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from issuance of common stock	-	-
Deferred offering expenses	-	-
Proceeds from loan – related parties	5,844	13,923
Proceeds from loan – third party	55,000	76,500
Net cash provided by financing activities	60,844	90,423

CHANGE IN CASH	5,891	441
CASH AT BEGINNING OF PERIOD	23,790	-
CASH AT END OF PERIOD	$29,681	$441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:

Issuance(Cancellation) of Common Stock 20M and (300M)	$20,000	$(300,000)

Issuance of Preferred Stock 2.1M and 1M	$2,187	$1,000

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through March 31, 2017, the Company has incurred accumulated losses totalling $534,820. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

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

b. Use of Estimates and Assumptions - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected

c. Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of Nine months or less at the time of issuance to be cash equivalents. The company has no cash equivalents

d. Financial Instruments - Our Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and related party payables, notes payable. The fair value of our company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The carrying value of accounts payable and accrued liabilities and related party payables approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2017 the Company’s derivative financial instruments were four convertible debt notes, including one that included four convertible warrants that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance. As of March 31, 2016, the Company’s derivative financial instruments were three convertible debt notes, including one that included four convertible warrants that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

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

At March 31, 2017 and 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of March 31, 2017		Fair Value Measurements at March 31, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$173,69	$0	$173,690	$0
Total	$173,690	$0	$173,690	$0

Description	Fair Value As of March 31, 2016		Fair Value Measurements at March 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$100,950	$0	$100,950	$0
Total	$100,950	$0	$100,950	$0

e. Earnings (Loss) per Share - Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2017, all of our potentially dilutive securities outstanding are anti-dilutive and accordingly, basic loss and diluted loss per share are the same. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company's Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive; potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of convertible debt and warrants.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

The following table present the computation of basic and diluted net loss per share:

	For the Nine Months Ended March 31,
	2017	2016

Net loss attributable to PureSnax	$(225,143)	$(171,890)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(225,143)	$(171,890)

Weighted average common shares outstanding - basic and diluted	348,796,491	190,545,455

Loss per share - basic and diluted	$(0.0006)	$(0.0009)

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

To achieve that core principle, an entity should apply the following steps:

1)

Identify the contract(s) with a customer

2)

Identify the performance obligations in the contract

3)

Determine the transaction price.

4)

Allocate the transaction price to the performance obligations in the contract.

5)

Recognize revenue when (or as) the entity satisfies a performance obligation.

 The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guide, while retaining the related principles for those areas. The effective date and transition requirements for the amendments in ASU 2016-10 are for annual reporting periods beginning after March 31, 2017, including interim periods within that reporting period. FASB ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently assessing this guidance for future implementation.

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

As of March 31, 2017, Mr. Patrick Gosselin loaned the Company $20,030, Gosselin Consulting Group, Inc. loaned the Company $4,880. The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $24,910 as of March 31, 2017.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 1,000,000,000 shares of common stock with a par value of $0.001 per share and 4,250,000 shares of preferred stock with a par value of $0.001 per share.

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

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

On December 6, 2016, $5,000 of a convertible promissory note in the principal amount of $10,000 was converted into 40,000,000 shares of the company at a conversion rate of $0.00025. The note was issued to Stacey Y. Jenkins, Esq. in consideration for outstanding fees for services rendered to the company prior to March 21, 2016.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

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

On January 17, 2017, EMA Financial, LLC, elected to convert $4,650.10 of its convertible promissory note in the principal amount of $30,000, plus an additional principal on account of conversion of $5,569.90 into 10,220,000 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $2,478.38.

On January 20, 2017, Typenex elected to convert $10,601.53 of its convertible promissory note in the principal amount of $115,000 into 12,620,869 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $60,985.4.

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

On February 2, 2017 Typenex Co-Investment, LLC, elected to submit a True Up notice from a previous conversion of $18,0000 on (December 9, 2016) of its convertible promissory note in the principal amount of $115,000. The True Up notice called for an additional conversion of 4,447,439 shares of the company’s common stock at a conversion price of $0.00084.

On February 2, 2017, EMA Financial, LLC, elected to convert $3,498.10 of its convertible promissory note in the principal amount of $30,000, plus an additional principal on account of conversion of $3,640.88 into 7,138,979 shares of the company’s common stock at a conversion price of $0.001. The principal remaining after conversion was $0.

On February 16, 2017, $6,250 of a convertible promissory note in the principal amount of $8,020 was converted into 25,000,000 shares of the company at a conversion rate of $0.00025. The note was issued to Stacey Y. Jenkins, Esq. in consideration for outstanding fees for services rendered to the company prior to July 31, 2016.

On January 20, 2017, Typenex elected to convert $19,642.89 of its convertible promissory note in the principal amount of $115,000 into 23,311,777 shares of the company’s common stock at a conversion price of $0.001.

On January 20, 2017, Typenex elected to convert $5,255 of its convertible promissory note in the principal amount of $115,000 into 21,000,000 shares of the company’s common stock at a conversion price of $0.001.

On March 22, 2017, $1,770 of a convertible promissory note in the principal amount of $5,000 was converted into 7,080,000 shares of the company at a conversion rate of $0.00025. The note was issued to Stacey Y. Jenkins, Esq. in consideration for outstanding fees for services rendered to the company prior to March 21, 2016.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at March 31, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at June 30, 2015	-	-	-	-
Granted - Warrant 1	73,798	0.36	3.01	-
Exercised - Warrant 1	(73,798)	(0.36)	(0.36)	-
Granted - Warrant 2	76,501	0.18	2.67	-
Outstanding at June 30, 2016	76,501	$0.18	2.67	$-
Exercisable at June 30, 2016	76,501	$0.18	2.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Exercisable at March 31, 2017	76,501	0.00253	1.92	-

Most of the above warrants were issued in connection to conversion of convertible notes from Typenex Co-Investment, LLC. When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at March 31, 2017 is as follows:

Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
76,501	$0.00253	76,501	$0.00253

NOTE 5 – INVESTOR RELATIONS

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable in 2017 and 2016. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the note can be convertible at holder’s discretion into common shares of the Company stock.

The Company’s convertible notes payable is as follows:

					Balance at
Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	March 31, 2017

Note 4 Typenex	June 7, 2016	February 28, 2019	10%	$27,500	$27,500
Note 5 Typenex	February 2, 2017	February 28, 2019	8%	25,000	25,000
Note 5 Adar	February 8, 2017	February 8, 2018	8%	30,000	30,000
Total					$82,500
Debt Discount					(82,799)
Net balance					$7,201

As of March 31, 2017 and 2016, convertible notes payables had a balance of $7,201 and $9,901, respectively.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represent fair value of embedded derivative movement from the date of issuance to March 31, 2017.

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value 2016-17	Fair Value at March 31, 2017
Note 4 Typenex	$17,166	$(6,209)	$10,957
Note 5 Typenex	44,642	29,213	73,855
Note 6 Adar Bay	53,592	35,286	88,878
Total		$58,290	$173,690

EMA Convertible Note Transaction

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

On February 7, 2017, EMA completed the final conversion and hereby surrendered the Note to the Company.

Typenex Convertible Note Transaction

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

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

Adar Bay Note Transaction

On February 8, 2017, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $30,000. The note (i) is unsecured, and (ii) bears interest at rate of eight (8) percent per annum.

The principal is convertible into shares of the Company’s common stock at any time and from time-to-time at the instance of either the Company or the holder. The per-share conversion price is an amount equal to sixty percent (50%) of the lowest (20)-day volume weighted average closing bid price for the Company’s common stock, as reported in the Stock Market, for the twenty (20)-trading days immediately preceding the date of the notice of conversion, subject to downward adjustment in the event that the Company issues any securities at a price per share lower than the then-current conversion price, provided. The Company provided the holder with certain negative covenants and events of default, each standard for transactions of this nature.

Due to the "reset" and "dilutive issuance" clause in this note relating to the conversion price from dilutive share issuance, the Company has determined that the conversion feature is considered a derivative liability for the Company, which is detailed in Note 7.

The Company determined an initial derivative liability of $53,592, which is recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the one year term.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at March 31, 2017 was as follows:

Pinz Capital	Inception	March 31, 2017
Stock price	$0.27	$0.0013
Risk free rate	0.68%	1.03%
Volatility	110.01%	296.03%
Exercise prices	$0.16	$0.0005
Terms (years)	1	0

EMA Financial	Inception	March 31, 2017
Stock price	$0.33	$0.0013
Risk free rate	0.55%	1.03%
Volatility	107.57%	296.03%
Exercise prices	$0.14	$0.0004
Terms (years)	1.01	0

Warrant 2	Inception	March 31, 2017
Stock price	$0.69	$0.00
Risk free rate	0.94%	1.50%
Volatility	129.67%	296.03%
Exercise prices	$0.43	$0.0026
Terms (years)	2.73	1.92

Adar Bay	Inception	March 31, 2017
Stock price	$0.0023	$0.0013
Risk free rate	0.79%	1.03%
Volatility	284.69%	296.03%
Exercise prices	$0.0012	$0.004
Terms (years)	1	0.86

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

The convertible notes were not repaid during the nine months ended March 31, 2017

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended March 31, 2017 and for the year ended June 2016:

Derivative liability balance, June 30, 2016	$-
Issuance of derivative liability during the year ended June 30, 2016	112,243
Derivative liability balance, June 30, 2016	112,243

Issuance of derivative liability during the nine Months ended March 31, 2017	$55,000
Change in derivative liability during the nine Months ended March 31, 2017	6,447
Derivative liability balance, March 31, 2017	$173,690

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

For the nine months ended March 31, 2017 and 2016 the Company had net operating loss of approximately $225,143 and $171,890 respectively, that may be offset against future taxable income, if any, rateable through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax assets of at each date of $78,800, and $60,162 created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined.

The effects of the temporary differences that gives rise to significant portions of the deferred tax assets at March 31, 2017 and 2016 are as follows:

	March 31,	March 31,
	2017	2016
Deferred income tax assets
Federal	$78,800	$60,162
Valuation allowance	(78,800)	(60,162)

Net deferred income tax assets	$-	$-

There is no current or deferred tax expense for the nine months ended March 31, 2017 and 2016.

The company includes interest and penalties arising from the underpayment of income taxes in the consolidates statements of operations in general and administrative expenses.

NOTE 7 – SUBSEQUENT EVENTS

On April 12, 2017, Typenex Co-Investment, LLC elected to convert a portion of warrant # 2 with a fair market value of $6,256 into 25,000,000 shares of the Company’s common stock, at an exercise price of $0.00025 per share.

On May 2, 2017, Typenex Co-Investment, LLC elected to convert a portion of warrant # 2 with a fair market value of $5,380 into 21,500,000 shares of the Company’s common stock, at an exercise price of $0.00025 per share.

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

As of March 31, 2017, we had limited assets, which consisted of cash and cash equivalents of $29,681, and inventory of $12,187. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

Intellectual Property – The Company has exited their License Agreement with the Canadian Licensor as of March 8, 2017 and will no longer represent that brand. The Company will develop its own brand and marketing strategy.

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

Employees – As of March 31, 2017, we did not have any full-time or part-time employees. Our two directors and officers work as part-time consultants and devote approximately 20 hours per week to our business. We also retain consultants for the design and construction of our planned website. In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website. If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, and administration and data management for our business. The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions. We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

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

Use of Estimates - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the snack and food industry. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of March 31, 2017, Mr. Patrick Gosselin loaned the Company $20,030, Gosselin Consulting Group, Inc. loaned the Company $4,880. The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $24,910 as of March 31, 2017.

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

Nine-month period ended March 31, 2017 compared to the Nine-month period ended March 31, 2016:

The Company generated no revenues for the nine-month period ended March 31, 2017 and 2016. Cost of goods sold for the nine-month period ended March 31, 2017 and 2016 was none. Gross margin on sales of product was none for the nine months ended March 31, 2017 and 2016.

Consulting and other expense for the nine-month period ended March 31, 2017 was $49,987 compared to $115,352 for the nine-month period ended March 31, 2016. For the nine month period ended March 31, 2017, this consisted primarily of consulting expenses of $2,187, audit and accounting expenses of $24,500, legal expenses of $18,000, and costs associated with being a publicly reporting company of $5,300, compared to the nine month period ended March 31, 2016, which comprised of consulting expenses of $1,500, audit and accounting expenses of $39,450, legal expenses of $7,864, commission and license fees of 34,005 and costs associated with being a publicly reporting company of $32,533.

For the nine months ended March 31, 2017, and for the nine months ended March 31, 2016 we recognized interest expense of $6,555 and $7,997, respectively.

For the nine months ended March 31, 2017, and for the nine months ended March 31, 2016 we experienced a loss from operations after taxes of $225,143 and $171,890, respectively. Net loss per share for the nine months ended March 31, 2017 and 2016 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since executing the license agreement, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, as well as initiating marketing and sales relationships.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2017 was $54,953 compared to net cash used in operating activities of $89,982 for the nine months ended March 31, 2016.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2017 and 2016 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2017 was $60,844 compared to net cash provided by financing activities for the nine months ended March 31, 2016 was 90,423.

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

On March 31, 2017, we owe $79,710 in connection with legal fees, professional services, website development, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of March 31, 2017, we owe a total of $24,910 to related parties and $54,800 to third parties for general business expenses, professional fees and other costs related to being a public company. There are no other significant liabilities recorded at March 31, 2017.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending March 31, 2017

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

PURESNAX INTERNATIONAL, INC
(the registrant)

Dated: May 18, 2017	By: /s/ Patrick Gosselin
Patrick Gosselin
President, CEO, Principal Executive Officer, Treasurer, Chairman, Principal Financial Officer and Principal Accounting Officer