Form 10-Q/A
period 2016-09-30
PURESNAX INTERNATIONAL, INC.
filed 2017-06-15
CIK 1527702

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

Copies of communications to:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .. No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X ..

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes      .. No  X . .

The number of shares of the registrant’s common stock outstanding as of September 30, 2016 was 105,368,067 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	September 30, 2016 (unaudited)	June 30, 2016 (unaudited)
ASSETS
CURRENT ASSETS:
Cash or cash equivalents	$4,960	$23,790
Refund Receivable	3,295	-
Prepaid Expenses	1,072	3,834
Inventory	12,187	9,197
Total Current Assets	21,514	36,821

TOTAL ASSETS	$21,514	$36,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$51,770	$46,579
Loans – related party	20,930	19,066
Convertible notes payable, net	36,149	32,490
Derivative liability	77,069	112,244
TOTAL LIABILITIES	185,918	210,379

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	1,000	1,000
Common stock, $0.001 par value; 500,000,000 shares authorized; 105,368,067 and 100,235,384 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	105,368	100,235
Additional paid in capital	80,295	34,885
Accumulated deficit	(351,067)	(309,678)
TOTAL STOCKHOLDERS’ DEFICIT	(164,404)	(173,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,514	$36,821

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting expenses	14,749	21,781
Marketing expenses	190	-
Website and hosting	89	5,000
Other expenses	5,051	13
Total expenses	20,079	26,794

Other Income/(Expense):
Interest expense	(2,283)	-
Derivative expense	(3,659)	-
Change in derivative liability	(15,368)	-
Total other income/(expense)	(21,310)	-

Net loss before income tax	(41,389)	(26,794)
Provision for income tax	-	-
Net loss	$41,389)	$(26,794)

Basic and diluted income/(loss) per share	$(0.0004)	$(0.0003)

Weighted average common shares outstanding - basic and diluted	100,921,884	100,000,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2016 and notes thereto contained in our 10-K Annual Report filed on May 15, 2017.

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2016 (unaudited)

At September 30, 2016 and 2015, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of September 30, 2016		Fair Value Measurements at September 30, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$77,069	$-	$77,069	$-
Total	$77,069	$-	$77,069	$-

Description	Fair Value As of September 30, 2015		Fair Value Measurements at September 30, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

The following table present the computation of basic and diluted net loss per share:

	For the Three Months Ended September 30
	2016	2015

Net loss attributable to PureSnax	$(41,389)	$(26,794)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(41,389)	$(26,794)

Weighted average common shares outstanding - basic and diluted	100,921,884	100,000,000

Loss per share - basic and diluted	$(0.0004)	$(0.0003)

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

Notes to the Condensed Financial Statements

September 30, 2016 (unaudited)

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at June 30, 2015	-	-	-	-
Granted - Warrant 1	73,798	0.36	3.01	-
Exercised - Warrant 1	(73,798)	(0.36)	(0.36)	-
Granted - Warrant 2	76,501	0.18	2.67	-
Outstanding at June 30, 2016	76,501	$0.18	2.67	$-
Exercisable at June 30, 2016	76,501	$0.18	2.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Exercisable at September 30, 2016	76,501	0.18	2.41	-

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

The Company’s convertible notes payable is as follows:

					Balance at
Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	September 30,2016

Note 1 - EMA	February 5, 2016	February 6, 2017	10%	$30,000	$30,000
Note 2 - Typenex	February 24, 2016	March 24, 2017	10%	32,500	32,500
Note 3 - Pinz	March 1, 2016	March 1, 2017	10%	30,556	30,556
Note 4 - Typenex	June 7, 2016	March 24, 2017	8%	27,500	27,500
Total					120,556

Debt Discount					(84,407)

Net balance					$36,149

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

The convertible notes were not repaid during the three months ended September 30, 2016

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended September 30, 2016 and for the year ended June 2016:

Derivative liability balance, June 30, 2015	$-
Issuance of derivative liability during the year ended June 30, 2016	112,244
Derivative liability balance, June 30, 2016	112,244
Issuance of derivative liability during the three months ended September 30, 2016	$-
Change in derivative liability during the three months ended September 30, 2016	(35,175)
Derivative liability balance, September 30, 2016	$77,069

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

Government Regulation and Industry Standards

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ending September 30, 2016

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None

ITEM 6 – EXHIBITS

PureSnax International, Inc. includes by reference the following exhibits:

#2	Stock Purchase Agreement between Four Hawks Management Co. and Anna C. Jones, dated April 26, 2013
*3.1	Articles of Incorporation
*3.2	By-Laws
*10.1	Agreement between B-Maven, Inc., and its former counsel
*10.2	Agreement regarding Conflict of Interest
**10.3	Termination Agreement between B-Maven, Inc., and Gary B. Wolff, P.C.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	INS XBRL Instance Document
101	SCH XBRL Taxonomy Extension Schema
101	CAL XBRL Taxonomy Extension Calculation Linkbase
101	DEF XBRL Taxonomy Extension Definition Linkbase
101	LAB XBRL Taxonomy Extension Labels Linkbase
101	PRE XBRL Taxonomy Extension Presentation Linkbase

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

Dated: June 7, 2017

PURESNAX INTERNATIONAL, INC.

(the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin,

President, CEO,

Principal Executive Officer,

Treasurer, Chairman.

Dated: June 7, 2017

PURESNAX INTERNATIONAL, INC.

(the registrant)

By: /s/ Mark Engler

By: Mark Engler,

CFO, Principal Financial Officer

and Principal Accounting Officer