Form 10-Q/A
period 2016-12-31
PURESNAX INTERNATIONAL, INC.
filed 2017-06-15
CIK 1527702

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

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	December 31, 2016 (unaudited)	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash or cash equivalents	$59	$23,790
Prepaid Expenses	-	3,834
Inventory	12,187	9,197
Total Current Assets	12,246	36,821
OTHER ASSETS:
Intangible asset – Product formulas, net	-	-
Total Other Assets	-	-
TOTAL ASSETS	$12,246	$36,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$50,335	$46,579
Loans – related party	22,897	19,066
Convertible notes payable, net	29,416	32,490
Derivative liability	11,235	112,244
TOTAL LIABILITIES	113,883	210,379

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 4,250,000 shares authorized; 3,187,500 shares and 1,000,000 issued and outstanding at December 31, 2016 and June 30, 2016, respectively	3,188	1,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 198,369,644 and 100,235,384 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	198,369	100,235
Additional paid in capital	68,888	34,885
Accumulated deficit	(372,082)	(309,678)
TOTAL STOCKHOLDERS’ DEFICIT	(101,637)	(173,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,246	$36,821.00

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting expenses	24,627	25,450
Marketing expenses	190	-
Website and hosting	209	5,079
Other expenses	9,449	17,301
Total expenses	34,475	47,830

Other Income/(Expense):
Interest expense	(4,874)	-
Derivative expense	(4,357)	-
Change in derivative liability	(18,698)	-
Gain on relief of debt	-	-
Total other income/(expense)	(27,929)	-

Net loss before income tax	(62,404)	(47,830)
Provision for income tax	-	-
Net loss	$(62,404)	$(47,830)

Basic and diluted income/(loss) per share	$(0.0004)	$(0.0002)

Weighted average common shares outstanding - basic and diluted	148,241,424	235,326,087

See notes to the unaudited condensed financial statements

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the three	For the three
	months ended	months ended
	December 31, 2016	December 31, 2015

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	9,878	7,249
Website and hosting	120	79
Other expenses	4,398	13,708
Total expenses	14,396	21,036

Other Income/(Expense):
Interest expense	(2,591)	-
Derivative expense	(698)	-
Change in derivative liability	(3,330)	-
Total other income/(expense)	(6,619)	-

Loss before income tax	(21,015)	(21,036)
Provision for income tax	-	-
Net loss	$(21,015)	$(21,036)

Basic and diluted income/(loss) per share	$(0.0004)	$(0.0002)

Weighted average common shares outstanding – basic and diluted	148,241,424	235,326,087

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the Six Months Ended December 31, 2016	For the Six Months Ended December 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(62,404)	$(47,830)
Adjustments to reconcile net loss to cash (used in) operating activities:
Derivative expense	23,055	-
Shares issued for organizational expenses	2,188	-
Changes in assets and liabilities
(Increase)/decrease in prepaid	3,834	-
(Increase)/decrease in inventory	(2,990)	-
Increase/(decrease) in accrued expenses and accounts payable	8,755	32,918
Increase (decrease) in sales revenue received in advance	-	-
Net cash used in operating activities	(27,562)	(14,912)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from issuance of common stock	-	-
Deferred offering expenses	-	-
Proceeds from loan – related parties	3,831	15,004
Proceeds from loan – third party	-	-
Net cash provided by financing activities	3,831	15,004

CHANGE IN CASH	(23,731)	92
CASH AT BEGINNING OF PERIOD	23,790	-
CASH AT END OF PERIOD	$59	$92
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Issuance(Cancellation) of Common Stock 20M and (300M)	$20,000	$(300,000)

Issuance of Preferred Stock 2.1M and 1M	$2,188	$1,000

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through December 31, 2016, the Company has incurred accumulated losses totalling $372,082. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At December 31, 2016 and 2015, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of December 31, 2016		Fair Value Measurements at December 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$11,235	$-	$11,235	$-
Total	$11,235	$-	$11,235	$-

Description	Fair Value As of December 31, 2015		Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

December 31, 2016 (unaudited)

The following table present the computation of basic and diluted net loss per share:

	For the Six Months Ended December 31
	2016	2015

Net loss attributable to PureSnax	$(62,404)	$(47,830)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(62,404)	$(47,830)

Weighted average common shares outstanding - basic and diluted	148,241,424	235,326,087

Loss per share - basic and diluted	$(0.0004)	$(0.0002)

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

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at December 31, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at June 30, 2015	-	-	-	-
Granted - Warrant 1	73,798	0.36	3.01	-
Exercised - Warrant 1	(73,798)	(0.36)	(0.36)	-
Granted - Warrant 2	76,501	0.18	2.67	-
Outstanding at June 30, 2016	76,501	$0.18	2.67	$-
Exercisable at June 30, 2016	76,501	$0.18	2.67	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Exercisable at December 31, 2016	76,501	0.00436	2.16	-

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

The Company’s convertible notes payable is as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at September 30, 2016

Note 1 EMA	February 5, 2016	February 6, 2017	10%	$30,000	$30,000
Note 2 Typenex	February 24, 2016	February 28, 2019	10%	$32,500	32,500
Note 3 Pinz	March 1, 2016	March 1, 2017	10%	$30,556	30,556
Note 4 Typenex	June 7, 2016		8%	$27,500	27,500

Total					120,556

Debt Discount					(91,140)

Net balance					$29,416

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

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Changes in Fair Value 2016	Fair Value at December 31, 2016
Note 1 EMA	$45,072	$(40,302)	$4,770
Note 2 Typenex	16,773	(16,773)	-
Note 3 Pinz	28,885	(23,624)	5,261
Note 4 Typenex	17,166	(15,962)	1,204

Total		$(96,661)	$11,235

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

December 31, 2016 (unaudited

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

December 31, 2016 (unaudited

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

December 31, 2016 (unaudited

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

The convertible notes were not repaid during the Six Months ended December 31, 2016

The following table represents the Company’s derivative liability activity for the embedded conversion features for the Six Months ended December 31, 2016 and for the year ended June 2016:

Derivative liability balance, June 30, 2015	$-
Issuance of derivative liability during the year ended June 30, 2016	112,244
Derivative liability balance, June 30, 2016	112,244
Issuance of derivative liability during the three Months ended September 30, 2016	-
Change in derivative liability during the three Months ended September 30, 2016	(35,175)
Derivative liability balance September 30, 2016	77,069
Issuance of derivative liability during the three Months ended December 31, 2016	$-
Change in derivative liability during the three Months ended December 31, 2016	(65,834)
Derivative liability balance, December 31, 2016	$11,235

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

December 31, 2016 (unaudited

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

NOTE 6 – SUBSEQUENT EVENTS

On January 2, 2017, $5,000 of a convertible promissory note in the principal amount of $10,000 was converted into 20,000,000 shares of the company at a conversion rate of $0.00025. The note was issued to Stacey Y. Jenkins, Esq. in consideration for outstanding fees for services rendered to the company prior to March 21, 2016.

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

On February 2, 2017, $5,000 of a convertible promissory note in the principal amount of $10,000 was converted into 20,000,000 shares of the company at a conversion rate of $0.00025. The note was issued to Stacey Y. Jenkins, Esq. in consideration for outstanding fees for services rendered to the company prior to March 21, 2016.

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