Form 10-Q/A
period 2017-03-31
PURESNAX INTERNATIONAL, INC.
filed 2017-06-15
CIK 1527702

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

Copies of communications to:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . .No      ..

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

Yes      .. No . X .

The number of shares of the registrant’s common stock outstanding as of March 31, 2017 was 329,188,708 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	March 31, 2017 (unaudited)	June 30, 2016
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$29,681	$23,790
Refund Receivable	20,237	-
Prepaid Expenses	-	3,834
Inventory	12,187	9,197
Total Current Assets	62,105	36,821

TOTAL ASSETS	$62,105	$36,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$54,800	$46,579
Loans – related party	24,910	19,066
Convertible notes payable, net	7,201	32,490
Derivative liability	173,690	112,244
TOTAL LIABILITIES	260,601	210,379

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 4,250,000 shares authorized; 3,187,500 and 1,000,000 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	3,188	1,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 329,188,708 and 100,235,384 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	329,189	100,235
Additional paid in capital	3,948	34,885
Accumulated deficit	(534,821)	(309,678)
TOTAL STOCKHOLDERS’ DEFICIT	(198,496)	(173,558)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62,105	$36,821

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting expenses	63,789	115,352
Marketing expenses	190	-
Website and hosting	541	5,079
Other expenses	13,152	13
Total expenses	77,672	120,444

Other Income/(Expense):
Interest expense	(6,555)	(7,997)
Derivative expense	(58,290)	(44,514)
Change in derivative liability	(102,863)	1,065
Gain on license fees	20,237	-
Total other income/(expense)	(147,471)	(51,446)

Net loss before income tax	(225,143)	(171,890)
Provision for income tax	-	-
Net loss	$(225,143)	$(171,890)

Basic and diluted income/(loss) per share	$(0.0009)	$(0.0009)

Weighted average common shares outstanding - basic and diluted	261,563,798	190,545,455

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	39,162	72,614
Marketing expenses	-	-
Website and hosting	332	-
Other expenses	3,703	-
Total expenses	43,197	72,614

Other Income/(Expense):
Interest expense	(1,681)	(7,997)
Derivative expense	(98,506)	(44,514)
Change in derivative liability	(39,592)	1,065
Gain on license fees	20,237	-
Total other income/(expense)	(119,542)	(51,446)

Loss before income tax	(162,739)	(124,060)
Provision for income tax	-	-
Net loss	$(162,739)	$(124,060)

Basic and diluted income/(loss) per share	$(0.0009)	$(0.0009)

Weighted average common shares outstanding - basic and diluted	261,563,798	190,545,455

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(225,143)	$(171,890)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization of debt discount	-	7,138
Derivative expense	161,153	44,515
Change in derivative liability	-	(1,065)
Shares issued for organizational expenses	2,188	-
Changes in assets and liabilities
(Increase)/decrease in refund receivables	(20,237)	-
(Increase)/decrease in prepaid	3,834	-
(Increase)/decrease in inventory	(2,990)	(7,924)
Increase/(decrease) in accrued expenses and accounts payable	26,242	39,244
Net cash used in operating activities	(54,953)	(89,982)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from issuance of common stock	-	-
Deferred offering expenses	-	-
Proceeds from loan – related parties	5,844	13,923
Proceeds from loan – third party	55,000	76,500
Net cash provided by financing activities	60,844	90,423

CHANGE IN CASH	5,891	441
CASH AT BEGINNING OF PERIOD	23,790	-
CASH AT END OF PERIOD	$29,681	$441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:

Issuance(Cancellation) of Common Stock 20M and (300M)	$20,000	$(300,000)

Issuance of Preferred Stock 2.1M and 1M	$2,188	$1,000

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through March 31, 2017, the Company has incurred accumulated losses totalling $534,821. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

At March 31, 2017 and 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of March 31, 2017		Fair Value Measurements at March 31, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$173,690	$-	$173,690	$-
Total	$173,690	$-	$173,690	$-

Description	Fair Value As of March 31, 2016		Fair Value Measurements at March 31, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$100,950	$-	$100,950	$-
Total	$100,950	$-	$100,950	$-

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

The following table present the computation of basic and diluted net loss per share:

	For the Nine Months Ended March 31,
	2017	2016

Net loss attributable to PureSnax	$(225,143)	$(171,890)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(225,143)	$(171,890)

Weighted average common shares outstanding - basic and diluted	$261,563,798	$190,545,455

Loss per share - basic and diluted	$(0.0009)	$(0.0009)

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

On February 2, 2017 Typenex Co-Investment, LLC, elected to submit a True Up notice from a previous conversion of $18,000 on (December 9, 2016) of its convertible promissory note in the principal amount of $115,000. The True Up notice called for an additional conversion of 4,447,439 shares of the company’s common stock at a conversion price of $0.00084.

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

The Company’s convertible notes payable is as follows:

					Balance at
Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	March 31, 2017

Note 4 Typenex	June 7, 2016	February 28, 2019	10%	$27,500	27,500
Note 5 Typenex	February 2, 2017	February 28, 2019	8%	$25,000	25,000
Note 5 Adar	February 8, 2017	February 8, 2018	8%	30,000	30,000

Total					82,500

Debt Discount					(82,799)

Net balance					$7,201

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2017 (unaudited)

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at March 31, 2017 was as follows:

Pinz Capital	Inception	March 31, 2017
Stock price	$0.27	$0.0013
Risk free rate	0.68%	1.03%
Volatility	110.01%	296.03%
Exercise prices	$0.16	$0.0005
Terms (years)	1	-

EMA Financial	Inception	March 31, 2017
Stock price	$0.33	$0.0013
Risk free rate	0.55%	1.03%
Volatility	107.57%	296.03%
Exercise prices	$0.14	$0.0004
Terms (years)	1.01	-

Warrant 2	Inception	March 31, 2017
Stock price	$0.69	$-
Risk free rate	0.94%	1.50%
Volatility	129.67%	296.03%
Exercise prices	$0.43	$0.0026
Terms (years)	2.73	1.92

Adar Bay	Inception	March 31, 2017
Stock price	$0.0023	$0.0013
Risk free rate	0.79%	1.03%
Volatility	284.69%	296.03%
Exercise prices	$0.0012	$0.004
Terms (years)	1	0.86

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

Consulting and other expense for the nine-month period ended March 31, 2017 was $63,789 compared to $115,352 for the nine-month period ended March 31, 2016. For the nine month period ended March 31, 2017, this consisted primarily of consulting expenses of $2,187, audit and accounting expenses of $24,500, legal expenses of $18,000, and commissions and costs associated with being a publicly reporting company of $19,102, compared to the nine month period ended March 31, 2016, which comprised of consulting expenses of $1,500, audit and accounting expenses of $39,450, legal expenses of $7,864, commission and license fees of 34,005 and costs associated with being a publicly reporting company of $32,533.

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

PURESNAX INTERNATIONAL, INC.

(the registrant)

Dated: June 7, 2017

By: /s/ Patrick Gosselin

By: Patrick Gosselin,

President, CEO,

Principal Executive Officer,

Treasurer, Chairman.

PURESNAX INTERNATIONAL, INC.

(the registrant)

Dated: June 7, 2017

By: /s/ Mark Engler

By: Mark Engler,

CFO, Principal Financial Officer

 and Principal Accounting Officer