Form 10-K
period 2017-06-30
PURESNAX INTERNATIONAL, INC.
filed 2017-10-13
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes [X] No [   ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $308,937.10 based on a $0.0007 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date:

628,420,498 common shares as of October 11, 2017.

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

As used in this annual report, the terms “PSI”, “we”, “us”, “our” and “our company”, mean Pure Snax International, Inc.

Our Current Business

On March 8, 2017, the Company has exited their previous License Agreement with the Canadian Licensor and will no longer represent that brand. The Company intends to develop its own brand and develop its own products for manufacture, distribution, sales and marketing of various products within the health foods and snacks industry.

PureSnax International is a wellness brand focused on bringing healthy snacks and foods to consumers. PSI offers a wide assortment of sugar free, vegan, peanut free, Kosher, low fat, low sodium and Non GMO certified products. With new nutritional standards being rolled out through schools in the United States, we believe we are poised to capitalize on these regulations by offering good for you, functional foods and snacks that meet these new regulatory standards. Product categories include marshmallow squares (made without Gelatin and that are vegan), protein bars, mints, gum and various condiments as well as offering Xylitol, a natural, diabetic friendly, sweetener.

We intend distribute delicious tasting, very healthy snack foods meeting the highest of standards and compliance for the US consumers with plans to evolve into an international audience. With a socially responsible mandate supported by education and driven by integrity and sincerity, PSI will provide people with healthier snack and food choices by utilizing wholesome, natural, high quality ingredients that promote healthier lifestyles. We have chosen to specialize in the development, sourcing, branding and distribution of high quality, healthy food and snack products. It is our vision to brand PureSnax International as one of the trusted names in the healthy food and snack industry.

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

Our goal is to utilize education, integrity and honesty to earn the public’s trust and become that trusted brand that provides healthy food and snack products to the growing percentage of the population wanting to make healthier life choices.

We intend to become pioneers in a dynamic and growing segment of the industry where future demand will be and it means addressing the new public awareness of healthier food and snack products. The snack products developed must not only meet healthy product guidelines but also taste good. Our Marshmallow Squares are sugar-free, Gluten-free, vegan, contains very little salt, Gelatin Free, kosher, nut free and taste great! We have developed and are constantly continuing to work on other recipes for healthier products that meet the highest standards of quality.

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

Products and Services

We intend to sell a number of products an initial focus on the following.

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

Xylitol Mints

Freshen your mouth with a burst of peppermint or watermelon! Contains approximately 75 pieces per container.

Marshmallow Squares

These squares are a healthy snack, which is also considered to be a functional food due to the ingredients contained in our product. They are sugar free, vegan, nut and peanut free, gluten free, gelatin free and kosher.

Xylitol Jams

We take fresh juicy fruits and add just the right amount of fresh ingredients to produce one of the healthiest and very good tasting jams sweetened with Xylitol.

Xylitol Ketchup and Sauces

Our ketchup is low carb and healthy. It is made with the great tasting healthy natural sweetener, Xylitol, and organic tomato paste. Our unique barbeque sauces add a hearty flavour to red meats, chicken and fish. Unlike most barbeque sauces that are filled with corn syrups and sugars, ours are sugar-free and gluten-free.

Consumer Direct Segment

This will be carried out primarily via online Internet marketing that will include a combination of Websites (an e-commerce site: www.puresnaxworldwide.com, numerous targeted landing page sites, and “squeeze page” sites), email campaigns, banner advertising, affiliate programs, search engine optimization, blogs, forums, newsletters / e-zines, resource information areas, pay per click campaigns, and follow up / thank you message add-on sales offers. We also intend to explore several additional marketing venues such as direct mail, catalogue sales, consumer expos (home shows, health shows, food shows, fitness, anti-aging, etc.), print media / advertorials, infomercials (TV and radio), and at various festivals, product placements, talk shows, etc.

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

•Aging of the Baby Boomers population

•Major advances in nutrition-related health research and understanding

•A dramatic rise in the incidence of obesity (overweight), and a better understanding of the associated health risks and ramifications

•Dramatically rising health care costs

•A growing realisation of the limitations of modern - high-tech medical approaches when dealing with chronic, unhealthy, “Life-Style Induced” diseases

•The general population’s willingness to spend more on quality foods & nutrients that provide functional health benefits

Worldwide

Our co-packers currently ship worldwide under various Private Label Programs. Part of our plan is to work in concert with our co-packers and introduce our product lines into those Private Label programs and expand upon their existing distribution channel.

Size of Market – Marshmallow Squares

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

We anticipate that a majority of our resources will be positioned towards marketing and promotions up to the first year of roll out into the United States and after that time, the fruits of our efforts will convert into profitable sales. The process is to work in concert with strategic distributors, wholesalers and retailers along with essential store visits and demo programs to initiate purchase orders. In the example of Xylitol, the lack of after taste along with it being a functional food, the conversion is relatively easy even with a premium price.

We have also identified strategic acquisitions in the area of manufacturing and product development, which could compliment our product line to supplement and support our plans for explosive revenue.

Over the next five years, we anticipate that our growth strategy will focus on the following five key areas:

Increase Global Wholesale Sales

Strong support for our products has been identified in many countries overseas. We believe this represents an expanded opportunity based on the Current Exchange rates between the U.S. Dollar against the Sterling Pound and the Euro. We believe there is a greater opportunity to achieve larger profits. PureSnax International, Inc., has recognized that the lowest hanging fruit is mass retail with a “under the radar” approach.

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

Vending Machines and Schools

We believe PureSnax International, Inc is able to compete with the bigger snack companies by participating in markets they have difficulty quickly accessing. They have a limited number of products that are able to meet the healthy guidelines established in the United States. According to kidsfoodtrends.com, we believe there are some interesting trends that point to the enormous opportunities for marketers of Healthy Snack Foods:

•Health is a top-of-mind parental concern and is even gaining consciousness among kids

•Consumers of parenting age are trying to eat healthier and this has a trickle down effect to their kids

•Parents will increasingly opt for natural and fresh food variants for their kids

•Parents are increasingly scrutinizing product packaging to check for health information

•Kids’ confectionery, ice cream and savoury snacks consumption exceeds the population average

•U.S. children consumed notably more confectionery per capita than the population average in 2005

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

Intellectual Property

The Company has exited their License Agreement with the Canadian Licensor as of March 8, 2017 and will no longer represent that brand. The Company is developing its own intellectual property and file trademark applications.

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

Our competitive strength will depend on our ability to:

•• anticipate and respond to changing consumer demands in a timely manner;

•• maintain and increase favorable brand recognition;

•• develop and produce high quality products that appeal to consumers;

•• appropriately price our products;

•• maintain the high quality of our products;

•• ensure product availability;

•• expand our product portfolio;

•• add members to our team who possess the skills, know-how and desire to help us succeed;

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

Employees

As of June 30, 2017, we did not have any full-time or part-time employees. Our two directors and officers work as part-time consultants and devote approximately 20 hours per week to our business. We also retain consultants for the design and construction of our planned website. In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website. If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, administration and data management for our business. The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions. We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

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

Holders

As of June 30, 2017, there were 20 holders of record of our common stock. As of such date, 441,338,708 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2017.

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

As of June 30, 2017, we had limited assets which consisted of cash and cash equivalents of $15,701. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

Results of Operations for our Years Ended June 30, 2017 and 2016

Our net loss for the years ended June 30, 2017 and 2016 are summarized as follows:

	For the Year ended June 30, 2017	For the Year Ended June 30, 2016
Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Professional fees and consulting expenses	86,253	106,444
Marketing expenses	190	23,322
Website and hosting	586	5,079
Loss on inventory obsolescence	12,187	-
Other expenses	15,098	40,028
Total expenses	114,314	174,873

Other Income/(Expense):
Interest expense	(120,346)	(25,993)
Derivative expense	(43,234)	(13,401)
Change in derivative liability	14,203	(30,780)
Total other income/(expense)	(149,377)	(70,174)

Net loss before income tax	(263,691)	(245,047)
Provision for income tax	-	-
Net loss	$(263,691)	$(245,047)

Basic and diluted income/(loss) per share	$-	$-

Weighted average common shares outstanding - basic and diluted	379,104,082	150,733,517

“See accompanying notes to the financial statements.”

Revenue

The Company has not earned any revenue during fiscal years ended June 30, 2017 and 2016.

Expenses

Consulting and other expense

Consulting and other expenses were $101,351 and 146,472, respectively, for the fiscal years ended June 30, 2017 and June 30, 2016. For the year ended June 30, 2017, this consisted primarily of consulting expense of $2,187, audit, legal and accounting, and other costs associated with being a publicly reporting company of $63,800, and other expenses of $35,364, compared to the year ended June 30, 2016 where we incurred $2,500 in consulting expenses, audit and accounting, and other costs associated with being a publicly reporting company of $103,944, and other expenses of $40,028.

Sample/marketing expense

Sample and marketing related expenses were $190 and $23,322, respectively, for the fiscal years ended June 30, 2017 and June 30, 2016. Sample and marketing expenses are costs incurred in producing sample products and the placement of samples with potential marketing partners, customers, distributors and retail establishments. Sample product is recorded at cost and removed from inventory.

Interest Expense

During the fiscal year ended June 30, 2017, we recognized interest expense of $120,346, which consisted of $7,435 from convertible notes payable and $112,911 from amortization of debt discount. Interest expense for the fiscal year ended June 30, 2016 was $25,993. which consisted of $3,008 from convertible notes payable and $22,985 from amortization of debt discount

Derivative expenses were $43,234 and $13,401, respectively, for the fiscal years ended June 30, 2017 and 2016. In 2017, these expenses consisted of OID expenses included in the three convertible notes agreement signed by the Company.

Other income/(expense)

Not applicable

Net Loss

We recognized a net loss of $263,691 for the fiscal year ended June 30, 2017 as compared to net loss of $245,047 for the fiscal year ended June 30, 2016. Net income and net loss for the fiscal years ended June 30, 2017 and June 30, 2016, respectively, included various costs associated with product development which are not capitalized. The company has been preparing for production, which required investment in packaging and raw materials. The company also incurred increased accounting, auditing and legal expenses through the period.

Liquidity and Financial Condition

As of June 30, 2017, and 2016, we had $15,701 and $23,790 in cash and cash equivalents, respectively. As of June 30, 2017, we had a working capital deficit of $208,979 and an accumulated deficit of $573,368. Our cash position is not significant enough to support our daily operations. Management believes that the actions presently being taken to further refine its business plan and produce inventory to generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances that we will accomplish either. Our ability to continue as a going concern is dependent upon our ability to achieve profitable operations or obtain adequate financing.

Cash Flows

Operating Activities

Net cash used in operating activities for the fiscal year ended June 30, 2017 was $69,944 compared to net cash used in operating activities of $145,476 for the fiscal year ended June 30, 2016.

Investing Activities

Net cash used in investing activities for the fiscal years ended June 30, 2017 and 2016 was $0.

Financing Activities

Net cash provided by financing activities for the fiscal year ended June 30, 2017 was $61,855. Cash provided by financing activities for the fiscal year ended June 30, 2016 was $169,266. The company came out of shell status during the period and started trading on OTCPINK under the symbol PSNX which allowed the company generate investments into the company.

Plan of Operation

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern. As shown in the accompanying financial statements, our company incurred losses of $263,691 for the year ended June 30, 2017 and has produced no revenues from operations. These factors raise substantial doubt about our company’s ability to continue as a going concern.

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

The company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. There were no derivative instruments as of June 30, 2016. As of June 30, 2017, the Company’s derivative financial instruments were three convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance. See Note 7.

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At June 30, 2017, all of our potentially dilutive securities outstanding are anti-dilutive and accordingly, basic loss and diluted loss per share are the same.

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

PureSnax International, Inc.

June 30, 2017

Boyle CPA, LLC

Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of PureSnax International, Inc.

I have audited the accompanying balance sheets of PureSnax International, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PureSnax International, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note 2. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

Boyle CPA, LLC

October 12, 2017

Bayville, NJ

PureSnax International, Inc.

Balance Sheets

(Expressed in US Dollars)

	June 30, 2017	June 30, 2016
ASSETS
CURRENT ASSETS:
Cash or cash equivalents	$15,701	$23,790
Refund Receivable	20,237	-
Allowance for doubtful accounts	(20,237)	-
Accounts Receivable, net of allowance for doubtful accounts	-	-
Prepaid Expenses	-	3,834
Inventory	-	9,197
Total Current Assets	15,701	36,821

TOTAL ASSETS	$15,701	$36,821

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$65,144	$46,579
Loans – related party	25,921	19,066
Convertible notes payable, net	35,574	32,490
Derivative liability	98,041	112,243
TOTAL LIABILITIES	224,680	210,378

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; 3,187,500 and 1,000,000 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	3,188	1,000
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 441,338,708 and 100,235,384 shares issued and outstanding at June 30, 2017 and June 30, 2016, respectively	441,339	100,235
Additional paid in capital	(80,138)	34,885
Accumulated deficit	(573,368)	(309,677)
TOTAL STOCKHOLDERS’ DEFICIT	(208,979)	(173,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,701	$36,821

“See accompanying notes to the financial statements.”

PureSnax International, Inc.

Statements of Operations

(Expressed in US Dollars)

	For the Year ended June 30, 2017	For the Year Ended June 30, 2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Professional fees and consulting expenses	86,253	106,444
Marketing expenses	190	23,322
Website and hosting	586	5,079
Loss on Inventory Obsolescence	12,187	-
Other expenses	15,098	40,028
Total expenses	114,314	174,873

Other Income/(Expense):
Interest expense	(120,346)	(25,993)
Derivative expense	(43,234)	(13,401)
Change in derivative liability	14,203	(30,780)
Total other income/(expense)	(149,377)	(70,174)

Net loss before income tax	(263,691)	(245,047)
Provision for income tax	-	-
Net loss	$(263,691)	$(245,047)

Basic and diluted income/(loss) per share	$-	$-

Weighted average common shares outstanding - basic and diluted	379,104,082	150,733,517

“See accompanying notes to the financial statements.”

PureSnax International, Inc.

Statement of Changes in Stockholders’ Deficit

For the Years Ended June 30, 2017 and 2016

(Expressed in US Dollars)

					Additional Paid-in Capital Amount
	Common Stock Shares	Preferred Stock Shares	Common Stock Amount	Preferred Stock Amount		Accumulated Deficit Amount
							Total

Balance – June 30, 2015	400,000,000	-	400,000	-	(345,313)	(64,630)	(9,943)

Exchange of common stock for preferred shares	(300,000,000)	1,000,000	(300,000)	1,000	299,000	-	-
Issuance of common stock for cash	161,766	-	161	-	54,839	-	55,000
Cashless exercise of warrant	73,798	-	74	-	26,359	-	26,433
Net loss for the year	-	-	-	-	-	(245,047)	(245,047)

Balance – June 30, 2016	100,235,564	1,000,000	100,235	1,000	34,885	(309,677)	(173,557)

Issuance of preferred stock for services	-	2,187,500	-	2,188	-	-	2,188
Cashless exercise of warrant	171,987,000	-	171,988	-	(125,043)	-	46,945
Conversion of convertible debt	169,116,144	-	169,116	-	10,020	-	179,136
Net loss for the year	-	-	-	-	-	(263,691)	(263,691)

Balance – June 30, 2017	441,338,708	3,187,500	441,339	3,188	(80,138)	(573,368)	(208,979)

“See accompanying notes to the financial statements.”

PureSnax International, Inc.

Statements of Cash Flows

(Expressed in US Dollars)

	For the Year ended June 30, 2017	For the Year ended June 30, 2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(263,691)	$(245,047)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization of debt discount	112,911	22,985
Derivative expense	43,234	44,181
Change in derivative liability	(14,203)	-
Shares issued for services	2,188	-
Changes in assets and liabilities
(Increase)/decrease in accounts receivables, net	-	-
(Increase)/decrease in prepaid	3,834	(3,834)
(Increase)/decrease in inventory	9,197	(9,197)
Increase/(decrease) in accrued expenses and accounts payable	36,586	45,436
Net cash used in operating activities	(69,944)	(145,476)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from issuance of common stock	-	55,000
Repayment of short term borrowings	-	(7,000)
Proceeds from loan – related parties	6,855	17,266
Proceeds from loan – third party	55,000	104,000
Net cash provided by financing activities	61,855	169,266

CHANGE IN CASH	(8,089)	23,790
CASH AT BEGINNING OF PERIOD	23,790	-
CASH AT END OF PERIOD	$15,701	$23,790

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:

Issuance(Cancellation) of Common Stock 20M and (300M)	$20,000	$(300,000)

Issuance of Preferred Stock (2.1M) and (1M)	$3,188	$1,000

PureSnax International, Inc.

Notes to Financial Statements

(Expressed in US Dollars)

1.Nature of Business and Continuance of Operations

PureSnax International, Inc. (the “Company”) was incorporated in the State of Nevada on June 24, 2011. The Company was initially in the business of developing, manufacturing, marketing and selling the E-Scentual Skin Care Collection, a skin care line combining science with nature to form what we believed to be an advanced beauty treatment using all natural ingredients. The Company has limited revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has changed its name with the State of Nevada from B-Maven, Inc to PureSnax International, Inc., on July 29th, 2015. The Company has changed its business direction to focus on the manufacturing, distribution, sales and marketing of healthy snacks and foods products by developing their own brand and Intellectual property.

2.Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through June 30, 2017, the Company has incurred accumulated losses totalling $573,368. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of June 30, 2017, we had limited assets which consisted of cash and cash equivalents of $15,701. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production

3.Summary of Significant Accounting Policies

a)Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)Use of Estimates

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

c)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The company has no cash equivalents

d)Derivative Financial Instruments

The company evaluates all its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2017 and 2016 the Company’s derivative financial instruments were three convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance. See Note 7.

e)Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments”, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in the active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurements.

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

At June 30, 2017 and 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value as of June 30, 2017		Fair Value Measurements at June 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$98,041	$-	$-	$98,041
Contingent consideration for business combination	-	-	-	-
Total	$98,041	$-	$-	$98,041

Description	Fair Value as of June 30, 2016		Fair Value Measurements at June 30, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$112,243	$-	$-	$112,243
Contingent consideration for business combination	-	-	-	-
Total	$112,243	$-	$-	$112,243

f)Inventory

Inventory for the fiscal years ended June 30, 2017 and 2016 were $0 and $9,197, respectively. As of June 30, 2017, the company didn’t have any inventory. As of June 30, 2016, the inventory consisted of finish goods inventory of $9,197. The Company uses FIFO method to account for its inventory. The Company’s policy for obsolete inventory is based on periodical reviews of the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions.

g)Earnings (Loss) Per Share

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

The following table presents the computation of basic and diluted net loss per share:

	For the Years Ended June 30,
	2017	2016

Net loss attributable to PureSnax	$(263,691)	$(245,047)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(263,691)	$(245,047)

Weighted average common shares outstanding - basic and diluted	379,104,082	150,733,517

Loss per share - basic and diluted	$(0.0007)	$(0.0016)

h)Foreign Currency Translation

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

i)Recent Accounting Pronouncements

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

1)The potential for diversity in practice at initial application

2)The cost and complexity of applying Topic 606 both at transition and on an ongoing basis.

The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1)Identify the contract(s) with a customer

2)Identify the performance obligations in the contract

3)Determine the transaction price.

4)Allocate the transaction price to the performance obligations in the contract.

5)Recognize revenue when (or as) the entity satisfies a performance obligation.

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

4.Related Party Transactions

a)At June 30, 2017, Mr. Patrick Gosselin loaned the Company $21,041, and Gosselin Consulting Group, Inc. loaned the Company $4,880. Gosselin Consulting Group, Inc., is a private Canadian company that is owned by Mr. Patrick Gosselin. The amounts owed are unsecured, non-interest bearing with interest imputed at 2.47% per annum, and have no specified repayment terms. The loan to related parties is $25,921 as of June 30, 2017.

5.Stockholders’ Equity

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

On April 12, 2017, Typenex elected to convert $6,256 of its convertible promissory note in the principal amount of $115,000 into 25,000,000 shares of the company’s common stock at a conversion price of $0.001.

On May 2, 2017, Typenex elected to convert $5,380 of its convertible promissory note in the principal amount of $115,000 into 21,500,000 shares of the company’s common stock at a conversion price of $0.001.

On May 25, 2017, Typenex elected to convert $8,208 of its convertible promissory note in the principal amount of $115,000 into 32,800,000 shares of the company’s common stock at a conversion price of $0.001.

On June 13, 2017, Typenex elected to convert $8,220 of its convertible promissory note in the principal amount of $115,000 into 32,850,000 shares of the company’s common stock at a conversion price of $0.001.

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at June 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)		Intrinsic Value
Outstanding at June 30, 2015	-	$-	-		$-
Granted - Warrant 1	73,798	0.36	3.01
Exercised - Warrant 1	(73,798)	(0.36)
Granted - Warrant 2	76,501	0.18	2.67
Outstanding at June 30, 2016	76,501	0.18	2.67

Exercised-Portion of W2	(54,485)	0.00025
Granted
Outstanding at June 30, 2017	22,016	$0.00126	1.67	$
Exercisable at June 30, 2017	22,016	$0.00126	1.67	$

All of the above warrants were issued in connection to conversion of convertible notes from Typenex Co-Investment, LLC. When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at June 30, 2017 is as follows:

Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
22,016	$0.00126	22,016	$0.00126

6.Convertible Notes Payable

The Company issued convertible notes payable in 2017 and 2016. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the notes can be convertible at holder’s discretion into common shares of the Company stock.

The Company’s convertible notes payable are as follows:

Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at June 30, 2017

Note 1 EMA	February 5, 2016	February 6, 2017	10%	30,000	$-
Note 3 Pinz	March 1, 2016	March 1, 2017	10%	30,556	-
Note 4 Typenex	June 7, 2016	February 28, 2019	8%	$27,500	-
Note 5 Typenex	February 1, 2017	March 2, 2019	8%	25,000	25,000
Note 6 Adar	February 8, 2017	February 8, 2018	8%	30,000	30,000

Total					55,000

Debt Discount					(19,426)

Net balance					$35,574

As of June 30, 2017, convertible notes payables had a balance of $35,574 and convertible notes 1, 2, 3, and 4 were converted into common shares of the Company’s stock

The company adopted the provision of FASB ASC Topic, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”), as the convertible note agreement contained certain provision that the convertible note failed to pass the “fixed for fixed” criteria of the ASC 815, the conversion feature of the convertible debt should have to be bifurcated and recorded separately until the conversion date.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represent fair value of embedded derivative movement from the date of issuance to June 30, 2017.

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Fair Value at June 30, 2016	Changes In Fair Value 2016-17	Fair Value at June 30, 2017

Note 1 - Issued in 2016	$-	$50,990	$(50,990)	$-
Note 3 - Issued in 2016	-	41,230	(41,230)	-
Note 4 - Issued in 2016	-	20,023	(12,953)	7,070
Note 5 - Issued in 2017	44,642		(3,446)	41,196
Note 6 - Issued In 2017	53,592		(3,817)	49,775

Total			$(112,436)	$98,041

EMA Convertible Note Transaction

a)On February 5, 2016, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $30,000. The note (i) is unsecured, (ii) bears interest at rate of ten (10) percent per annum, and (iii) was issued with an original issue discount of $3,500.

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

The Company determined an initial derivative liability of $45,072, which is recorded as a derivative liability as of the date of issuance while also recording an $30,000 debt discount on its balance sheet and $15,072 derivative expense on its profit and loss in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one-year term.

On February 7, 2017, EMA completed the final conversion and hereby surrendered the Note to the Company.

Typenex Convertible Note Transaction

b)On February 24, 2016, the Company issued a one year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $32,500. The note (i) is unsecured, (ii) bears interest at rate of ten (10) percent per annum, and (iii) was issued with an original issue discount of $7,500. In connection to the issuance of the Promissory Note, the Company also issued 85,662 common stock purchase warrants, with a term of three years, at an exercise price of $0.271 per share.

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

The Company determined an initial derivative liability of $17,166, which is recorded as a derivative liability as of the date of issuance while also recording an $17,166 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one-year term.

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

On October 25, 2016, Pinz completed the final conversion and hereby surrendered the Note to the Company.

Adar Bay Note Transaction

On February 8, 2017, the Company issued a one-year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $30,000. The note (i) is unsecured, and (ii) bears interest at rate of eight (8) percent per annum.

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

The Company determined an initial derivative liability of $53,592, which is recorded as a derivative liability as of the date of issuance. The debt discount is being amortized over the one-year term.

7.Derivative Liabilities

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at June 30, 2017 was as follows:

Typenex Warrant 2	Inception	June 30, 2017
Stock price	$0.69	$0.0007
Risk free rate	0.94%	1.55%
Volatility	129.67%	295.36%
Exercise prices	$0.43	$0.0021
Terms (years)	2.73	1.67

Adar Bay	Inception	June 30, 2017
Stock price	$0.0023	$0.0007
Risk free rate	0.79%	1.24%
Volatility	284.69%	295.36%
Exercise prices	$0.0012	$0.00035
Terms (years)	1	0.61

The convertible notes were not repaid during the year ended June 30, 2017

The following table represents the Company’s derivative liability activity for the embedded conversion features for the years ended June 30, 2017 and 2016:

Derivative liability balance, June 30, 2015	$-
Issuance of derivative liability during the year ended June 30, 2016	107,896.00
Change in derivative liability during the year ended June 30, 2016	4,347.00
Derivative liability balance, June 30, 2016	112,243.00
Issuance of derivative liability during the year ended June 30, 2017	98,234.00
Change in derivative liability during the year ended June 30, 2017	(112,436.00)
Derivative liability balance, June 30, 2017	$98,041.00

8.Income Taxes

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

At June 30, 2017 and 2016 the Company had net operating loss carry forwards of approximately $263,691 and $245,047 respectively, that may be offset against future taxable income, if any, rateable through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax assets of at each date of $92,292, and $85,766 created by the net operating losses has been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined. The change in the valuation allowance in the 2016 and 2015 was $6,526 and $74,261, respectively.

The effects of the temporary differences that gives rise to significant portions of the deferred tax assets at June 30, 2017 and 2016 are as follows:

	June 30,	June 30,
	2017	2016
Deferred income tax assets
Federal	$92,292	$85,766
Valuation allowance	(92,292)	(85,766)

Net deferred income tax assets	$0	$0

There is no current or deferred tax expense for the years ended June 30, 2017 and 2016. The Company has not filed tax returns however management believes there are no taxes dues as of June 30, 2017 and 2016.

There was no Federal income tax expense for the years ended June 30, 2017 and 2016 due to the Company’s net losses. There are no state taxes in the State of Nevada.

The company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in general and administrative expenses.

The tax years that remain subject to examination by major taxing jurisdictions are those for the tax years of 2017, 2016 and 2015.

The Company has net operating loss carry forwards of $573,368, which expire commencing in 2035.

9.Subsequent Events

On July 7, 2017, Typenex Co-Investment, LLC elected to convert a portion of warrant # 2 with a fair market value of $5,966.34 into 23,841,344 shares of the Company’s common stock, at an exercise price of $0.000250 per share.

On August 1, 2017, Typenex elected to convert $11,500.00 of its convertible promissory note in the principal amount of $115,000 into 31,944,444 shares of the company’s common stock at a conversion price of $0.00036.

On August 14, 2017, Typenex elected to convert $11,750.00 of its convertible promissory note in the principal amount of $115,000 into 32,638,889 shares of the company’s common stock at a conversion price of $0.00036.

On August 25, 2017, Typenex Co-Investment, LLC elected to convert a portion of warrant # 2 with a fair market value of $8,561.35 into 32,885,950 shares of the Company’s common stock, at an exercise price of $0.000260 per share.

On September 19, 2017, Typenex Co-Investment, LLC elected to convert a portion of warrant # 3 with a fair market value of $7,900.46 into 32,885,263 shares of the Company’s common stock, at an exercise price of $0.000240 per share.

On September 27, 2017, Adar Bays elected to convert $5,000.00 of its convertible promissory note in the principal amount of $30,000 into 25,000,000 shares of the company’s common stock at a conversion price of $0.0002.

On September 28, 2017, Typenex Co-Investment, LLC elected to convert a portion of warrant # 3 with a fair market value of $7,889.62 into 32,885,900 shares of the Company’s common stock, at an exercise price of $0.000240 per share.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO) of 2013. Based on our assessment, we believe that, as of June 30, 2017, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below.

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

Changes in Internal Controls

There was a change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The Company appointed a CFO, Mr. Mark Engler, on November 6, 2015.

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

Patrick Gosselin – President, Secretary, Treasurer and Director

Pat’s talent and success in concepts are born out of a unique combination of hands on progressive experience and expertise in developing and implementing strategic objectives while creating business improvement processes and new business relationships. Applications include the analyzing of technical cost savings data, along with the negotiation, implementation and validation of detailed contracts. Pat has been called upon to consult and coach small business in a variety of different genres in the specific areas of project, expense and staff management, planning resource allocation, mediating disputes and sales. Pat spent 8 years training and teaching telecommunications consultants before starting his own successful consulting practice. He has been advising small and medium business customers across North America for the past 15 years.

Pat also has experience in facilitating M&A activities as a consultant for a merger & acquisition firm (enterprise value $10M or less) along with an expert understanding of Merchant Services across North America’s markets. Most recently over the past 5 years, Pat spearheaded the creation of PureSnax, and coordinated the stringent approval process of Xylitol for use in peanut and tree nut free manufacturing facilities securing the ability to use Xylitol in a large scale manufacturing environment. He also established the framework for sales and distribution of healthy snacks and food products throughout North America through setting up an EDI portal, GS1 compliant barcodes and systems, and developing several key relationships.

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

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct. In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•the corporation could financially undertake the opportunity;

•the opportunity is within the corporation’s line of business; and

•it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)our principal executive officer;

(b)our CFO

(c) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2017 and 2016; and

(d) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2017 and 2016; who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE(1)
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)
Patrick Gosselin(2) President, CEO, Secretary and Director	2017 2016 2015	NIL NIL NIL	NIL NIL NIL
Mark Engler(3) CFO and Director	2017 2016	NIL NIL	NIL NIL
Restituto Cenia(4) President, CEO, CFO, Secretary and Director	2015 2014 2013	NIL NIL NIL	NIL NIL NIL
Anna Jones(5) President, CEO, CFO, Secretary and Director	2013	NIL	NIL

(1) We have omitted certain columns in the summary compensation table pursuant to Item 402(a)(5) of Regulation S-K as no compensation was awarded to, earned by, or paid to any of the executive officers or directors required to be reported in that table or column in any fiscal year covered by that table.

(2)Mr. Gosselin was appointed as our sole officer and director on April 30, 2015.

(3) Mark Engler was appointed as our CFO on November 6, 2015.

(4) Restituto Cenia was appointed as our president, secretary, treasurer and director on May 14, 2013.

(5) Anna Jones was appointed as our president, secretary, treasurer and director on June 24, 2011. She resigned on May 14, 2013

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•Disclosing such transactions in reports where required;

•Disclosing in any and all filings with the SEC, where required;

•Obtaining disinterested directors consent; and

•Obtaining shareholder consent where required.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, Patrick Gosselin. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Account Fees and Services

The following table presents the fees for professional audit services rendered by Boyle CPA, LLC, for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016
Audit fees (1)	$10,000	$7,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total Fees	$10,000	$10,000

Notes:

(1)Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

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

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 24, 2012).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 24, 2012).
(21)	Subsidiaries of Registrant
21.1	N/A
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101 **	Interactive Data Files

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

PureSnax International, Inc.
(Registrant)
Dated: October 12, 2017	/s/ Patrick Gosslin
Patrick Gosselin
President, Secretary, Treasurer and Director (Principal Executive Officer,)

PureSnax International, Inc.
(Registrant)
Dated: October 12, 2017	/s/ Mark Engler
Mark Engler
CFO and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 12, 2017	/s/ Patrick Gosslin
Patrick Gosselin
President, Secretary, Treasurer and Director
(Principal Executive Officer)

PureSnax International, Inc.
(Registrant)

Dated: October 12, 2017	/s/ Mark Engler
Mark Engler
CFO and Director (Principal Financial Officer and Principal Accounting Officer)