Form 10-K/A
period 2017-06-30
PURESNAX INTERNATIONAL, INC.
filed 2017-10-18
CIK 1527702

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

The purpose of this Amendment No. 1 on Form 10–K/A to PureSnax, Inc.’s annual report on Form 10–K for the period ended June 30, 2017, filed with the Securities and Exchange Commission on October 13, 2017 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

PureSnax International, Inc.
(Registrant)
Dated: October 17, 2017	/s/ Patrick Gosslin
Patrick Gosselin
President, Secretary, Treasurer and Director (Principal Executive Officer)

PureSnax International, Inc.
(Registrant)
Dated: October 17, 2017	/s/ Mark Engler
Mark Engler
CFO and Director (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 17, 2017	/s/ Patrick Gosslin
Patrick Gosselin
President, Secretary, Treasurer and Director
(Principal Executive Officer)

Dated: October 17, 2017	/s/ Mark Engler
Mark Engler
CFO and Director (Principal Financial Officer and Principal Accounting Officer)