Form 10-Q
period 2017-09-30
PURESNAX INTERNATIONAL, INC.
filed 2017-11-20
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Copies of communications to: N/A

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

The number of shares of the registrant’s common stock outstanding as of November 17, 2017 was 756,199,499 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	September 30, 2017 (unaudited)	June 30, 2017 (audited)
ASSETS

CURRENT ASSETS:
Cash or cash equivalents	$10,031	$15,701
Refund Receivable	20,237	20,237
Allowance for doubtful accounts	(20,237)	(20,237)
Accounts Receivable, net of allowance for doubtful accounts	-	-
Total Current Assets	10,031	15,701

TOTAL ASSETS	$10,031	$15,701

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$58,591	$65,144
Loans – related party	26,340	25,921
Convertible notes payable, net	42,936	35,574
Derivative liability	108,659	98,041
TOTAL LIABILITIES	236,526	224,680

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 4,250,000 shares authorized; 3,187,500 and 3,187,500 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	3,188	3,188
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 628,420,498 and 441,338,708 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	628,420	441,339
Additional paid in capital	(213,674)	(80,138)
Accumulated deficit	(644,429)	(573,368)
TOTAL STOCKHOLDERS’ DEFICIT	(226,495)	(208,979)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,031	$15,701

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the Three Months ended September 30, 2017	For the Three Months Ended September 30, 2016

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Operating Expenses:
Professional fees and consulting expenses	11,964	14,749
Marketing expenses	-	190
Website and hosting	228	89
Other expenses	1,281	5,051
Total operating expenses	13,473	20,079

Other Income/(Expense):
Interest expense	(61,970)	(2,283)
Derivative expense	(9,380)	(3,659)
Change in derivative liability	13,762	(15,368)
Total other income/(expense)	(57,588)	(21,310)

Net loss before income tax	(71,061)	(41,389)
Provision for income tax	-	-
Net loss	$(71,061)	$(41,389)

Basic and diluted income/(loss) per share	$(0.00014)	$(0.0004)

Weighted average common shares outstanding - basic and diluted	512,773,154	100,921,884

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the Three Months ended September 30, 2017	For the Three Months ended September 30, 2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(71,061)	$(41,389)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization of debt discount	60,907	-
Derivative expense	9,380	19,027
Change in derivative liability	(13,762)	-
Shares issued for organizational expenses		-
Changes in assets and liabilities
(Increase)/decrease in accounts receivables, net	-	(3,295)
(Increase)/decrease in prepaid	-	2,762
(Increase)/decrease in inventory	-	(2,990)
Increase/(decrease) in accrued expenses and accounts payable	(6,553)	5,191
Net cash used in operating activities	(21,089)	(20,694)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from loan – related parties	419	1,864
Proceeds from loan – third party	15,000	-
Net cash provided by financing activities	15,419	1,864

CHANGE IN CASH	(5,670)	(18,830)
CASH AT BEGINNING OF PERIOD	15,701	23,790
CASH AT END OF PERIOD	$10,031	$4,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:

Conversion of convertible debentures	$53,545	$50,543

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

September 30, 2017 (unaudited)

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

PureSnax International is a wellness brand focused on bringing healthy snacks and foods to consumers. PSI plans to offer a wide assortment of sugar free, vegan, peanut free, Kosher, low fat, low sodium and Non GMO certified products. With new nutritional standards being rolled out through schools in the United States, we believe we are poised to capitalize on these regulations by offering good for you, functional foods and snacks that meet these new regulatory standards. Product categories include marshmallow squares (made without Gelatin and that are vegan), protein bars, mints, gum and various condiments as well as offering Xylitol, a natural, diabetic friendly, sweetener.

We intend to distribute delicious tasting, very healthy snack foods meeting the highest of standards and compliance for the US consumers with plans to evolve into an international audience. With a socially responsible mandate supported by education and driven by integrity and sincerity, PSI will provide people with healthier snack and food choices by utilizing wholesome, natural, high quality ingredients that promote healthier lifestyles. We have chosen to specialize in the development, sourcing, branding and distribution of high quality, healthy food and snack products. It is our vision to brand PureSnax International as one of the trusted names in the healthy food and snack industry.

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

We intend to become pioneers in a dynamic and growing segment of the industry where future demand will be and it means addressing the new public awareness of healthier food and snack products. The snack products developed must not only meet healthy product guidelines but also taste good. Our Marshmallow Squares are sugar-free, Gluten-free, vegan, contains very little salt, Gelatin Free, kosher, nut free and taste great! We are developing and are constantly continuing to work on other recipes for healthier products that meet the highest standards of quality.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through September 30, 2017, the Company has incurred accumulated losses totalling $644,429. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements and Basis of Presentation

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2017 and notes thereto contained in our 10-K Annual Report filed on October 13, 2017.

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

The company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2017, the Company’s derivative financial instruments were four convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance. As of September 30, 2016, the Company’s derivative financial instruments were three convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance.

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

At September 30, 2017 and 2016, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of September 30, 2017		Fair Value Measurements at September 30, 2017 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$108,659	$-	$108,659	$-
Total	$108,659	$-	$108,659	$-

Description	Fair Value As of September 30, 2016		Fair Value Measurements at September 30, 2016 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability	$77,069	$-	$77,069	$-
Total	$77,069	$-	$77,069	$-

e. Earnings (Loss) per Share - Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At September 30, 2017, all of our potentially dilutive securities outstanding are anti-dilutive and accordingly, basic loss and diluted loss per share are the same. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company's Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive; potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of convertible debt and warrants.

The following table present the computation of basic and diluted net loss per share:

	For the Three Months Ended September 30,
	2017	2016

Net loss attributable to PureSnax	$(71,061)	$(41,389)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(71,061)	$(41,389)

Weighted average common shares outstanding - basic and diluted	512,773,154	100,921,884

Loss per share - basic and diluted	$(0.0001)	$(0.0004)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

At September 30, 2017, Mr. Patrick Gosselin loaned the Company $21,460, Gosselin Consulting Group, Inc. loaned the Company $4,880. The amounts owed are unsecured, non-interest bearing, with an interest imputed at 2.09% per annum, and have no specified repayment terms. The loan to related parties is $26,340 as of September 30, 2017.

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

On July 13, 2017, Typenex elected to convert $5,960 of its convertible promissory note in the principal amount of $115,000 into 23,841,344 shares of the company’s common stock at a conversion price of $0.001.

On August 1, 2017, Typenex elected to convert $11,500 of its convertible promissory note in the principal amount of $115,000 into 31,944,444 shares of the company’s common stock at a conversion price of $0.001.

On August 14, 2017, Typenex elected to convert 11,750 of its convertible promissory note in the principal amount of $115,000 into 32,638,889 shares of the company’s common stock at a conversion price of $0.001.

On August 29, 2017, Typenex elected to convert $8,550 of its convertible promissory note in the principal amount of $115,000 into 32,885,950 shares of the company’s common stock at a conversion price of $0.001.

On September 15, 2017, Typenex elected to convert $7,892 of its convertible promissory note in the principal amount of $115,000 into 32,885,263 shares of the company’s common stock at a conversion price of $0.001.

On September 25, 2017, Typenex elected to convert $7,893 of its convertible promissory note in the principal amount of $115,000 into 32,885,900 shares of the company’s common stock at a conversion price of $0.001.

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at September 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Intrinsic Value
Outstanding at June 30, 2016	76,501	$-	2.67	$-
Granted - Warrant 1
Exercised - Portion W2	(54,485)	0.00025
Granted - Warrant 2	-
Outstanding at June 30, 2017	22,016	-	1.67

Exercised - Remaining W2	(22,016)	0.00025
Granted - Warrant # 3	217,449
Exercised - Portion W3	(89,895)	0.00058
Outstanding at September 30, 2017	127,554	$0.00058	1.47	$-
Exercisable at September 30, 2017	127,554	$0.00058	1.47	$-

Most of the above warrants were issued in connection to conversion of convertible notes from Typenex Co-Investment, LLC. When the debt is converted and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at September 30, 2017 is as follows:

Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
127,554	$0.00058	127,554	$0.00058

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable in 2017 and 2016. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the note can be convertible at holder’s discretion into common shares of the Company stock.

The Company’s convertible notes payable is as follows:

					Balance at
Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	September 30, 2017

Note 1 EMA	February 5, 2016	February 6, 2017	10%	$30,000	$-
Note 3 Pinz	March 1, 2016	March 1, 2017	10%	30,556	-
Note 4 Typenex	June 7, 2016	February 28, 2019	8%	27,500	-
Note 5 Typenex	February 1, 2017	March 2, 2019	8%	25,000	25,000
Note 6 Adar	February 8, 2017	February 8, 2018	8%	30,000	30,000
Note 7 Adar BE#1	July 24, 2017	February 8, 2018	8%	15,000	15,000

Total					70,000

Debt Discount					(27,064)

Net balance					$42,936

As of September 30, 2017, convertible notes payables had a balance of $42,936 and convertible notes 1, 2, 3, and 4 were converted into common shares of the Company’s stock

The company adopted the provision of FASB ASC Topic, “Derivatives and Hedging” (“ASC 815”) (previously EITF 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”), as the convertible note agreement contained certain provision that the convertible note failed to pass the “fixed for fixed” criteria of the ASC 815, the conversion feature of the convertible debt should have to be bifurcated and recorded separately until the conversion date.

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represent fair value of embedded derivative movement from the date of issuance to September 30, 2017.

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Fair Value at June 30, 2017	Changes In Fair Value	Fair Value at September 30, 2017

Note 1 - Issued in 2016	$-	$-	$-	$-
Note 3 - Issued in 2016	-	-	-	-
Note 4 - Issued in 2016	-	7,070	4,500	11,570
Note 5 - Issued in 2017	44,642	41,196	(6,804)	34,392
Note 6 - Issued In 2017	53,592	49,775	(7,977)	41,798
Note 7 - Issued In 2017	24,380	-	(3,481)	20,899

Total			$(13,762)	$108,659

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

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at September 30, 2017 was as follows:

Typenex Warrant 2	Inception	September 30, 2017
Stock price	$0.69	$0.0006
Risk free rate	0.94%	1.62%
Volatility	129.67%	251.98%
Exercise prices	$0.43	$0.0012
Terms (years)	2.73	1.41

Adar Bay	Inception	September 30, 2017
Stock price	$0.0023	$0.0006
Risk free rate	0.79%	1.31%
Volatility	284.69%	251.98%
Exercise prices	$0.0012	$0.00020
Terms (years)	1	0.36

Adar Bay BE #1	Inception	September 30, 2017
Stock price	$0.0009	$0.0006
Risk free rate	1.23%	1.31%
Volatility	296.64%	251.98%
Exercise prices	$0.0005	$0.00020
Terms (years)	0.55	0.36

The convertible notes were not repaid during the three months ended September 30, 2016

The following table represents the Company’s derivative liability activity for the embedded conversion features for the three months ended September 30, 2017 and for the year ended June 2016:

Derivative liability balance, June 30, 2016	$112,243
Issuance of derivative liability during the year ended June 30, 2016	98,234
Change in derivative liability during the year ended June 30, 2016	(112,436)
Derivative liability balance, June 30, 2017	98,041
Issuance of derivative liability during the three months ended September 30, 2017	24,380
Change in derivative liability during the three months ended September 30, 2017	(13,762)
Derivative liability balance, September 30, 2017	$108,659

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

For the three months ended September 30, 2017 and 2016 the Company had net operating loss of approximately $71,061 and $41,389 respectively, that may be offset against future taxable income, if any, rateable through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax assets of at each date of $24,871, and $14,486 created by the net operating losses have been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined.

The effects of the temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2017 and 2016 are as follows:

	September 30,	September 30,
	2017	2016
Deferred income tax assets
Federal	$24,871	14,486
Valuation allowance	(24,871)	(14,486)

Net deferred income tax assets	$-	-

There is no current or deferred tax expense for the three months ended September 30, 2017 and 2016.

The company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in general and administrative expenses.

NOTE 7 – SUBSEQUENT EVENTS

On October 13, 2017, Typenex Co-Investment, LLC elected to exercise a cashless warrant with a fair market value of $7,899.40 into 32,885,000 shares of the Company’s common stock, at an exercise price of $0.00024 per share

On October 31, 2017, Adar Bays elected to convert $4,890.85 of its convertible promissory note in the principal amount of $30,000 into 32,605,667 shares of the company’s common stock at a conversion price of $0.00015.

On November 6, 2017, Adar Bays elected to convert $5,134.90 of its convertible promissory note in the principal amount of $30,000 into 34,232,667 shares of the company’s common stock at a conversion price of $0.00015.

On November 9, 2017, Adar Bays elected to convert $5,391.13 of its convertible promissory note in the principal amount of $30,000 into 35,940,667 shares of the company’s common stock at a conversion price of $0.00015.

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

As of September 30, 2017, we had limited assets, which consisted of cash and cash equivalents of $10,031, and inventory was none. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

Intellectual Property - The Company has exited their License Agreement with the Canadian Licensor as of March 8, 2017 and will no longer represent that brand. The Company is developing its own intellectual property and file trademark applications.

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

Employees – As of September 30, 2017, we did not have any full-time or part-time employees. Our two directors and officers work as part-time consultants and devote approximately 20 hours per week to our business. We also retain consultants for the design and construction of our planned website. In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website. If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, and administration and data management for our business. The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions. We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the snack and food industry. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of September 30, 2017, Mr. Patrick Gosselin loaned the Company $21,460, Gosselin Consulting Group, Inc. loaned the Company $4,880. The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $26,340 as of September 30, 2017.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011. All of our activity through September 30, 2017 involved business development efforts, planning, acquiring of, and developing product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products. Upon execution of the License Agreement as described in Note 1, the Company has changed its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand.

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

Three month period ended September 30, 2017 compared to the three month period ended September 30, 2016:

The Company generated no revenues for the three month period ended September 30, 2017 and 2016. Cost of goods sold for the three month period ended September 30, 2017 and 2016 was none. Gross margin on sales of product was none for the three months ended September 30, 2017 and 2016.

Professional and consulting expenses for the three month period ended September 30, 2017 was $11,964 compared to $14,749 for the three month period ended September 30, 2016. For the three month period ended September 30, 2017, this consisted primarily of consulting expenses of $1,400, audit and accounting expenses of $8,000, and costs associated with being a publicly reporting company of $2,564, compared to the three month period ended September 30, 2016, which was comprised of audit and accounting expenses of $6,500, legal expenses of $5,400 and costs associated with being a publicly reporting company of $2,849.

For the three months ended September 30, 2017, and for the three months ended September 30, 2016 we recognized interest expense of $61,970 and $2,283, respectively.

For the three months ended September 30, 2017, and for the three months ended September 30, 2016 we experienced a loss from operations after taxes of $71,061 and $41,389, respectively. Net loss per share for the three months ended September 30, 2017 and 2016 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since executing the license agreement, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, as well as initiating marketing and sales relationships.

Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2017 was $21,089 compared to net cash used in operating activities of $20,694 for the three months ended September 30, 2015.

Investing Activities

Net cash used in investing activities for the three months ended September 30, 2017 and 2016 was $0.

Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2017 was $15,419 compared to net cash provided by financing activities for the three months ended September 30, 2016 was $1,864.

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

On September 30, 2017, we owe $58,591 in connection with legal fees, professional services, website development, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of September 30, 2017, we owe a total of $26,340 to related parties and $151,596 to third parties for general business expenses, professional fees and other costs related to being a public company. There are no other significant liabilities recorded at September 30, 2017.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending September 30, 2017

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

Dated: November 17, 2017

PURESNAX INTERNATIONAL, INC.

(the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin,

President, CEO,

Principal Executive Officer,

Treasurer, Chairman.

Dated: November 17, 2017

PURESNAX INTERNATIONAL, INC.

(the registrant)

By: /s/ Mark Engler

By: Mark Engler,

CFO, Principal Financial Officer

and Principal Accounting Officer