Form 10-Q
period 2018-03-31
PURESNAX INTERNATIONAL, INC.
filed 2018-05-21
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2018

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2018 was 104,476 shares.

PURESNAX INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements (unaudited)

PURESNAX INTERNATIONAL, INC.

Condensed Balance Sheets

(Expressed in US Dollars)

	March 31, 2018 (unaudited)	June 30, 2017 (audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$15,701
Refund Receivable	20,237	20,237
Allowance for doubtful accounts	(20,237)	(20,237)
Accounts Receivable, net of allowance for doubtful accounts	-	-
TOTAL ASSETS	$-	$15,701

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Cash overdraft	$108	-
Accrued expenses	79,672	$65,144
Loans – related party	26,593	25,921
Convertible notes payable, net	-	35,574
Derivative liability	-	98,041
TOTAL LIABILITIES	106,373	224,680

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 8,500,000 shares authorized; 3,187,500 and 3,187,500 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	3,188	3,188
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 75,004 and 23,004 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	75	23
Additional paid-in capital	647,684	361,178
Accumulated deficit	(757,320)	(573,368)
TOTAL STOCKHOLDERS’ DEFICIT	(106,373)	(208,979)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$15,701

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the nine months ended March 31, 2018	For the nine months ended March 31, 2017

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Professional fees and consulting expenses	40,630	63,789
Marketing expenses	-	190
Website and hosting	461	541
Loss on Inventory	-	-
Other expenses	3,239	13,152
Total expenses	44,330	77,672

Other Income/(Expense):
Interest expense	(1,682)	(6,555)
Derivative expense	(137,940)	(58,290)
Change in derivative liability	-	(102,863)
Gain on license fees	-	20,237
Total other income/(expense)	(139,622)	(147,471)

Net loss before income tax	(183,952)	(225,143)
Provision for income tax	-	-
Net loss	$(183,952)	$(225,143)

Basic and diluted income/(loss) per share	$(4.53)	$(16.49)

Weighted average common shares outstanding - basic and diluted	40,642	13,657

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Operations (unaudited)

(Expressed in US Dollars)

	For the three	For the three
	months ended	months ended
	March 31, 2018	March 31, 2017

Revenue	$-	$-
Cost of goods sold	-	-
Gross margin	-	-

Expenses:
Consulting and other expenses	10,172	39,162
Marketing expenses	-	-
Website and hosting	45	332
Other expenses	293	3,703
Total expenses	10,510	43,197

Other Income/(Expense):
Interest expense	(156)	(1,681)
Derivative expense	(128,433)	(98,506)
Change in derivative liability	-	(39,592)
Gain on license fees	-	20,237
Total other income/(expense)	(128,589)	(119,542)

Loss before income tax	(139,099)	(162,739)
Provision for income tax	-	-
Net loss	$(139,099)	$(162,739)

Basic and diluted income/(loss) per share	$(2.51)	$(11.92)

Weighted average common shares outstanding - basic and diluted	55,515	13,657

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Condensed Statements of Cash Flows (unaudited)

(Expressed in US Dollars)

	For the nine months ended March 31, 2018	For the nine months ended March 31, 2017
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)	$(183,952)	$(225,143)
Adjustments to reconcile net loss to cash (used in) operating activities:
Amortization of debt discount	85,914	161,153
Derivative expense	42,519	-
Change in derivative liability	-	-
Shares issued for organizational expenses	-	2,188
Changes in assets and liabilities
(Increase)/decrease in accounts receivables, net	-	(20,237)
(Increase)/decrease in prepaid	-	3,834
(Increase)/decrease in inventory	-	(2,990)
Increase/(decrease) in accrued expenses and accounts payable	24,038	26,242
Net cash used in operating activities	(31,481)	(54,953)
CASH FLOW FROM FINANCING ACTIVITIES:
Bank overdraft	108	-
Proceeds from loan – related parties	672	5,844
Proceeds from loan – third party	15,000	55,000
Net cash provided by financing activities	15,780	60,844
CHANGE IN CASH	(15,701)	5,891
CASH AT BEGINNING OF PERIOD	15,701	23,790
CASH AT END OF PERIOD	$-	$29,681
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Issuance(Cancellation) of Common Stock 20M	$-	$20,000

Issuance of Preferred Stock	$-	$2,188

Conversion of convertible debentures	$286,558	$198,017

See notes to the unaudited condensed financial statements.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 1 – NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

PureSnax International, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011. The Company is a wellness brand focused on bringing healthy snacks and foods to consumers. On March 8, 2017, the Company has exited their previous License Agreement with the Canadian Licensor and will no longer represent that brand. The Company intends to develop its own brand and develop its own products for manufacture, distribution, sales and marketing of various products within the health foods and snacks industry and to pursue related business opportunities.

PureSnax International is a wellness brand focused on bringing healthy snacks and foods to consumers. PSI plans to offer a wide assortment of sugar free, vegan, peanut free, Kosher, low fat, low sodium and Non-GMO certified products. With new nutritional standards being rolled out through schools in the United States, we believe we are poised to capitalize on these regulations by offering good for you, functional foods and snacks that meet these new regulatory standards. Product categories include marshmallow squares (made without Gelatin and that are vegan), protein bars, mints, gum and various condiments as well as offering Xylitol, a natural, diabetic friendly, sweetener.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the period from inception on June 24, 2011 through March 31, 2018, the Company has incurred accumulated losses totalling $757,320. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

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

The company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-base derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option pricing model to value the derivative instrument at inception and on subsequent valuation dates. The classification of derivative instrument, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2018, the Company’s had none derivative financial instruments. As of March 31, 2017, the Company’s derivative financial instruments were three convertible debt notes and one of then includes convertible warrant that are derivative due to the “reset” and “dilutive issuance” clause in the note relating to the conversion price from dilute share issuance.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At March 31, 2018 and 2017, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of March 31, 2018		Fair Value Measurements at March 31, 2018 Using Fair Value Hierarchy
		Level 1	Level 2		Level 3
Derivative liability	$-	$-	$-	$
Contingent consideration for business combination	-	-	-		-
Total	$-	$-	$-		$-

Description	Fair Value As of March 31, 2017		Fair Value Measurements at March 31, 2017 Using Fair Value Hierarchy
		Level 1	Level 2		Level 3
Derivative liability	$173,690	$-	$173,690	$
Contingent consideration for business combination	-	-	-		-
Total	$173,690	$-	$173,690		$-

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

e. Earnings (Loss) per Share - Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At March 31, 2018, all of our potentially dilutive securities outstanding are anti-dilutive and accordingly, basic loss and diluted loss per share are the same. Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the applicable period. Basic weighted average common shares outstanding do not include shares of restricted stock that have not yet vested, although such shares are included as outstanding shares in the Company's Consolidated Balance Sheet. Diluted net loss per share is computed using the weighted average number of common shares outstanding and if dilutive; potential common shares outstanding during the period. Potential common shares consist of the additional common shares issuable in respect of convertible debt and warrants.

The following table present the computation of basic and diluted net loss per share:

	For the Nine Months Ended March 31,
	2018	2017

Net loss attributable to PureSnax	$(183,952)	$(225,143)
Less: preferred stock dividends	-	-
Net loss applicable to common stock	$(183,952)	$(225,143)

Weighted average common shares outstanding - basic and diluted	40,642	13,657

Loss per share - basic and diluted	$(4.53)	$(16.49)

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

March 31, 2018 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

At March 31, 2018, Mr. Patrick Gosselin loaned the Company $21,713, Gosselin Consulting Group, Inc. loaned the Company $4,880. The amounts owed are unsecured, non-interest bearing, with an interest imputed at 2.09% per annum, and have no specified repayment terms. The loan to related parties is $26,593 as of March 31, 2018.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 2,000,000,000 shares of common stock with a par value of $0.001 per share and 8,500,000 shares of preferred stock with a par value of $0.001 per share.

On July 13, 2017, Typenex elected to convert $5,960 of its convertible promissory note in the principal amount of $115,000 into 1,245 shares of the company’s common stock at a conversion price of $4.79.

On August 1, 2017, Typenex elected to convert $11,500 of its convertible promissory note in the principal amount of $115,000 into 1,668 shares of the company’s common stock at a conversion price of $6.89.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

On August 14, 2017, Typenex elected to convert 11,750 of its convertible promissory note in the principal amount of $115,000 into 1,704 shares of the company’s common stock at a conversion price of $6,89.

On August 29, 2017, Typenex elected to convert $8,550 of its convertible promissory note in the principal amount of $115,000 into 1,717 shares of the company’s common stock at a conversion price of $4.98.

On September 15, 2017, Typenex elected to convert $7,892 of its convertible promissory note in the principal amount of $115,000 into 1,717 shares of the company’s common stock at a conversion price of $4.60.

On September 25, 2017, Typenex elected to convert $7,893 of its convertible promissory note in the principal amount of $115,000 into 1,717 shares of the company’s common stock at a conversion price of $4.60.

On October 23, 2017, Adar Bays LLC elected to convert $5,000 of its convertible promissory note in the principal amount of $30,000 into 1,305 shares of the company’s common stock at a conversion price of $3.83. The principal remaining after conversion was $25,000.

On November 2, 2017, Adar Bays LLC elected to convert $4,890.85 of its convertible promissory note in the principal amount of $30,000 into 1,702 shares of the company’s common stock at a conversion price of $2.87. The principal remaining after conversion was $20,109.15.

On November 9, 2017, Adar Bays LLC elected to convert $5,134.9 of its convertible promissory note in the principal amount of $30,000 into 1,787 shares of the company’s common stock at a conversion price of $2.87. The principal remaining after conversion was $14,974.25.

On November 10, 2017, Adar Bays LLC elected to convert $5,391.13 of its convertible promissory note in the principal amount of $30,000 into 1,877 shares of the company’s common stock at a conversion price of $2.87. The principal remaining after conversion was $9,583.13.

On November 22, 2017, Adar Bays LLC elected to convert $5,660.15 of its convertible promissory note in the principal amount of $30,000 into 1,970 shares of the company’s common stock at a conversion price of $2.87. The principal remaining after conversion was $3,922.97.

On December 6, 2017, Adar Bays LLC elected to convert $3,000 of its convertible promissory note in the principal amount of $30,000 into 1,566 shares of the company’s common stock at a conversion price of $1.92. The principal remaining after conversion was $922.97.

On December 13, 2017, Adar Bays LLC elected to convert the remaining $922.97 of its convertible promissory note in the principal amount of $30,000, plus another $1,809.54 of accrued interest into 1,427 shares of the company’s common stock at a conversion price of $13.33. The principal remaining after conversion was $0.

On January 24, 2018, Adar Bays LLC elected to convert $2,123.89 of its convertible promissory note in the principal amount of $15,000 into 2,218 shares of the company’s common stock at a conversion price of $0.96. The principal remaining after conversion was $12,876.11.

On January 26, 2018, Typenex elected to convert $7,550 of its convertible promissory note in the principal amount of $115,000 into 3,942 shares of the company’s common stock at a conversion price of $1.92.

On February 7, 2018, Adar Bays LLC elected to convert $4,836.49 of its convertible promissory note in the principal amount of $15,000 into 2,525 shares of the company’s common stock at a conversion price of $1.92. The principal remaining after conversion was $8,039.62.

On February 20, 2018, Adar Bays LLC elected to convert $5,001.66 of its convertible promissory note in the principal amount of $15,000 into 2,651 shares of the company’s common stock at a conversion price of $1.89. The principal remaining after conversion was $3,037.96.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (CONTINUED)

On February 20, 2018, Typenex elected to convert $6,032.94 of its convertible promissory note in the principal amount of $115,000 into 3,150 shares of the company’s common stock at a conversion price of $1.92.

On February 26, 2018, Adar Bays LLC elected to convert the remaining $3,037.96 of its convertible promissory note in the principal amount of $15,000, plus another $680.67 of accrued interest into 1,971 shares of the company’s common stock at a conversion price of $1.54. The principal remaining after conversion was $0.

On February 26, 2018, Typenex elected to convert $6,700 of its convertible promissory note in the principal amount of $115,000 into 3,498 shares of the company’s common stock at a conversion price of $1.92.

On March 8, 2018, Typenex elected to convert $12,000 of its convertible promissory note in the principal amount of $115,000 into 6,266 shares of the company’s common stock at a conversion price of $1.92.

On March 21, 2018, Typenex elected to convert the remaining $8,301.25 of its convertible promissory note in the principal amount of $115,000 into 4,334 shares of the company’s common stock at a conversion price of $1,92. The principal investor remaining balance after conversion was $0.

Warrants

The Company issued several Notes in prior periods and converted them in the issuance of warrants. The following table summarizes information about the Company’s warrants at March 31, 2018:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)		Intrinsic Value
Outstanding at June 30, 2016	3.99	$-	2.67		$-
Granted - Warrant 1
Exercised - Portion W2	(2.84)	4.78
Granted - Warrant 2	-
Outstanding at June 30, 2017	1.15	-	1.67

Exercised - Remaining W2	(1.15)	4.78
Granted - Warrant # 3	11.35
Exercised - Portion W3	(11.35)	-	-
Outstanding at March 31, 2018	-	$-	-	$
Exercisable at March 31, 2018	-	$-	-	$

Most of the above warrants were issued in connection to conversion of convertible notes from Typenex Co-Investment, LLC. When the debt is converted, and warrants are issued, the Company determines the fair value of the warrants using the Black-Scholes model and takes a charge to interest expense at the date of issuance.

The exercise price for warrants outstanding and exercisable at March 31, 2018 is as follows:

Outstanding		Exercisable
Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
-	$-	-	$-

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

The Company issued convertible notes payable in 2017 and 2016. The outstanding balance and any accrued interest is due on maturity date. Under the agreement, the note can be convertible at holder’s discretion into common shares of the Company stock.

The Company’s convertible notes payable is as follows:

					Balance at
Convertible Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	March 31, 2018

Note 1 EMA	February 5, 2016	February 6, 2017	10%	30,000	$-
Note 3 Pinz	March 1, 2016	March 1, 2017	10%	30,556	-
Note 4 Typenex	June 7, 2016	February 28, 2019	8%	$27,500	-
Note 5 Typenex	February 1, 2017	March 2, 2019	8%	25,000	-
Note 6 Adar	February 8, 2017	February 8, 2018	8%	30,000	-
Note 7 Adar BE#1	July 24, 2017	February 8, 2018	8%	15,000	-

Total					-

Debt Discount					-

Net balance					$-

As of March 31, 2018, convertible notes payables had $0 balance and all convertible notes were converted into common shares of the Company’s stock

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

Based on ASC 815, the Company determined that the convertible debt contained embedded derivatives and full ratchet provision which the Company valued the embedded derivative using the Black-Scholes method. The following table represent fair value of embedded derivative movement from the date of issuance to March 31, 2018.

Embedded Derivative Liabilities	Fair Value at Date of Issuance	Fair Value at December 31, 2017	Changes In Fair Value	Fair Value at March 31, 2018

Note 1 - Issued in 2016	$-	$-	$-	$-
Note 3 - Issued in 2016	-	-	-	-
Note 4 - Issued in 2016	-	-	-	-
Note 5 - Issued in 2017	44,642	27,268	(27,268)	-
Note 6 - Issued In 2017	53,592	-	-	-
Note 7 - Issued In 2017	24,380	16,824	(16,824)	-
Warrant # 3 - Issued In 2017		5,847	(5,847)	-

Total			$(49,939)	$-

EMA Convertible Note Transaction

a) On February 5, 2016, the Company issued a one-year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $30,000. The note (i) is unsecured, (ii) bears interest at rate of ten (10) percent per annum, and (iii) was issued with an original issue discount of $3,500.

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

Typenex Convertible Note Transaction

a) On February 24, 2016, the Company issued a one-year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $32,500. The note (i) is unsecured, (ii) bears interest at rate of ten (10) percent per annum, and (iii) was issued with an original issue discount of $7,500. In connection to the issuance of the Promissory Note, the Company also issued 4.47 common stock purchase warrants, with a term of three years, at an exercise price of $5,190.19 per share.

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

On June 7, 2016, the Company issued a one-year convertible note to an otherwise unaffiliated, non-institutional third party in the principal amount of $27,500. The note (i) is unsecured, (ii) bears interest at rate of eight (8) percent per annum, and (iii) was issued with an original issue discount of $2,500. The holder of the note may convert any or all of the principal outstanding into shares of the Company’s common stock at $.50 per shares. In connection with the issuance of the Promissory Note, the Company also issued 1.66 common stock purchase warrants, with a term of three years, at an exercise price of $13,214.88 per share.

The Company determined an initial derivative liability of $17,166, which is recorded as a derivative liability as of the date of issuance while also recording an $17,166 debt discount on its balance sheet in relation to the bifurcation of the embedded conversion options of the note. The debt discount is being amortized over the one-year term.

On March 21, 2018, Typenex completed the final conversion and hereby surrendered the Note to the Company

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

The range of significant assumptions which the Company used to measure the fair value of the derivative liability at March 31, 2018 was as follows:

Typenex Warrant 3 Converted	Inception	March 31, 2018
Stock price	$0.69	$-
Risk free rate	0.94%	-
Volatility	129.67%	-
Exercise prices	$0.43	$-
Terms (years)	2.73	-

Typenex Converted	Inception	March 31, 2018
Stock price	$0.0024	$-
Risk free rate	0.83%	-
Volatility	284.69%	-
Exercise prices	$0.0012	$-
Terms (years)	1	-

Adar Bay BE #1 Converted	Inception	March 31, 2018
Stock price	$0.0009	$-
Risk free rate	1.23%	-
Volatility	296.64%	-
Exercise prices	$0.0005	$-
Terms (years)	0.55	-

The convertible notes were converted as of March 31, 2018

The following table represents the Company’s derivative liability activity for the embedded conversion features for the nine months ended March 31, 2018 and for the year ended June 2017:

Derivative liability balance, June 30, 2016	$112,243
Issuance of derivative liability during the year ended June 30, 2016	98,234
Change in derivative liability during the year ended June 30, 2016	(112,436)
Derivative liability balance, June 30, 2017	$98,041
Issuance of derivative liability during the three months ended September 30, 2017	24,380
Change in derivative liability during the three months ended September 30, 2017	(13,762)
Derivative liability balance, September 30, 2017	$108,659
Issuance of derivative liability during the three months ended December 31, 2017	-
Change in derivative liability during the three months ended December 31, 2017	(58,720)
Derivative liability balance, December 31, 2017	$49,939
Issuance of derivative liability during the three months ended March 31, 2018	-
Change in derivative liability during the three months ended March 31, 2018	(49,939)
Derivative liability balance, March 31, 2018	$-

PURESNAX INTERNATIONAL, INC.

Notes to the Condensed Financial Statements

March 31, 2018 (unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

For the nine months ended March 31, 2018 and 2017 the Company had net operating loss of approximately $183,952 and $225,143 respectively, that may be offset against future taxable income, if any, rateable through 2035. These carry-forwards are subject to review by the Internal Revenue Service.

The deferred tax assets of at each date of $12,921, and $78,800 created by the net operating losses have been offset by a 100% valuation allowance because the likelihood of realization of the tax benefit cannot be determined.

The effects of the temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2018 and 2017 are as follows:

	March 31,	March 31,
	2018	2017
Deferred income tax assets
Federal	$38,630	$78,800
Valuation allowance	(38,630)	(78,800)

Net deferred income tax assets	$-	$-

There is no current or deferred tax expense for the six months ended March 31, 2018 and 2017.

The company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in general and administrative expenses.

NOTE 6 – SUBSEQUENT EVENTS

On April 16, 2018, we issued 2,656,250 shares of our Series A Convertible Preferred Stock and 14,712 shares of common stock to our CEO and director, Patrick Gosselin, as compensation for services rendered.

On April 16, 2018, we issued 2,625,250 shares of our Series A Convertible Preferred Stock and 14,712 shares of common stock to our CFO and director, Mark Engler, as compensation for services rendered.

On May 9, 2018, a 1 - 19,152 reverse split of the common stock was completed. The issued and outstanding shares of common stock were reduced from 1,999,999,999 to 104,428 shares. All share and per share amounts have been retroactively adjusted to reflect this reverse split.

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

As of March 31, 2018, we had no assets. In order to fund the development of our business and working capital needs for the next 12 months, we intend to secure additional funding through the sale of common stock, related and non-related party loans, or funding provided by strategic partners. To further implement our plan of operations, we anticipate the costs to develop our products on a commercial scale could very well be in excess of $100,000. We will need at least an additional $50,000 to $100,000 to purchase raw material for commercial production, professional labeling and packaging, and introductory marketing and advertising programs that will educate as well as connect with our targeted customers who seek healthy snacks and food alternatives. If we are not successful in raising additional financing, we will not be able to further our business plan towards commercial production.

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

Employees – As of March 31, 2018, we did not have any full-time or part-time employees. Our two directors and officers work as part-time consultants and devote approximately 20 hours per week to our business. We also retain consultants for the design and construction of our planned website. In the next 12 months, we intend to retain marketing and advertising consultants on a commissioned basis to assist with growing the membership of our planned website. If our financial position permits, as the business needs dictates, we may enlist certain individuals on a full or part-time salaried basis to assist with marketing, advertising, and administration and data management for our business. The functions of our website will be primarily automated, and we intend to structure our operations to function with as few full-time employees as possible by outsourcing most job functions. We do not expect our staffing requirements to exceed 24 people within the first three years of operations.

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

Material Events and Uncertainties - Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in the snack and food industry. The continuation of our business is dependent upon obtaining further financing, a successful program of product development, marketing and distribution, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. As of March 31, 2018, Mr. Patrick Gosselin loaned the Company $21,713, Gosselin Consulting Group, Inc. loaned the Company $4,880. The amounts owed are unsecured, non-interest bearing, and have no specified repayment terms. The loan to related parties is $26,593 as of March 31, 2018.

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

Financial Condition and Results of Operations

Operations - We incorporated on June 24, 2011. All of our activity through March 31, 2018 involved business development efforts, planning, acquiring of, and developing product formulas, establishing and adding to our E-Scentual product line, completing our registered offering, as well as establishing initial marketing relationships for our products. Upon execution of the License Agreement as described in Note 1, the Company has changed its business direction to focus on the manufacturing, distribution, sales and marketing of the Pure Snax Company, Inc., brand. On March 8, 2017, the Company has exited their previous License Agreement with the Canadian Licensor and will no longer represent that brand. The Company intends to develop its own brand and develop its own products for manufacture, distribution, sales and marketing of various products within the health foods and snacks industry and to pursue related business opportunities.

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

Nine month period ended March 31, 2018 compared to the Nine month period ended March 31, 2017:

The Company generated no revenues for the nine month period ended March 31, 2018 and 2017. Cost of goods sold for the nine month period ended March 31, 2018 and 2017 was none. Gross margin on sales of product was none for the nine months ended March 31, 2018 and 2017.

Professional and consulting expenses for the nine month period ended March 31, 2018 was $40,630 compared to $63,789 for the nine month period ended March 31, 2017. For the nine month period ended March 31, 2018, this consisted primarily of consulting expenses of $1,400, audit and accounting expenses of $27,000, and costs associated with being a publicly reporting company of $12,230, compared to the nine month period ended March 31, 2017, which was comprised of consulting expenses of 2,188, audit and accounting expenses of $24,500, legal expenses of $18,000 and costs associated with being a publicly reporting company of $19,102.

For the nine months ended March 31, 2018, and for the nine months ended March 31, 2017 we recognized interest expense of $1,682 and $6,555, respectively. For the nine months ended March 31, 2018, and for the nine months ended March 31, 2017 we recognized derivative liability expense of $137,940 and $58,290, respectively. For the nine months ended March 31, 2018, and for the nine months ended March 31, 2017 we recognized a loss on the change in value of our derivative liabilities expense of $0 and $102,863, respectively. At March 31, 2018, all convertible debentures had been converted.

For the nine months ended March 31, 2018, and for the nine months ended March 31, 2017 we experienced a loss from operations after taxes of $183,952 and $225,143, respectively. Net loss per share for the nine months ended March 31, 2018 and 2017 was $(4.53) and $(16.49), respectively.

Three month period ended March 31, 2018 compared to the three month period ended March 31, 2017:

The Company generated no revenues for the three-month period ended March 31, 2018 and 2017. Cost of goods sold for the three-month period ended March 31, 2018 and 2017 was none. Gross margin on sales of product was none for the three months ended March 31, 2018 and 2017.

Professional and consulting expenses for the three-month period ended March 31, 2018, was $10,172 compared to $39,162 for the three-month period ended March 31, 2017. For the three-month period ended March 31, 2018, this consisted primarily of audit and accounting expenses of $6,000, and costs associated with being a publicly reporting company of $4,172, compared to the three-month period ended March 31, 2017, which was comprised of consulting expenses of $0, audit and accounting expenses of $12,000, legal expenses of $12,600 and costs associated with being a publicly reporting company of $14,562.

For the three months ended March 31, 2018, and for the three months ended March 31, 2017 we recognized interest expense of $156 and $1,681, respectively. For the three months ended March 31, 2018, and for the three months ended March 31, 2017 we recognized derivative expense of $128,433 and $98,506, respectively. For the three months ended March 31, 2018, and for the three months ended March 31, 2017 we recognized a loss on the change in value of our derivative liability of $0 and $39,592, respectively.

For the three months ended March 31, 2018, and for the three months ended March 31, 2017 we experienced a loss from operations after taxes of $128,589 and $162,739, respectively. Net loss per share for the three months ended March 31, 2018 and 2017 was $(0.00) and $(0.00), respectively.

Liquidity and Capital Resources

Since executing the license agreement, most of our resources and work have been devoted to planning, implementing systems and controls, completing our registered offering, as well as initiating marketing and sales relationships.

Cash Flows

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2018 was $31,481 compared to net cash used in operating activities of $54,953 for the nine months ended March 31, 2017.

Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2018 and 2017 was $0.

Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2018 was $15,780 compared to net cash provided by financing activities for the nine months ended March 31, 2017 was $60,844.

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

On March 31, 2018, we owe $79,673 in connection with legal fees, professional services, website development, general business expenses, product development costs incurred and accrued interest. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses except for that disclosed above. As of March 31, 2018, we owe a total of $26,593 to related parties and $108 to third parties for general business expenses, professional fees and other costs related to being a public company. There are no other significant liabilities recorded at March 31, 2018.

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

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None for the period ending March 31, 2018

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

Dated: May 15, 2018

PURESNAX INTERNATIONAL, INC.

(the registrant)

By: /s/ Patrick Gosselin

By: Patrick Gosselin,

President, CEO, Principal Executive Officer, Treasurer, Chairman.

Dated: May 15, 2018

PURESNAX INTERNATIONAL, INC.

(the registrant)

By: /s/ Mark Engler

By: Mark Engler,

CFO, Principal Financial Officer and Principal Accounting Officer