Form 10-K
period 2018-06-30
iQSTEL Inc
filed 2018-11-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 000-53605

IQSTEL Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Aragon Avenue, Suite 375 Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:

(954) 951-8191

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [   ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $170,464

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

15,002,599 common shares as of November 9, 2018.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 1. Business

Company Description

iQSTEL Inc. (the “Company”) (OTC Pink: IQST) is a technology company offering a wide array of services to the telecom and Internet industry. iQSTEL, through its wholly-owned subsidiary, Etelix.com USA, LLC (Etelix), offers international long-distance voice services for Tier-1 worldwide telco carriers (ILD Wholesale) and submarine fiber optic network capacity for data carriers and internet service providers both land-based and mobile (4G and 5G).

Etelix.com USA LLC is a wholly owned subsidiary of iQSTEL, based in the city of Miami, Florida; funded in 2008 and holder of an International Telecommunications Carrier 214-license issued by the Federal Telecommunications Commission (FCC).

The company operates two websites, www.iQSTEL,com and www.etelix.com. The information contained on our websites is not incorporated by reference into this annual report, and such information should not be considered to be part of this annual report.

History

iQSTEL, formerly known as PureSnax International, Inc., was incorporated under the laws of the State of Nevada on June 24, 2011. PureSnax was previously a wellness brand focused on bringing healthy snacks and foods to consumers. On March 8, 2017, PureSnax exited a previous License Agreement with a Canadian snack food Licensor. From March of 2017 until its recent acquisition of Etelix.com USA, LLC, PureSnax was working to develop its own brand and its own products for manufacture, distribution, sales and marketing of various products within the health foods and snacks industry and to pursue related business opportunities. PureSnax acquired Etelix.com USA, LLC on June 25, 2018, as disclosed in the 8-K the company filed on June 28, 2018 with the Securities and Exchange Commission.

In August 30, 2018, PureSnax changed its name to “iQSTEL Inc.” and received a new CUSIP number: 46265G107, as well as a new trading symbol “IQST” in order to better resemble its new name. iQSTEL also changed the Standard Industrial Classification (SIC Code) to 4813, Telephone Communications, Except Radiotelephone.

PureSnax

PureSnax International Inc. was a wellness brand focused on bringing healthy snacks and foods to consumers. PureSnax planned to offer a wide assortment of sugar free, vegan, peanut free, Kosher, low fat, low sodium and Non-GMO certified products. With new nutritional standards being rolled out through schools in the United States, PureSnax believed to have been poised to capitalize on this new regulation by offering good-for-you, functional foods and snacks that met these new regulatory standards. Product categories include marshmallow squares (Vegan-made and Gelatin free), protein bars, mints, gums and various condiments as well as offering Xylitol, a natural, diabetic-friendly, sweetener.

PureSnax intended to distribute delicious tasting, healthy snack foods meeting the highest of standards and compliance for the US consumers with plans to evolve into an international audience. With a socially responsible mandate supported by education and driven by integrity and sincerity, PureSnax planned to provide people with healthier snack and food choices by utilizing wholesome, natural, high quality ingredients that promote a healthier lifestyles. PureSnax chose to specialize in the development, sourcing, branding and distribution of high quality, healthy food and snack products. It was management’s vision to brand PureSnax International as one of the trusted names in the health food and snack industry.

With major illnesses, such as diabetes, obesity, cancer, and heart disease on the rise, people are looking for ways to minimize the risks of developing these diseases. People are starting to read and understand labels, looking for healthier choices. PureSnax believed that the demand for healthier products is driving a fundamental change in the food and snack markets. PureSnax believed the demand would provide enormous opportunities for PureSnax International to position itself in the healthy food and snack industry.

After exiting a previous License Agreement with a Canadian snack food Licensor, and until its recent acquisition of Etelix.com USA, LLC, Puresnax was working to develop its own brand and its own products for manufacture, distribution, sales and marketing of various products within the health foods and snacks industry and to pursue related business opportunities. PureSnax was working to become pioneers in a dynamic and growing segment of the industry where management believed future demand would be. PureSnax believed that the snack products developed must not only meet healthy product guidelines but also taste good. Its Marshmallow Squares are sugar-free, Gluten-free, vegan, low-salt. kosher, nut free and taste great. PureSnax reported that it was developing and was constantly continuing to work on other recipes for healthier products that meet the highest standards of quality.

During this new product developing stage, the opportunity to acquire Etelix.com USA, LLC, was presented to management and the board of directors of Puresnax International. After certain phone meetings with representatives of management and business plan presentations, management believed that, even though this acquisition represented a departure from the PureSnax’s business plan and core expertise, it was a better opportunity to create shareholder value, not just in the immediate but in the mid and long term than its current business. It was this thought process that Puresnax decided to enter the telecom industry and thus become a Telecommunications Service company. PureSnax acquired Etelix.com USA, LLC on June 25, 2018, and thus in that moment the company left the healthy snacks and foods business to focus on Telecommunications Business.

Recent Transaction with Etelix.com USA LLC

On June 25, 2018, PureSnax entered into a Membership Interest Purchase Agreement with Etelix.com USA, LLC., a privately held limited liability company incorporated under the laws of Florida (“Etelix”), and the members of Etelix. As a result of the transaction, Etelix became a wholly-owned subsidiary of the company. In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 13,751,875 shares of the PureSnax’s common stock were issued to the holders of Etelix in exchange for their membership interests of Etelix.

Further and as a result of the Purchase Agreement, as set forth in more detail below, the previous officers and directors of PureSnax resigned and certain principals of Etelix have been appointed as officers and directors of the PureSnax.

PureSnax entered into certain ancillary agreements noted in the Purchase Agreement, consisting of three Conversion Agreements PureSnax executed with Carmen Cabell, Patrick Gosselin and Mark Engler. These Conversion Agreements converted a portion of the Series A Preferred Stock held by these shareholders into shares of the PureSnax’s common stock, and canceled the balance of the Series A Preferred Stock held by these shareholders. Following the execution of the Conversion Agreements, Mr. Gosselin owned 250,032 shares of common stock and no shares of preferred stock in PureSnax; Mr. Cabell owned 250,080 shares of common stock and no shares of preferred stock in PureSnax; and Mr. Engler owned 250,032 shares of common stock and no shares of preferred stock in PureSnax.

In addition, PureSnax entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the PureSnax’s Board of Directors with an annual salary of $54,000; (ii) Juan Carlos Lopez Silva as Chief Commercial Officer with an annual salary of $54,000; and Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $30,000. The Employment Agreements have a term of 36 months, are renewable automatically for 24 month periods, unless PureSnax gives written notice at least 90 days prior to termination of the initial 36 month term. PureSnax shall have the right to terminate any of the employment agreements at any time without prior notice, but in that event, PureSnax shall pay these persons salaries and other benefits they are entitled to receive under their respective agreements for three years.

As a result of their new Employment Agreements with PureSnax, Messrs. Iglesias, Silva and Quintana waived all rights to their existing employment agreements in Etelix.

Reference is made to a certain Transaction Agreement dated April 10, 2017, between Metrospaces, Inc., a Delaware corporation, and Leandro Jose Iglesias in representation of the shareholders of Etelix.com USA LLC. Certain provisions from the Transaction Agreement, which all parties agree has been terminated, were made part of the Purchase Agreement, as follows:

•Under the Transaction Agreement, Metrospaces, Inc. agreed to pay Mr. Iglesias $2,040,000 USD in a combination of cash and stock for its 51% ownership interest in Etelix.com USA LLC. Of that amount, Metrospaces, Inc. has paid Mr. Iglesias $180,000 USD to date. The remaining amount of $1,860,000 USD will be payable by Metrospaces, Inc. to Mr. Iglesias in the form of a stock purchase agreement for $150,000 USD worth of stock in Metrospaces, Inc. and the balance in the form of a convertible promissory note in favor of Mr. Iglesias in the amount of $1,710,000 USD secured by a pledge of shares of common stock in the Company that Metrospaces, Inc. shall receive in connection with the Purchase Agreement; and

•Mr. Iglesias agrees to reinvest into Puresnax a total of $520,000 USD within a reasonable period of time, but no later than 30 days, upon receipt from Metrospaces, Inc. the payment of $1,710,000 USD under the convertible promissory note described above.

iQSTEL Business Plan

iQSTEL, in addition to collaborating with the growth and development of the business of its subsidiary Etelix.com LLC., is planning to expand its services to the retail market offering International Long-Distance voice communications to Corporate, Small Business and Individuals (ILD retail), supported in part on its current infrastructure.

iQSTEL is also exploring plans to enter in new business areas and markets, such as Satellite Communications; Mobile Services under the figure of a Mobile Virtual Network Operator (MVNO); Internet of Things (IoT) solutions and Data Centers. These new ventures are expected to be developed either through mergers or acquisitions, or through strategic partnerships.

iQSTEL is already allocating resources to develop a Blockchain Payment Solution to facilitate the settlement of exchanged traffic among international carriers based on smart contracts.

As a result of the purchase of Etelix, iQSTEL intends to carry on the business of Etelix as its primary line of business. iQSTEL has relocated its principal executive offices to Coral Gables, FL.

Etelix.com USA, LLC

Etelix.com USA, LLC is a Miami, Florida-based international telecom carrier founded in 2008 that provides telecom and technology solutions worldwide, with commercial presence in North America, Latin America and Europe.

Enabled by its 214-license granted by the Federal Communications Commission (FCC), Etelix provides International Long-Distance voice services for Telecommunications Operators (ILD Wholesale), and Submarine Fiber Optic Network capacity for internet (4G and 5G).

Description of Etelix’s Facilities

Etelix operates from four facilities in connection with its business. Our principal executive offices are located at 300 Aragon Avenue, Suite 375 Coral Gables, FL 31334 of shared use with our resident agent for a monthly fee of $274.

Etelix has rented a facility comprised of approximately 700 square feet office space located at 18650 NE 28th Ct. in Aventura, Florida. This office serves as Etelix’s commercial office. The rent per month is $1,200.

Additionally, Etelix has rented another facility comprised of approximately 875 square feet office space located at Avenida de Buenos Aires, 5-6 piso 1, 1-B, in La Coruna, Spain. This office serves as Etelix’s main sales office. The rent per month is $700.

Lastly, Etelix has rented a third facility comprised of approximately 2500 square feet office space located at 199 E. Flagler Street, Suite 655 in Miami, Florida. This facility adapts to current needs and it is the location where all of Etelix’s telecommunications equipment is located. The facility stores the equipment, provides broadband and constant electricity and other utilities needed to properly run the equipment. This facility also offers onsite personnel support for necessary downtime or the rebooting of systems. The rent per month is $5,500.

These facilities are suitable for Etelix’s business as International Long-Distance Telecommunications (ILD Wholesale) Operator.

Description of Etelix’s Equipment

The below is a description of the equipment Etelix uses in its business

Description	Date in Service	Acquisition Cost in US$
Telecommunication Equipment	2/31/13	157,184
Computer Equipment	12/31/13	5,728
Equipment (Telecom)	1/01/14	32,735
Equipment/Software	2/01/15	33,500
Telecommunication Equipment	1/01/16	6,113
Software Telecommunication	6/01/15	5,000
Equipment (Servers)	12/31/17	5,000
Telecommunication Software	12/31/13	387,603
Telecommunication Software	02/01/14	13,300

Etelix as International Long-Distance voice services (ILD Wholesale) Operator:

Etelix provides International Long-Distance voice termination in the ILD Wholesale market through over 200 interconnections with telecommunication carriers, PSTNs, PTTs, Mobile Operators, Mobile Virtual Network Operators (MVNOs), Long Distance Operators and Long Distance Wholesale Carriers; supplying international connectivity and international call transit among all countries of the world.

Etelix is interconnected to the most important players in the industry, among which it is worth mentioning the following: Verizon, KDDI, PCCW, Hutchinson, Flow Jamaica (Cable and Wireless Caribbean), Cable and Wireless Panama, Millicom (TIGO), Telefonica de España (Movistar), Telecom Italia (TIM), Portugal Telecom (MEU), Optimus (NOS), Belgacom (BICS), Deutsche Telekom, Vodafone India, Airtel, Reliance, Viettel, TATA Communications, iBasis, Orbitel, Entel, China Telecom, among many others.

The company provides 24x7 network monitoring through two Network Operation Centers (NOCs), one located in America and another one in Europe, with bilingual staff (English- Spanish). All network platforms (switches, billing platform, router engines, session border controllers, Data Base servers, ERP platform) are located in Miami Downtown, FL, and are accessed remotely from all employees around the world using a secure data connection.

The Industry ILD Wholesale

The International Long-Distance traffic market size is estimated at $13 Billion in annual revenue, with 552 Billion Minutes exchanged yearly (Note 1) (Note 2). It is estimated that Wholesale Carriers have a 68% total market share, carrying over 375 Billion Minutes per year (Note 1). The number of minutes carried by wholesale carriers has been increasing during the last few years mostly due to retail service providers, such as mobile operators, calling-card providers, and new VoIP-based market entrants, relying heavily on wholesale carriers to transport and terminate their customers’ international calls.

Since the year 2013 the market of traditional international long distance calls has been reducing its size in about 2-3% per year (Note 1) (Note 3). This recent decline comes to the hands of over-the-top (OTT) communication and app services. Consumers can choose from a broad range of smartphone based communications apps, including WhatsApp, Facebook Messenger, WeChat, Viber, and Apple’s Facetime, among others.

However, the market is not experiencing a total migration of users to the new communication solutions; since the numbers reveal that the existence of these new services has increased the total number of international calls. In fact, it is estimated that today OTT applications account for a volume slightly higher than 550 million minutes per year on cross-border communications (Note 1). Which means that the market has doubled its total numbers to the existing ones before the appearance of these new solutions.

While average prices have been declining globally, rates to a few destinations particularly mobile in some emerging market countries remain high, strengthening wholesale revenues. A route-by-route comparison of international traffic with international wholesale revenues reveals destinations for which wholesale revenues are disproportionately high. For example, the France to Tunisia route accounts for 1.5% of revenues, but only 0.25% of volume. Similarly, The United States to Cuba route accounts for close to 2.6% of revenues while making up around 0.15% of volume. Africa accounted for approximately 10% of wholesale traffic, but 33% of wholesale revenues (Note 1).

Note 1: source Telegeography a Telecommunications market research and consulting firm (www.telegeography.com), year 2017

Note 2: source International Telecommunications Union (www.itu.int). Key 2005-2017 ICT Data

Note 3: source Hot Telecom a Telecom Research and Consulting firm (www.hottelecom.com), The Future of International carrier report 2017.

ILD Wholesale Competitors

The wholesale industry is full of companies of all sizes and with many different business strategies and focus. We can classify the market in three segments:

Operators: in this segment are allocated the telecom companies with global presence like Verizon, Telefonica of Spain (Movistar), Telecom Italia Mobile (TIM), Vodafone, Orange, British Telecom, Telia, Deutsche Telekom, among few others. These companies are the most important traffic generators. These are the companies that account for most end users (individuals, small and home business, as well as, big corporations). Their main business is not international voice traffic, therefore their wholesale divisions are small business units in their structure. They hold the strongest position in the market, since they own the traffic and the most extended networks, but they do not really complete in the wholesale business, on the contrary, they are the potential customers that all wholesale carries want to be interconnected with.

Big Carriers: here are companies like TATA, iBasis, IDT, BTS, BICS (Belgacom). These are companies with global operations. Their only focus in on the wholesale industry and have no retail business at all or the offer on the retail segment is very limited. These companies have been expanding their commercial offerings including solutions for international roaming, international peering, SMS hubbing. They continue competing in the carrier business, but year after year, the contribution of the carrier business to their revenues is being lower; prioritizing the new business areas.

Medium and Small Carriers: this is the segment where Etelix is. This is the segment where we find the most amount of companies. The majority of these companies have a limited offer in terms of routes and capacity. Most of them work in two or three geographical markets (America and Asia; or Africa and Asia; Europe and America), but not all of them offer global coverage. In this segment we can find companies, like us, with a business strategy focused on becoming carriers with a real global offering, with termination capacity in all countries and commercial presence in every geographical market (America, Europe, Asia, Middle East and Africa).

Etelix is very well positioned to compete in the Medium and Small Carriers market segment. The Company is fully interconnected with dozens of Operators that have commercial presence in more than one geographical markets, thus allowing Etelix to offer a truly international and global voice service. Etelix business strategy is benchmarked against the Top 10 Big Carries in order to allow Etelix to grow into this top 10 carriers in next few years.

Etelix ILD Wholesale Business Plan

Etelix’s current market share is less than 0.1%; consequently, Etelix has space to grow to several times its current size. With a methodical execution of its business plan and an adequate level of capitalization, the company believes that Etelix can maintain a steady growth rate (>45% year over year) well beyond 2018.

Etelix has outlined a business plan based on the following lines of actions:

•Strengthen the commercial position in Latin America where the company has developed deep commercial and personal relationships since its inception. Latin America, including the Caribbean region, concentrates 28% (*) of the termination traffic in the industry. For that reason, the company plans to continue working on keeping a strong presence in the region.

•Deepen market presence in Asia and Africa: These are new markets for the company. Africa is currently the market with the highest contribution to operating margins and Asia concentrates one third of the termination traffic in the industry. In 2016 the Company established a new office in Europe (La Coruña, Spain) making this the first move in our strategy to penetrate these two new markets. Estimations show that 56% (Note 4) of the traffic terminating in Africa is originated from customers in Europe, so establishing a commercial point of presence in Europe is designed to put the company closer to the customer traffic.

•The new office in Spain is also believed to strengthen the development of the Asian market, since 37% (Note 4) of the traffic that terminates in that region is originated in Europe while 62% (Note 4) is originated from America where company already has a strong presence.

•Continue working on establishing global recognition to facilitate new markets presence.

•Develop new products associated with the wholesale business.

•Strengthen commercial relations with the main international traffic generators.

Note 4 source International Telecommunications Union (www.itu.int) Key 2005-2017 ICT Data

Etelix as Submarine Fiber Optic Network capacity provider for 4G and 5G

An important milestone in the evolution of Etelix was in 2013, when the company was part of a consortium of major carriers for the upgrade of the Maya-1 submarine cable systems that runs from Hollywood, Florida to the city of Tolu in Colombia. This consortium was led by Orange Telecom and Orbitel, where Etelix participated with 10 Gbps of capacity. The bulk of this contract was sold to Millicom (Tigo Costa Rica). This capacity considerably enhanced Tigo's ability to deploy world-class 4G services to its customers in Costa Rica.

The growing demand for internet connections in 4G and 5G in Latin America opened the need to increase the connectivity between Latin America and the USA, which is where most of the internet content that users are looking for in Latin America is. This is the reason that Etelix will focus on finding business opportunities to acquire capacity in submarine cables in the region, participating as an Internet provider for 4G and 5G networks deployments in Latin America.

Etelix Operational and Commercial Highlights from July 2017 to June 2018.

Within the operational and commercial ambit, Etelix highlights the following events:

1)The development of new transit products for international long-distance traffic associated with traffic termination in Africa and Asia countries that pushed the growth of the company's wholesale business turnover by over 30%. This development of new products can be mainly explained by actions such as:

a)The incorporation in July 2017 of the latest generation traffic management tools such as i-test and Arptel. These tools undoubtedly allowed our sales support team to develop new service providers and our network monitoring team could have real time control of international traffics.

b)The growth of the operational and commercial management at La Coruña, Spain, offices which grew from 2 to 7 employees, bringing with it the following benefits.

i)A better knowledge of the African and Asian markets.

ii)Greater proximity to customers and suppliers in these regions, which resulted in new businesses.

iii)A quicker and timelier response to any type of incident or fail in connection with the growth of the Spain offices, allowing our team to respond quicker to our commercial partners.

iv)Establishment of a redundant monitoring center, able to take any and all of the operative tasks in case of an emergency at the main monitoring center.

2)The strengthened of the international traffic operations in destinations such as Peru and Chile, which allowed quicker business growth with the main telecom providers for call centers such as Think IP, Syncro, Fast IP. This is reflected in the traffic growth for these countries, which grew from a few minutes to more than 200,000 minutes a day.

3)The establishment of commercial agreements with new small suppliers for the long distance markets of Colombia, Venezuela and Bolivia, such as Ariatel, Conectaplus, Diska, Cell Termination, Bolitel, which have allowed the company to maintain a competitive position in these markets.

4)The consolidation of existing commercial relationships with key players in the global telecommunications market such as Telefonica de España (Movistar), Hutchinson, PCCW, Telecom Italia (TIM), Portugal Telecom (MEU), Deutsche Telekom and Belgacom (BICS) that resulted in the strengthening of commercial relationships with these customers during the main events of the industry and the visits to their offices.

a)Participation in the Wholesale World Congress, WWC, September 2017 at the Melia Castilla Hotel, Madrid, Spain.

b)Participation in the Latam Wholesale Congress, LAWC, November 2017at the Sheraton Libertador Hotel, Buenos Aires, Argentina.

c)Participation in the International Telecoms Week, May 2018 at the Hyatt Regency Hotel, Chicago USA.

d)Commercial visit to the offices of Deutsche Telekom in Prague, Czech Republic, September 2017.

e)Commercial visit to the BICS offices in Brussels, Belgium, September 2017.

f)Commercial visit to the offices of Portugal Telecom in Brussels, Belgium, September 2017.

g)Commercial visit to the offices of Telecom Italia in Buenos Aires, Argentina, November 2017.

5)Etelix executed a network interconnection contract with Vodafone India. This contract gives Etelix access to the 212 million subscribers of Vodafone in India, which complement the contracts that Etelix already had to cover India with Airtel (386 Million subscribers), Reliance Communication (33 Million subscribers), and TATA Communications, allowing Etelix to position itself as one of the most important players in the Indian Subcontinent (India, Pakistan, Bangladesh, Nepal), having direct access to 650 million subscribers. The Vodafone India contract is of most strategic importance for Etelix, since Vodafone India is part of Vodafone Group, it is the second largest operator worldwide with most subscribers (470 Million Subscribers), only exceeded by China Mobile. The Vodafone group serves in 26 countries across 4 continents in Asia, Africa, Europe and Oceania. Etelix's contract with Vodafone India allows the reciprocal commercial exchange between Etelix and Vodafone India, for voice services as international long distance and international roaming calls, allowing both companies benefit from mutual international connectivity, Etelix offering their access in America, and Vodafone India in Asia. This contract also serves as a preamble to new mutual business in the future, and is an important growing opportunity for Etelix.

6)Establishment of new business relationships with large ILD Wholesale players in Asian markets as Sheng Li Telecom, which handles more than 400M of monthly minutes in the Indian market and more than 100M monthly in global markets.

7)Restoration of old and decreased commercial relationships with important Asian carriers such as Airtel Barthi that has a 27.5% market share in the Indian mobile market and important presence in the African mobile markets; and Reliance with a 17.5% market share in the Indian mobile market.

iQSTEL Blockchain Payment Solution Project (Blockchain PSP)

iQSTEL plans to take advantage of the experience Etelix has in the Telecommunications business specifically in ILD Wholesale market to develop a payment platform for the International Long-Distance Telecommunications (ILD Wholesale) Operators through the use of “iQSTEL Token” for payments among Operators reducing the time and costs of payments, settlement and reconciliation for ILD Wholesale voice exchange services, thanks to the use of the Blockchain protocol on-line/real-time, using the iQSTEL Blockchain PSP.

In order to be part of the iQSTEL Blockchain PSP ecosystem the Operators need to have the iQSTEL Blockchain PSP installed in connection with its voice exchange switching system and iQSTEL Token wallet with positive balance. Only iQSTEL will process the exchange for the iQSTEL Tokens into US$ and/or Euros.

Estimated Benefits of iQSTEL Blockchain PSP:

•Reduction of credit risk, since all sales can be considered as “cash sales”.

•Reduction of losses due to bad debts, since the collection is in real time.

•Elimination of bank transfer fees, since they disappear with the use of iQSTEL Token.

•Elimination of all costs related to the use of trade insurance policies since they are no longer necessary. All sales are “cash sales” on-line/real-time.

•Reduction of losses due to disputes, since all sale will be cashed in real time. Potential disputes are detected very early in the settlement process.

Blockchain PSP Business Opportunity

The total revenue in the ILD Wholesale industry is approximately $13 Billion per year. Our own estimations indicate the industry is spending about 0.7% of revenue ($91 Million per year) on costs associated to bad debt collections, disputes, bank transfer fees, trade insurance policies, among other concepts. The company believes that iQSTEL strategy will be offering the Blockchain PSP providing huge savings, faster process, and secure exchange to the ILD Wholesale industry to get a participation of the $91 Million per year that the ILD Wholesale industry spends.

Blockchain PSP Timing

iQSTEL plans to begin with the design of the Blockchain PSP by 1Q of 2019.

Regulations

Telecommunications services are subject to extensive government regulation in the United States. Any violations of the regulations may subject us to enforcement actions, including interest and penalties. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services

Regulation of Telecom by the Federal Communications Commission

Telecommunication license

Anyone seeking to conduct telecommunications business where the telecommunication services will transpire between the United States and an international destination must obtain a license from the Federal Communications Commission (FCC). This particular license is named a Section 214 license, after the section in the Communications Act of 1934.

Etelix.com USA, LLC was authorized by the Federal Communications Commission to provide facility-based services in accordance with section 63.18(e)(1) of the Commission’s rules; and also to provide resale services in accordance with section 63.18(e)(2) under license number ITC-214-20090625-00303.

Since Etelix has no other network infrastructure outside the United States, no other licenses are required to us to operate as an international carrier service provider.

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order, which requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. Etelix also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service and FCC Regulatory Fees (collectively, the Other Funds). Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover from our customers all of our contributions.

In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If even some of these exemptions become unavailable, they could materially increase our federal Universal Service Fund or Other Funds’ contributions and have a material adverse effect on the cost of our operations and, therefore, on our ability to continue to operate profitably, and to develop and grow our business. We cannot be certain of the stability of the contribution factors for the Other Funds. Significant increases in the contribution factor for the Other Funds in general and the Telecommunications Relay Service Fund in particular can impact our profitability. Whether these contribution factors will be stable in the future is unknown, but it is possible that we will be subject to significant increases.

Item 1A. Risk Factors

Risks Relating to Business and Financial Condition

Our business, operating results or financial condition could be materially adversely affected by any of the following risks.

Our telecommunications line of business is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs.

A reduction of our prices to compete with any other offers in the market will not always guarantee and increase in the traffic, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins.

The continued growth of Over-The-Top calling and messaging services, such as WhatsApp, Skype and Viber has adversely affected the use of traditional phone communications. We expect this IP-based services which offer voice communications for free to continue to increase, which may result in increased substitution on our service offerings.

The termination of our carrier agreements or our inability to enter into new carrier agreements in the future could materially and adversely affect our ability to compete, which could reduce our revenues and profits.

We rely upon our carrier agreements in order to provide our telecommunications services to our customers. These carrier agreements are in most cases for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete would be adversely affected if our carrier agreements were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our sixteen largest customers (10% of our total customer base) collectively accounted for 59.76% of total consolidated revenues in fiscal year 2017. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Natural disasters, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations.

Our inability to operate our telecommunications networks because of such events, even for a limited period of time, may result in loss of revenue, significant expenses, which could have a material adverse effect on our results of operations and financial condition.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems. To be successful, we need to continue to have available a high capacity, reliable and secure network for our and our customers’ use. As any other company, we face the risk of a security breach, whether through cyber-attacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. There is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services, which subject us to the costs of providing those services, which are likely not recoverable. The secure maintenance and transmission of our information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information may be compromised by a malicious third-party penetration of our network security, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our services may be used without payment.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. We have researched the situations and do not believe any material internal or customer information has been compromised.

We operate a global business that exposes us to currency, economic and regulatory.

Our revenue comes primarily from sales outside the U.S. and our growth strategy is largely focused on emerging markets. Our success delivering solutions and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•our ability to effectively staff, provide technical support and manage operations in multiple countries;

•fluctuations in currency exchange rates;

•timely collecting of accounts receivable from customers located outside of the U.S.;

•trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;

•compliance with the U.S. Foreign Corrupt Practices Act, and other anti-bribery laws and regulations;

•variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights; and

•compliance with export regulations, tariffs and other regulatory barriers.

Tax Risks

We are subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved. We are subject to audits by taxing and regulatory authorities with respect to certain of our income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity.

We may be unable to achieve some, all or any of the benefits that we expect to achieve from our plan to expand our operations.

In the future we may require additional financing for capital requirements and growth initiatives. Accordingly, we will depend on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations

Risks Relating to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “IQST” on the OTCPink operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

•Technological innovations or new products and services by us or our competitors;

•Government regulation of our products and services;

•The establishment of partnerships with other telecom companies;

•Intellectual property disputes;

•Additions or departures of key personnel;

•Sales of our common stock;

•Our ability to integrate operations, technology, products and services;

•Our ability to execute our business plan;

•Operating results below or exceeding expectations;

•Whether we achieve profits or not;

•Loss or addition of any strategic relationship;

•Industry developments;

•Economic and other external factors; and

•Period-to-period fluctuations in our financial results.

Our stock price may fluctuate widely as a result of any of the above. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

The disclosures concerning our properties are contained in Item 1 Business above and incorporated herein by reference.

Item 3. Legal Proceedings

We have no current legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “IQST” on the OTCPink operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid information for our common stock for the each of the periods indicated as reported by the OTCPink. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2018

Quarter Ended	High $	Low $
June 30, 2018	2.35	0.26
March 31, 2018	0.0001	0.0001
September 30, 2017	0.0009	0.0004
December 31, 2017	0.0005	0.0001

Fiscal Year Ending June 30, 2017

Quarter Ended	High $	Low $
June 30, 2017	0.0007	0.0007
March 31, 2017	0.0013	0.00105
September 30, 2016	0.0065	0.0046
December 31, 2016	0.0016	0.0014

On November 09, 2018, the last sales price per share of our common stock was $1.00.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 9, 2018, we had 15,002,599 shares of our common stock issued and outstanding, held by approximately 38 shareholders of record at our transfer agent, with additional shareholders holding our shares in street name.

Dividends

We currently intend to retain future earnings for the operation of our business. We have never declared or paid cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.We would not be able to pay our debts as they become due in the usual course of business; or

2.Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

As a result of the Purchase Agreement, we issued an aggregate of 13,751,875 shares of the Company’s common stock to the holders of Etelix in exchange for their membership interests of Etelix.

During the year ended June 30, 2018, we issued 75,000 shares valued at $150,000 for the legal services related to the acquisition of Etelix.com USA LLC.

Subsequent to year end, we received $7,500 from unrelated investors for 350,000 shares of common stock subscribed for at $0.025 per share.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended June 30, 2018 and 2017

Net Revenue

Our net revenue for the year ended June 30, 2018 was $9,621,015 as compared with $7,319,029 for the year ended June 30, 2017. These numbers reflect an increase of 32.80% year over year primarily from the growth in traffic carried to higher revenue per minute destinations in Africa as a result of the straightening of our commercial position in the African market, which comes from the excellent commercial activities deployed by our office in Spain. One of our main strategic lines of actions for 2018 has been to strengthen the business relationship with our customers in Europe and leverage from there our growth in the African market, with half of the traffic terminated in Africa originating from Europe. The African market has contributed 42% of the revenue for the year ended June 30, 2018 compared with only 2% for the year ended June 30, 2017.

This new revenue stream form the African routes has been generated by an increase from 1% to 4% of the total traffic managed in our switches, confirming all our previous analysis regarding the potential contribution to the revenues the African market represents. There is still room to grow and we have enough capacity in our telecommunication infrastructure to accommodate more than twice the traffic we handle at the present time.

If net revenues continue growing at a similar rates for the next twelve months, we believe that the company will reach a total revenue of approximately $12.5 million by June 30, 2019.

Cost of Sales

Our total cost of sales for the year ended June 30, 2018 was $8,750,089 as compared with $6,304,076 for the year ended June 30, 2017. The increase results from a higher volume of minutes of African destinations, which rates are on average 9 times higher compared to the average rates of the rest of the World. This behavior in the costs shows a logical correlation with the behavior of the revenue commented above.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, decreased from 2017 to 2018 as a result of the reduction in the gross margins in Asia and Latin America, which has not been compensated yet by the expected positive contributions to the margin by the new traffic terminated in Africa.

To develop a new market and to be able to obtain from it the expected margins, it is necessary to advance along several stages. First, it is important to add some routes to the portfolio and capture a significant volume of traffic from the customers to those routes. Once a critical mass of traffic has been reached, the company is in a better position to negotiate with vendors the price conditions and payment terms. These are the two aspects that mainly determine the gross margins. During year 2018 we have increased the volume of traffic in the African destinations from 1.8 million in the previous year to almost 8 million. This fact is putting us in a better position to negotiate with our vendors to get from them the terms and conditions that will impact in a positive way the gross margins in every carried minute.

With this in mind, we expect an increase in the gross margin for the next twelve months as a result of having better termination costs.

Operating Expenses

Operating expenses for the year ended June 30, 2018 were $788,701, as compared with $697,896 for the year ended June 30, 2017. The detail by major category is reflected in the table below.

	Years Ended June 30
	2018	2017

Salaries, Wages and Benefits	$303,228	$331,915
Technology	157,487	152,921
Professional Fees	30,915	86,463
Legal & Regulatory	150,025	25
Trade Insurance	20,151	22,166
Travel & Events	24,037	25,055
Depreciation and Amortization	17,854	62,850
Office, Facility and Other	85,004	16,501

Subtotal	788,701	697,896

Stock-based compensation	-	-
Lawsuit settlement	-	-

Total Operating Expense	$788,701	$697,896

The main reasons for the overall increase in operating expenses in 2018 was the legal expenses ($150,000) related to the merger of Etelix into iQSTEL, which is not a recurrent cost. All other concepts were stable from one year to the other, which allows us to affirm that the cost structure of the company is under control and supervision.

Net Loss

We finished the year ended June 30, 2018 with a loss of $291,915 as compared to income of $217,997 during the year ended June 30, 2017. The reasons for specific components are discussed above. Overall, we had an increment in the interest expenses accrued of $327,092 in year 2018 compared to $77,855 in year 2017.

During 2018 Company borrowed $928,892 compared to $242,635 in 2017. This indebtedness has been used to cover cash requirements resulting from the increase in traffic to African destinations, which rates are 9 times higher than most other destinations in the World. As we have already explained, we are in a stage of developing the African market that obliges us to anticipate payments to our vendors in order to guarantee the availability and capacity in the routes, in comparison to longer maturities in the invoices of our clients.

Given the lack of credit history, the Company has had to assume high interest costs and short payment terms in the loans taken, but based on the excellent payment record shown with our lenders the terms and conditions of each new loan have been better than the previous ones. Even though we cannot guarantee it, the recent experiences make us expect we could obtain better conditions in any new loan in the future, but also due to the volumes of traffic we have been able to manage, and based on our experience in the industry, we believe will be in a better position to negotiate better commercial terms with our vendors, which would result in a greater gross margin per minute and lower financing needs for cash flow.

Company is also accruing $150,000 on legal expenses related to the acquisition of Etelix into iQSTEL, which is not a recurrent cost.

Even though we recorded a net loss in 2018, the Company continues to have positive operating results, which demonstrates Company’s capacity to generate profits in each minute carried and to keep operating and general and administrative costs under control.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $2,142,259, compared with current liabilities of $1,852,089, resulting in working capital of $290,170 and a current ratio of approximately 1.16 to 1. This compares with the working capital balance of $319,055 and the current ratio of 1.21 to 1 at June 30, 2017. This decrease in working capital, as discussed in more detail below, is primarily the result of an increment in the loans payable.

Following is a table with summary data from the consolidated statement of cash flows for the year ended June 30, 2018 and 2017, as presented.

	2018	2017
Net cash used in operating activities	$(335,368)	$(179,627)
Net cash used in investing activities	-	-
Net cash used in financing activities	299,731	224,760

Net decrease in cash and cash equivalents	$(35,907)	$(45,133)

Our operating activities used $335,638 in the year ended June 30, 2018, as compared with $179,627 used in operating activities in the year ended June 30, 2017. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. The cash used in operations in 2018 was the result of an increase in the operating expenses particularly the legal expenses related to the acquisition of Etelix into iQSTEL.

Financing activities provided $299,731 for the year ended June 30, 2018, as compared with $224,760 provided for the year ended June 30, 2017.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended June 30, 2018; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of assets and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheets as of June 30, 2018 and 2017;

F-3	Consolidated Statements of Operations for the years ended June 30, 2018 and 2017;

F-4	Consolidated Statement of Stockholders’ Equity for the years ended June 30, 2018 and 2017;

F-5	Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017; and

F-6	Notes to Consolidated Financial Statements.

Boyle CPA, LLC

Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of iQSTEL Inc. (formerly PureSnax International, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iQSTEL Inc. (formerly PureSnax International, Inc.) (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the years in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company’s lack of cash and lack of an established source of revenues raises substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 3. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

Boyle CPA, LLC

We have served as the Company’s auditor since 2017

Bayville, NJ

November 13, 2018

361 Hopedale Drive SEP (732) 822-4427

Bayville, NJ 08721F (732) 510-0665

iQSTEL INC

(Formerly PureSnax International, Inc.)

Consolidated Balance Sheets

	June 30,	June 30,
	2018	2017

ASSETS
Current Assets
Cash	$25,355	$61,262
Accounts receivable, net	1,935,367	2,974,848
Prepaid and other current assets	181,537	304,980
Total Current Assets	2,142,259	3,341,090

Property and equipment, net	301,756	319,610
TOTAL ASSETS	$2,444,015	$3,660,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,334,715	$2,644,991
Due to related parties	26,593	-
Loans payable - current portion	233,704	114,173
Other current liabilities	257,077	262,871
Total Current Liabilities	1,852,089	3,022,035

Long-term loans payable – related parties	90,787	90,587
TOTAL LIABILITIES	1,942,876	3,112,622

Stockholders' Equity
Preferred stock: 8,500,000 authorized; $0.0001 par value at June 30, 2018 – no shares issued and outstanding	-	-
Common stock: 2,000,000,000 authorized; $0.001 par value at June 30, 2018
15,002,599 and 11,085,965 shares issued and outstanding, respectively	15,003	11,086
Additional paid in capital	987,238	737,429
Stock subscription receivable	(8,750)	-
Accumulated deficit	(492,352)	(200,437)
Total Stockholder's Equity	501,139	548,078
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,444,015	$3,660,700

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Consolidated Statements of Operations

	Year Ended
	June 30,
	2018	2017

Revenues	$9,621,015	$7,319,029
Cost of goods sold	8,750,089	6,304,076
Gross profit	870,926	1,014,953

Operating Expenses
General and administration	788,701	697,896
Total operating expenses	788,701	697,896

Operating income	82,225	317,057

Other income (expense)
Other income	-	4
Interest expense	(327,092)	(77,855)
Other expenses	(47,048)	(21,209)
Total other expense	(374,140)	(99,060)

Net income (loss) before provision for income taxes	(291,915)	217,997
Income taxes	-	-
Net income (loss)	$(291,915)	$217,997

Basic and dilutive income (loss) per common share	$(0.02)	$0.02
Weighted average number of common shares outstanding	11,909,161	10,415,430

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended June 30, 2018 and 2017

			Additional		Retained
	Common Stock		Paid in	Subscription	Earnings
	Shares	Amount	Capital	Receivable	(Deficit)	Total

Balance - June 30, 2016	9,604,904	$9,605	$638,910	-	$(418,434)	$230,081

Common stock issued for cash	1,481,061	1,481	98,519	-	-	100,000
Net income	-	-	-	-	217,997	217,997
Balance - June 30, 2017	11,085,965	11,086	737,429	$-	(200,437)	548,078

Common stock issued	2,665,910	2,666	177,334	-	-	180,000
Recapitalization	1,175,724	1,176	(77,450)	(8,750)	-	(85,024)
Common stock issued for legal services	75,000	75	149,925	-	-	150,000
Net loss	-	-	-	-	(291,915)	(291,915)
Balance - June 30, 2018	15,002,599	$15,003	$987,238	$(8,750)	$(492,352)	$501,139

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Consolidated Statements of Cash Flows

	Year Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(291,915)	$217,997
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	150,000	-
Depreciation and amortization	17,854	62,850
Changes in operating assets and liabilities:
Accounts receivable	1,039,481	(2,025,068)
Other current assets	123,443	(217,435)
Accounts payable	(1,368,707)	1,546,082
Other current liabilities	(5,794)	235,947
Net cash used in operating activities	(335,638)	(179,627)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	928,892	242,635
Repayments of loans payable	(809,161)	(117,875)
Common stock issued	180,000	100,000
Net cash provided by financing activities	299,731	224,760

Net change in cash and cash equivalents	(35,907)	45,133
Cash and cash equivalents, beginning of period	61,262	16,129
Cash and cash equivalents, end of period	$25,355	$61,262

Supplemental cash flow information
Cash paid for interest	$327,092	$77,855
Cash paid for taxes	$-	$15,879

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of B-Maven Inc. Change its name to PureSnax International, Inc. on September 18, 2015; and more recently change its name to iQSTEL Inc. on August 7, 2018.

The Company has been engaged in the business of telecommunication services as a wholesale carrier of voice and data for other telecom companies around the World with more than 200 active interconnection agreements with mobile companies, fix line companies and other wholesale carriers.

Stock split. Effective May 9, 2018, we effected a 1 for 19,152 reverse stock split of our issued and outstanding common stock (the “Reverse Stock Split”). All references to shares of our common stock in this report on Form 10-K refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Membership Interest Purchase Agreements and Reorganization

On June 25, 2018 (the “Effective Date”), iQSTEL entered into a membership purchase agreement with Etelix.com USA, LLC (“Etelix”) and became a 100% subsidiary of iQSTEL.

Pursuant to the terms of the membership interest purchase agreement, iQSTEL issued 13,751,875 shares of its unregistered common stock to the members of Etelix in exchange for their memberships interests in Etelix and as a result of the Purchase Agreements, Etelix became a wholly owned subsidiary of iQSTEL.

The Company entered into certain ancillary agreements (the “Ancillary Agreements”) noted in the Purchase Agreement, consisting of three Conversion Agreements the Company executed with Carmen Cabell, Patrick Gosselin and Mark Engler. The Conversion Agreements converted a portion of the Series A Preferred Stock held by these shareholders into shares of the Company’s common stock, and canceled the balance of the Series A Preferred Stock held by these shareholders. Following the execution of the Conversion Agreements, Mr. Gosselin owned 250,032 shares of common stock and no shares of preferred stock in the Company; Mr. Cabell owned 250,080 shares of common stock and no shares of preferred stock in the Company; and Mr. Engler owned 250,032 shares of common stock and no shares of preferred stock in the Company.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by Etelix, and resulted in a recapitalization with Etelix being the accounting acquirer and iQSTEL as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, Etelix and have been prepared to give retroactive effect to the reverse acquisition completed on June 25, 2018, and represent the operations of Etelix. The consolidated financial statements after the acquisition date, June 25, 2018 include the balance sheets of both companies at historical cost, the historical results of Etelix and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. The Company’s fiscal year end is June 30.

Consolidation Policy

For June 30, 2018, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Etelix.com USA, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to June 25, 2018, the financial statements presented are those of Etelix.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2018 and 2017, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense.

Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value.

Fixed Assets

Fixed assets, consisting of telecommuting equipment and software, is recorded at cost reduced by accumulated depreciation and amortization. Depreciation and amortization expense is recognized over the assets’ estimated useful lives of 3 years for computers and laptops, 5 years for telecommunications equipment and switches; and 5 years for software using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended June 30, 2018 and 2017.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

During the year ended June 30, 2018 and 2017, three customers represented 40% of our revenues and three customer represented 22% of our revenues, respectively.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying values of our financial instruments, including, cash and cash equivalents; accounts receivable; prepaid expenses; accounts payable and other payable and due to related parties approximate their fair values due to the short-term maturities of these financial instruments.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related party’s due to their related party nature.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax basis of assets, liabilities, the carry forward of operating losses and tax credits, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 10).

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company recognizes revenue only when all of the following criteria have been met:

•Identify the contract(s) with a customer

•Identify the performance obligations in the contract

•Determine the transaction price.

•Allocate the transaction price to the performance obligations in the contract.

•Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company recognizes revenue related to monthly usage charges and other recurring charges during the period in which the telecommunication services are rendered. Provided that persuasive evidence of a sales arrangement existed, and collection was reasonably assured. Persuasive evidence of a sales arrangement existed upon execution of a written interconnection agreement. The Company’s payment terms vary by clients.

Cost of revenue

Costs of revenue represent direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls terminated in vendor’s network.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently adopted accounting standards

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted this standard during the year ended June 30, 2018. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions:

•The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used),

•The award’s vesting conditions, and

•The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The adoption of ASU 2017-09 effective July 1, 2017 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to provide guidance on revenue recognition. In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC Topic 606, which replaces all legacy GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In applying ASC Topic 606, companies need to use more judgment and make more estimates than under legacy guidance. This includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each distinct performance obligation. ASC Topic 606 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

The Company adopted the new standard effective July 1, 2017 under the modified retrospective transition method, applying the new guidance to the most current period presented. The adoption of ASU 2014-09 effective July 1, 2017 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, as of June 30, 2018, the Company had a net loss of $291,915. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations.

During the next year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and marketing expenses. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, the Company has relied upon funds from its stockholders. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon its operations and its stockholders.

NOTE 4 – OTHER CURRENT ASSETS

Other current assets at June 30, 2018 and 2017 consist of the following:

	June 30,	June 30,
	2018	2017
Advance payment to suppliers	$-	$52,843
Other receivable	174,635	244,298
Prepaid expenses	6,302	7,839
Tax receivable	600	-
	$181,537	$304,980

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at June 30, 2018 and 2017 consist of the following:

	June 30,	June 30,
	2018	2017
Telecommunication equipment	$245,260	$245,260
Telecommunication software	400,903	400,903
Total fixed assets	646,163	646,163
Accumulated depreciation and amortization	(344,407)	(326,553)
Total Fixed assets	$301,756	$319,610

Depreciation expense for the year ended June 30, 2018 and 2017 amounted to $17,854 and $62,850, respectively.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 6 –LOANS PAYABLE

Loans payable at June 30, 2018 and 2017 consist of the following:

	June 30,	June 30,		Interest
	2018	2017	Term	rate
Pearl Capital	$-	$9,122	Note was issued on February 6, 2017 and due in August 9, 2017	32.0%
Unique Funding Solutions	-	2,750	Note was issued on March 17, 2017 and due in July 6, 2017	32.0%
Fusion Capital	-	2,216	Note was issued on March 17, 2017 and due in July 18, 2017	35.0%
Midnight Advance	-	12,732	Note was issued on April 21, 2017 and due in August 17, 2017	31.0%
Yellowstone Capital	-	22,845	Note was issued on May 19, 2017 and due in October 13, 2017	31.0%
APP Group Inter	983	64,508	Note was issued on June 28, 2017 and due in December 17, 2017	32.0%
Advantage Platform Services_3	72,737	-	Note was issued on December 19, 2017 and due in October 18, 2018	31.5%
Advantage Platform Services_4	32,113	-	Note was issued on February 2, 2018 and due in October 1, 2018	31.0%
DMKA LLC	10,000	-	Note was issued on March 9, 2018 and due in July 28, 2018	28.6%
Complete Business Solutions_3	117,871	-	Note was issued on April 13, 2018 and due in March 09, 2019	33.3%
Total	233,704	114,173
Less : Current portion of loans payable	233,704	114,173
Long-term loans payable	$-	$-

During the year ended June 30, 2018 and 2017, the Company recorded interest expenses of $327,092 and $77,855, respectively.

During the year ended June 30, 2018 and 2017, the Company borrowed $928,892 and $242,635, respectively, and repaid the principal amount of $809,161 and $117,875 and interest expense of $327,092 and $77,855, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2018 and 2017 consist of the following:

	June 30,	June 30,
	2018	2017
Accrued expenses	$98,081	$156,764
Accrued expenses - related party	931	-
Accrued interest	2,200	4,400
Salary payable - management	138,297	78,145
Salary payable	17,568	13,362
Other payable	-	10,200
	$257,077	$262,871

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 2,000,000,000 shares of common stock with a par value of $0.001 per share and 8,500,000 shares of preferred stock with a par value of $0.001 per share as of June 30, 2018.

On August 7, 2018, our board of directors and a majority of our shareholders approved an amendment to our Articles of Incorporation for the purpose of decreasing our authorized common stock to 100,000,000 shares, par value $0.001 per share, and cancelling our authorized preferred stock.

Common Stock

On June 25, 2018, pursuant to the Membership Interest Purchase Agreement (see Note 1), the Company issued 13,751,875 shares of common stock to the members of Etelix.com USA LLC in exchange for the Etelix.com USA LLC membership interest. As a result of the reverse acquisition accounting, these shares issued to the former members of Etelix.com USA LLC are treated as being outstanding from the date of issuance of the Etelix.com USA LLC membership.

The 13,751,875 shares of common stock consisted of the following;

•9,604,904 shares of common stock were outstanding as of June 30, 2016 (Etelix.com USA LLC)

•During the year ended June 30, 2018 and 2017, the Company issued 2,665,910 and 1,481,061 shares of common stock for $180,000 and $100,000, respectively.

During the year ended June 30, 2018, the Company issued 75,000 shares valued at $150,000 for the legal services related to the acquisition of Etelix USA LLC.

As of June 30, 2018 and 2017, 15,002,598 and 11,085,965 shares of common stock were issued and outstanding, respectively.

NOTE 9 – PROVISION FOR INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended June 30, 2018. The Company’s financial statements for the year ended June 30, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 35% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of June 30, 2018 and 2017, are as follows:

	June 30,	June 30,
	2018	2017
Net Operating loss carryforward	$342,354	$200,437
Effective tax rate	35%	35%
Deferred tax asset	119,824	70,153
Effect of change in the statutory rate	(47,930)	-
Less: valuation allowance	(71,894)	(70,153)
Net deferred tax asset	$-	$-

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 9 – PROVISION FOR INCOME TAXES (CONTINUED)

As of June 30, 2017, utilization of the NOL carry forwards, which will begin to expire between 2031 and 2038, of approximately $342,000 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2012 through 2018 are subject to review by the tax authorities.

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans payable – related parties

	June 30,	June 30,		Interest
	2018	2017	Term	rate
Alonso Van Der Biest	$80,200	$80,000	Note was issued on June 12, 2015 and due in June 11, 2019	16.5%
Alvaro Quintana	10,587	10,587	Note was issue on September 30, 2016 and due in September 29, 2019	0%
Total	90,787	90,587
Less : Current portion of loans payable	-	-
Long-term loans payable	$90,787	$90,587

Due to related parties

As of June 30, 2018 and 2017, the Company had due to related parties of $26,593 and $0, respectively. The loans are unsecured, non-interest bearing and due on demand.

Employment agreements

On June 25, 2018, the Company entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the Company’s Board of Directors with an annual salary of $54,000; (ii) Juan Carlos Lopez Silva as Chief Commercial Officer with an annual salary of $54,000; and Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $30,000. The Employment Agreements have a term of 36 months, are renewable automatically for 24 month periods, unless the Company gives written notice at least 90 days prior to termination of the initial 36 month term. The Company shall have the right to terminate any of the employment agreements at any time without prior notice, but in that event, the Company shall pay these persons salaries and other benefits they are entitled to receive under their respective agreements for three years.

As at June 30, 2018 and 2017, the Company recorded and accrued management salaries of $138,297 and $78,145, respectively.

iQSTEL INC

(Formerly PureSnax International, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2018 and 2017

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to June 30, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

Convertible notes

On July 16, 2018, we issued a convertible note in the principal amount of $25,000. The convertible note has a term of twelve months, accrues interest at 10% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal the lesser of (i) 50% multiplied by the lowest trading price during the previous fifteen days period ending on the latest complete trading day prior to the issue date of this Note and (ii) 50% multiplied by the lowest trading price for the common stock during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Note in currently in default.

On August 16, 2018, we issued a convertible note in the principal amount of $50,000. The convertible note has a term of nine months, accrues interest at 10% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal the lesser of (i) 50% multiplied by the lowest trading price during the previous twelve days before the issue date of this Note and (ii) 50% multiplied by the lowest trading price for the common stock during the twelve days period ending on the latest complete trading day prior to the conversion date. The Note in currently in default.

On October 1, 2018, we issued a convertible note in the principal amount of $30,000. The convertible note has a term of nine months, accrues interest at 10% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty days before the issue date of this Note and (ii) 50% multiplied by the lowest trading price for the common stock during the twenty days period ending on the latest complete trading day prior to the conversion date. The Note in currently in default.

Subscription receivable

The company received $7,500 from unrelated investors for 350,000 shares of common stock subscribed for at $0.025 per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being January 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of June 30, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending June 30, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank

Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Leandro Iglesias	53	President, Chairman, Chief Executive Officer and Director
Oscar Brito	46	Director
Alvaro Quintana Cardona	47	Chief Operating Officer, Chief Financial Officer and Director
Juan Carlos Lopez Silva	50	Chief Commercial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Leandro Iglesias

Before founding Etelix in year 2008, where he has acted as President and CEO; Mr. Iglesias was the International Business Manager at CANTV/Movilnet (the Venezuelan biggest telecommunications services provider). He held this position between January 2003 and July 2008, while the company was under the control of Verizon. Previous to his position in Cantv/Movilnet Mr. Iglesias was Executive Vice President and responsible of the Latin America marketing division of American Internet Communications (August 1998 – December 2002). Leandro Iglesias has developed a carrier for more than 20 years in the telecommunications industry with a particular emphasis in the international long-distance traffic business, submarine cables, satellite communications and international roaming services. He is Electronic Engineer graduate from Universidad Simon Bolivar and graduated from the Management Program at IESA Business School. He also holds an MBA from Universidad Nororiental Gran Mariscal de Ayacucho.

Aside from that provided above, Mr. Iglesias does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Iglesias is qualified to serve on our Board of Directors because of his wealth of experience in the telecom industry.

Oscar Brito

Since 1997 Oscar Brito has been advising companies and investors on strategic investments and acquisitions. Since co-founding GBS Capital in 1997, he has been directly involved in over $500MM in capital raising and M&A in middle market tech and real estate deals. For the last 21 years, he has specialized in early and mid-stage Investment and M&A activity and real estate development activities. Currently he is acting as Presiden, CFO and director of Metrospaces Inc. a NYC-based real estate developer focused in the US-luxury condo and apartment market. Previously he was Managing Director at GBS Capital Partner (1997-2015) and Advisor to the Board at Grooveshark (2010-2012). Mr. Brito holds a Law Degree from Universidad Catolica Andres Bello and an MBA Duke University – The Fuqua School of Business.

Aside from that provided above, Mr. Brito does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Brito is qualified to serve on our Board of Directors because of his business experience and fundraising experience.

Alvaro Quintana Cardona

Alvaro Quintana has developed a carrier of more than twenty years of experience in the telecommunication industry with particular focus on regulatory affairs, strategic planning, value added services and international interconnection agreements. Before joying Etelix in year 2013 as Chief Operation Officer and Chief Financial Officer, Mr. Quintana acted between June 2004 and May 2013 as Interconnection and Value-Added Services Manager at Digitel (a mobile service provider in Venezuela, formerly a Telecom Italia Mobile subsidiary). He holds a Bachelor Degree in Business Administration and a Specialist Degree in Economics, both from the Universidad Catolica Andres Bello. He also holds a Master in Telecommunications from the EOI Business School in Spain.

Aside from that provided above, Mr. Cardona does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Mr. Quintana is qualified to serve on our Board of Directors because of his wealth of experience in the telecom industry.

Juan Carlos Lopez Silva

Juan Carlos Lopez Silva is an Engineer graduated from Universidad de Los Andes, with a Master degree in Project Management from the Pontificia Universidad Javeriana; and MBA from EADA Business School; with more than 20 years of experience in project management, negotiation, business development and management on international companies. Previous to joining Etelix in August 2011 as Chief Commercial Officer, Juan Carlos was International Carrier Relations Manager at Colombia Telecomunicaciones S.A. Esp. a subsidiary of Telefonica of Spain, between September 2003 and June 2011.

Aside from that provided above, Mr. Silva does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

Third Party Providers

Securities Legal Counsel:

The Doney Law Firm

4955 S. Durango Dr. Ste. 165 | Las Vegas, NV 89113

Office: (702) 982-5686

Scott@DoneyLawFirm.com

www.doneylawfirm.com

Accounting Firm:

PubCo Reporting Solutions, Inc.

O : 305-396-1415 (USA)

O : 778-819-6838 (CDN)

O : 844-396-1415 (Toll Free)

F : 305-503-9293

E : jason@pubcoreporting.com

www.pubcoreporting.com

Audit Firm:

Boyle CPA, LLC

361 Hopedale Drive SE

Bayville, NJ 08721

(732) 822-4427

rboyle@cpaboyle.com

www.cpaboyle.com

Transfer Agent:

Pacific Stock Transfer Company

6725 Via Austi Pkwy, Suite 300

Las Vegas, Nevada 89119

Phone - 702.361.3033 ext 102

Fax - 702.433.1979

Toll Free - 800.785.PSTC (7782)

Joslyn@pacificstocktransfer.com

www.pacificstocktransfer.com

Employees

iQSTEL, including Etelix.com LLC, had 15 employees as of June 30, 2018.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K, including:

1. Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2. Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5. Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

The Board of Directors reviews the independence of our directors on the basis of standards adopted by the NASDAQ Stock Market (“NASDAQ”). As a part of this review, the Board of Directors considers transactions and relationships between our company, on the one hand, and each director, members of the director’s immediate family, and other entities with which the director is affiliated, on the other hand. The purpose of such a review is to determine which, if any, of such transactions or relationships were inconsistent with a determination that the director is independent under NASDAQ rules. As a result of this review, the Board of Directors has determined that none of our directors is an “independent director” within the meaning of applicable NASDAQ listing standards.

Committees of the Board

Our full board serves the functions that would normally be served by a separately-designated Audit Committee, Nominating Committee, and Compensation Committee. Further, we do not have an audit committee financial expert on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2018. Following the year end, all of the Form 3s were filed late for incoming management of Etelix.com USA LLC.

Code of Ethics

We do not have a code of ethics but we plan to adopt one this fiscal year.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended June 30, 2018 and 2017.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Patrick Gosselin Former President, CEO, Secretary and Director	2018 2017	- -	- -	- -	- -	- -	- -
Mark Engler CFO and Director	2018 2017	- -	- -	- -	- -	- -	- -

Employment Agreements for New Management

The Company entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the Company’s Board of Directors with an annual salary of $54,000 plus the “additional compensation”; (ii) Juan Carlos Lopez Silva as Chief Commercial Officer with an annual salary of $54,000 plus the “additional compensation”; and Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $30,000 plus the “additional compensation”.

The “additional compensation” for each officer is a monthly variable compensation based on a percentage of the gross income in monthly basis (Revenue minus the cost of termination) of Etelix.com USA, LLC calculated by applying the corresponding percentage indicated in the table below to the amount of the Gross Income according to the Gross Income Range on the table. This payment will be made in cash on the 5th day of the second month after the month the gross income is being calculated.

Gross Income Range per Month	Percentage
< $40,000	0%
From $40,001 to $55,000	3%
>$55,000	6%

The Employment Agreements have a term of 36 months, are renewable automatically for 24 month periods, unless the Company gives written notice at least 90 days prior to termination of the initial 36 month term or any of the subsequent 24 months term renewals. The Company shall have the right to terminate any of the employment agreements at any time without prior notice, but in that event, the Company shall pay these persons salaries and other benefits they are entitled to receive under their respective agreements for three years or two years in the case of renewals.

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

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of November 9, 2018, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of voting stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 300 Aragon Avenue, Suite 375, Coral Gables, FL 33134.

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Leandro Iglesias		20.70%
	3,111,708
Oscar Brito(3)	3,068,424	20.40%
Juan Carlos Lopez Silva	962,535	6.40%
Alvaro Quintana Cardona	962,535	6.40%
All Directors and Executive Officers as a Group (5 persons)	8,105,202	53.90%
5% Holders
Carlos Daniel Silva(4)	3,068,424	20.40%
Eduardo Cabrera	962,535	6.40%
240 East 39 Street, Apt 10G
New York, NY 10016
Mason Habib	756,278	5.00%
8007 Rockwell Vista
San Antonio, TX 78249

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 15,002,599 voting shares as of November 9, 2018.

(3) Mr. Brito has beneficial ownership of 50% of Metrospaces Inc., which holds 6,136,848 shares of our common stock.

(4) Mr. Silva has beneficial ownership of 50% of Metrospaces Inc., which holds 6,136,848 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than described below or the transactions described under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30
	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$10,000	$-	$-	$-
2018	$20,000	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 3.1	Articles of Incorporation of the Registrant (2)
Exhibit 3.2	Bylaws of the Registrant (2)
Exhibit 3.3	Certificate of Amendment(3)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

1.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 28, 2018.

2.Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the US Securities and Exchange Commission on August 18, 2011.

3.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias
Chief Executive Officer, Principal Executive Officer
November 12, 2018
By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	November 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
November 12, 2018

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	November 12, 2018

By:	/s/ Oscar Brito
Oscar Brito
Title:	Director
Date:	November 12, 2018