Form 10-Q
period 2018-09-30
iQSTEL Inc
filed 2018-11-16
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-55984

iQSTEL Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2808620
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Aragon Avenue, Suite 375 Coral Gables, FL 33134
(Address of principal executive offices)

(954) 951-8191
(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[X] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

15,022,650 common shares as of November 15, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

4	Consolidated Balance Sheets as of September 30, 2018 and June 30, 2018 (unaudited);
5	Consolidated Statements of Operations for the three months ended September 30, 2018 and 2017 (unaudited);
6	Consolidated Statements of Cash Flows for the three months ended September 30, 2018 and 2017 (unaudited); and
7	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2018	2018

ASSETS
Current Assets
Cash	$18,067	$25,355
Accounts receivable, net	2,135,111	1,935,367
Prepaid and other current assets	-	181,537
Total Current Assets	2,153,178	2,142,259

Property and equipment, net	283,733	301,756
TOTAL ASSETS	$2,436,911	$2,444,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,069,193	$1,334,715
Due to related parties	23,193	26,593
Loans payable - current portion	208,347	233,704
Convertible notes - net of discount of $61,553	13,447	-
Other current liabilities	450,379	257,077
Derivative liabilities	520,721	-
Total Current Liabilities	2,285,280	1,852,089

Long-term loans payable - related parties	91,587	90,787
TOTAL LIABILITIES	2,376,867	1,942,876

Stockholders' Equity
Common stock: 100,000,000 authorized; $0.001 par value;
15,014,317 and 15,002,599 shares issued and outstanding, respectively	15,014	15,003
Additional paid in capital	1,042,227	987,238
Stock subscription receivable	(1,250)	(8,750)
Accumulated deficit	(995,947)	(492,352)
Total Stockholder's Equity	60,044	501,139
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,436,911	$2,444,015

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

Revenues	$3,794,359	$1,899,910
Cost of goods sold	3,531,877	1,834,938
Gross profit	262,482	64,972

Operating Expenses
General and administration	195,884	197,947
Total operating expenses	195,884	197,947

Operating income (loss)	66,599	(132,975)

Other income (expense)
Other income	164	7,126
Interest expense	(119,755)	(96,921)
Other expenses	(4,473)	-
Change in fair value of derivative liabilities	(448,471)	-
Gain on settlement of debt	2,342	-
Total other expense	(570,193)	(89,795)

Net loss before provision for income taxes	(503,595)	(222,770)
Income taxes	-
Net loss	$(503,595)	$(222,770)

Basic and dilutive loss per common share	$(0.03)	$(0.02)
Weighted average number of common shares outstanding	15,004,778	10,254,185

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(503,595)	$(222,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	25,000	-
Depreciation and amortization	18,449	23,861
Amortization of debt discount	13,447	-
Change in fair value of derivative liabilities	448,471	-
Gain on settlement of debt	(2,342)	-
Changes in operating assets and liabilities:
Accounts receivable	(198,744)	(621,493)
Other current assets	181,537	(204,340)
Accounts payable	(263,180)	645,632
Other current liabilities	192,302	251,975
Net cash used in operating activities	(88,655)	(127,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(426)	-
Net cash used in investing activities	(426)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	202,889	225,342
Repayments of loans payable	(228,246)	(171,163)
Proceeds from loans payable - related parties	800	-
Capital contribution	30,000	-
Due to related parties	(3,400)	-
Common stock issued	-	30,000
Subscription receivable	7,500	-
Proceeds from convertible notes	72,250	-
Net cash provided by financing activities	81,793	84,179

Net change in cash and cash equivalents	(7,288)	(42,956)
Cash and cash equivalents, beginning of period	25,355	61,262
Cash and cash equivalents, end of period	$18,067	$18,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of PureSnax International, Inc. and change its name to iQSTEL Inc. On August 7, 2018.

The Company has been engaged in the business of telecommunication services as a wholesale carrier of voice and data for other telecom companies around the World with more than 150 active interconnection agreements with mobile companies, fix line companies and other wholesale carriers.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended September 30, 2018 filed with the SEC on November 14, 2018.

Consolidation Policy

For September 30, 2018, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Etelix.com USA, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to June 25, 2018, the financial statements presented are those of Etelix.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2018, and June 30, 2018, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the three months ended September 30, 2018 and 2017, four customers represented 64% of our revenues and fourteen customer represented 64% of our revenues, respectively.

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

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, as of September 30, 2018, the Company had a net loss of $503,595. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 4 – OTHER CURRENT ASSETS

Other current assets at September 30, 2018 and June 30, 2018 consist of the following:

	September 30,	June 30,
	2018	2018
Other receivable	$-	$174,635
Prepaid expenses	-	6,302
Tax receivable	-	600
	$-	$181,537

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at September 30, 2018 and June 30, 2018 consist of the following:

	September 30,	June 30,
	2018	2018
Telecommunication equipment	$245,686	$245,260
Telecommunication software	400,903	400,903
Total fixed assets	646,589	646,163
Accumulated depreciation and amortization	(362,856)	(344,407)
Total Fixed assets	$283,733	$301,756

Depreciation expense for the three months ended September 30, 2018 and 2017 amounted to $18,449 and $23,861, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable at September 30, 2018 and June 30, 2018 consist of the following:

	September 30,	June 30,		Interest
	2018	2018	Term	rate
APP Group Inter	$1,390	$983	Note was issued on June 28, 2017 and due in December 17, 2017	32.0%
Advantage Platform Services_3	14,244	72,737	Note was issued on December 19, 2017 and due in October 18, 2018	31.5%
Advantage Platform Services_4	988	32,113	Note was issued on February 2, 2018 and due in October 1, 2018	31.0%
DMKA LLC	-	10,000	Note was issued on March 9, 2018 and due in July 28, 2018	28.6%
Complete Business Solutions_3	162,225	117,871	Note was issued on April 13, 2018 and due in March 09, 2019	33.3%
Green Capital Funding	29,500	-	Note was issued on August 15, 2018 and due in November 13, 2018	29.0%
Total	208,347	233,704
Less : Current portion of loans payable	208,347	233,704
Long-term loans payable	$-	$-

During the three months ended September 30, 2018 and 2017, the Company recorded interest expenses of $119,755 and $96,921, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 6 –LOANS PAYABLE (CONTINUED)

During the three months ended September 30, 2018 and 2017, the Company borrowed $203,689 and $225,342, respectively, and repaid the principal amount of $228,246 and $171,163 and interest expense of $101,314 and $81,065, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2018 and June 30, 2018 consist of the following:

	September 30,	June 30,
	2018	2018
Accrued expenses	$396,847	$98,081
Accrued expenses - related party	9,000	931
Credit card	12,379	-
Accrued interest	1,153	2,200
Salary payable - management	30,000	138,297
Salary payable	-	17,568
	$449,379	$257,077

NOTE 8 _ CONVERTIBLE LOANS

At September 30, 2018 and June 30, 2018, convertible loans consisted of the following:

	September 30,	June 30,
	2018	2018
July 16, 2018 Note	$25,000	$-
August 16, 2018 Note	50,000	-
Total convertible notes payable	75,000	-
Less: Unamortized debt discount	(61,553)	-
Total convertible notes	13,447	-

Less: current portion of convertible notes	13,447	-
Long-term convertible notes	$-	$-

During the three months ended September 30, 2018 and 2017, the Company recognized amortization of discount, included in interest expense, of $13,447 and $0, respectively.

Promissory Notes - Issued in fiscal year 2019

During the three months ended September 30, 2018, the Company issued a total of $75,000 notes with the following terms:

•Terms ranging from 9 months to 12 months.

•Annual interest rates of 10%.

•Convertible at the option of the holders at issuance.

•Conversion prices are typically based on the discounted (50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 130% to 140% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include financing costs totaling to $2,750 and the Company received cash of $72,250. Convertible notes are currently in default.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 8 _ CONVERTIBLE LOANS (CONTINUED)

Derivative liabilities

The Company determined that the exercise feature of the warrants met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the three months ended September 30, 2018 amounted to $588,818. $72,250 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $516,568 was recognized as a “day 1” derivative loss.

NOTE 9 - DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended September 30, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Three months ended
September 30, 2018
Expected term	0.62 - 1.00 years
Expected average volatility	450% - 526%
Expected dividend yield	-
Risk-free interest rate	2.24% - 2.45%

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2018:

Balance - June 30, 2018	$-

Addition of new derivatives recognized as debt discounts	72,250
Addition of new derivatives recognized as loss on derivatives	516,568
Gain on change in fair value of the derivative	(68,097)
Balance - September 30, 2018	$520,721

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 9 - DERIVATIVE LIABILITIES (CONTINUED)

The aggregate loss on derivatives during the three months ended September 30, 2018 and 2017 was as follows;

	Three months ended
	September 30,
	2018	2017
Addition of new derivatives recognized as loss on derivatives	$516,568	$-
Gain on change in fair value of the derivative	(68,097)	-
	$448,471	$-

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended September 30, 2018, the Company issued 11,718 shares valued at $25,000 for the consulting services.

As of September 30, 2018 and June 30, 2018, 15,014,317 and 15,002,598 shares of common stock were issued and outstanding, respectively.

Subscription receivable

During the three months ended September 30, 2018, the company received $7,500 from unrelated investors for 350,000 shares of common stock subscribed for at $0.025 per share.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loans payable – related parties

	September 30,	June 30,		Interest
	2018	2018	Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and due in June 11, 2019	16.5%
Alvaro Quintana	11,387	10,587	Note was issue on September 30, 2016 and due in September 29, 2019	0%
Total	91,587	90,787
Less : Current portion of loans payable	-	-
Long-term loans payable	$91,587	$90,787

Due to related parties

As of September 30, 2018 and June 30, 2018, the Company had due to related parties of $23,193 and $26,593, respectively. The loans are unsecured, non-interest bearing and due on demand.

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

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2018

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

Employment agreements (continued)

During the three months ended September 30, 2018 and September 30, 2017, the Company record management fees of $34,500 and $0, respectively. As at September 30, 2018 and June 30, 2018, the Company accrued management salaries of $30,000 and $138,297, respectively.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are a technology company offering a wide array of services to the telecommunications and internet industry. We currently offer, through our wholly owned subsidiary, Etelix.com USA LLC, international long-distance voice services for telecommunications operators (ILD Wholesale), and submarine fiber optic network capacity for Internet (4G and 5G).

Etelix.com USA LLC is based in the city of Miami, Florida; founded in 2008 and holder of an International Telecommunications Carrier 214-license issued by the Federal Telecommunications Commission (FCC).

In addition to pursuing the growth and development of the business of our subsidiary, Etelix.com USA LLC, we plan to expand our services to the retail market offering international long-distance voice communications to corporate, small business and individuals (ILD retail), supported in part on our current infrastructure.

We are also exploring opportunities in new business areas and markets, such as satellite communications; mobile services under the figure of a Mobile Virtual Network Operator (MVNO); Internet of Things (IoT) solutions and Data Centers. We expect that these new ventures will be developed either through mergers or acquisitions, or through strategic partnerships.

In addition, we are allocating resources to develop a Blockchain Payment Solution to facilitate the settlement of exchanged traffic among international carriers based on smart contracts.

Our principal place of business is located at 300 Aragon Avenue, Suite 375 Coral Gables, FL 33134. General information about us can be found at www.iqstel.com. The information contained on or connected to our website is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2018 was $3,794,359, compared with $1,899,910 for the three months ended September 30, 2017.

We expect our revenues to increase in future quarters as a result of de development of our business plan and the expected growth of Etelix revenues.

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2018 increased to $3,531,877, compared with $1,834,938 for the three months ended September 30, 2017.

Our cost of revenues consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls terminated in vendor’s network.

We expect our cost of revenues to increase in future quarters as a result of the increase in the volume of traffic carried; but the expected increase is in proportion lower than the increase expected in the revenues, which we believe will result in a higher and positive net gross profit.

Operating Expenses

Operating expenses decreased to $195,884 for the three months ended September 30, 2018 from $197,947 for the three months ended September 30, 2017. The detail by major category is reflected in the table below.

	Three Months Ended September 30
	2018	2017
Salaries, Wages and Benefits	$52,260	$93,838
Technology	55,291	37,039
Professional Fees	49,207	21,863
Legal & Regulatory	-	-
Trade Insurance	4,846	4,881
Travel & Events	2,922	8,015
Depreciation and Amortization	18,450	18,862
Office, Facility and Other	12,908	13,449

Sub Total	195,884	197,947

Stock-based compensation	-	-
Lawsuit settlement	-	-

Total Operating Expense	$195,884	$197,947

There was no a significant variation in operating expenses in 2018 compared with the same period of 2017.

Other Expenses/Other Income

We had other expenses of $570,193 for the three months ended September 30, 2018, as compared with other expenses of $89,795 for the same period ended 2017. The increase in other expenses is a result of the change in fair value of derivative liabilities in $448,471, and the increase of interest expenses of $119,755 for the three months ended September 30, 2018 compared to $96,921 for the same period ended 2017.

Net Loss

We finished the three months ended September 30, 2018 with a loss of $503,595, as compared to a loss of $222,770 during the three months ended September 30, 2017.

The net loss is the result of the increment in other expenses as explained above; but it is important to remark that Company was able to increase its gross profit 304% comparing the three months ended September 30, 2018 with the same period ended 2017. We believe that in future quarters the increase in our gross profit accompanied by a strict control of the operating and administrative expenses will result in positive net operating results.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $2,153,178 and current liabilities of $2,285,280, resulting in a working capital deficit of $132,102. This compares with the working capital of $290,170 at June 30, 2018. This decrease in working capital deficit, as discussed in more detail below, is primarily the result of the increment in the derivative liabilities.

Our operating activities used $88,655 in the three months ended September 30, 2018 as compared with $127,135 used in operating activities in the three months ended September 30, 2017.

Investing activities used $426 in the three months ended September 30, 2018 compared with $0 in the three months ended September 30, 2017.

Financing activities provided $81,793 in the three months ended September 30, 2018 compared with $84,179 provided in the three months ended September 30, 2017. Our positive financing cash flow in 2018 was largely the result of the proceeds from loans, capital contributions and proceeds from convertible notes.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2018.

Critical Accounting Polices

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are disclosed in Note 2 of our audited consolidated financial statements included in the Form 10-K filed with the Securities and Exchange Commission.

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

The recent accounting pronouncements that are material to our financial statements are disclosed in Note 2 of our consolidated audited financial statements included in the Form 10-K filed with the Securities and Exchange Commission and in Note 2 of our unaudited consolidated financial statements included herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended September 30, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on November 13, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended September 30, 2018, we issued 11,718 shares valued at $25,000 for the consulting services.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 16, 2018 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/ Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer