Form 10-K
period 2018-12-31
iQSTEL Inc
filed 2019-04-10
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $188,950.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 15,276,724 common shares as of April 05, 2019.

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

Item 1. Business

Company Description

iQSTEL Inc. (the “Company”) (OTC Pink: IQST) is a technology company offering a wide array of services to the telecom and Internet industry. iQSTEL, through its wholly-owned subsidiary, Etelix.com USA, LLC (Etelix), offers international long-distance voice services for telecommunications operators (ILD Wholesale) and submarine fiber optic network capacity for data carriers and internet service providers both land-based and mobile (4G and 5G).

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

Transaction with Etelix.com USA LLC

On June 25, 2018, PureSnax entered into a Membership Interest Purchase Agreement with Etelix.com USA, LLC, a privately held limited liability company incorporated under the laws of Florida (“Etelix”), and the members of Etelix. As a result of the transaction, Etelix became a wholly-owned subsidiary of the company. In accordance with the terms of the Purchase Agreement, at the closing an aggregate of 13,751,875 shares of the PureSnax’s common stock were issued to the holders of Etelix in exchange for their membership interests of Etelix.

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

iQSTEL is planning to allocate resources to develop a Blockchain Payment Solution to facilitate the settlement of exchanged traffic among international carriers based on smart contracts.

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

Etelix has outlined a business plan based on the following lines of actions:

Strengthen the commercial position in Latin America where the company has developed deep commercial and personal relationships since its inception. Latin America, including the Caribbean region, concentrates 28% (*) of the termination traffic in the industry. For that reason, the company plans to continue working on keeping a strong presence in the region.

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



•Continue working on establishing global recognition to facilitate new markets presence.

•Develop new products associated with the wholesale business.

•Strengthen commercial relations with the main international traffic generators.

Note 4: source International Telecommunications Union (www.itu.int) Key 2005-2017 ICT Data

Etelix as Submarine Fiber Optic Network capacity provider for 4G and 5G

An important milestone in the evolution of Etelix was in 2013, when the company was part of a consortium of major carriers for the upgrade of the Maya-1 submarine cable systems that runs from Hollywood, Florida to the city of Tolu in Colombia. This consortium was led by Orange Telecom and Orbitel, where Etelix participated with 10 Gbps of capacity. The bulk of this contract was sold to Millicom (Tigo Costa Rica). This capacity considerably enhanced Tigo’s ability to deploy world-class 4G services to its customers in Costa Rica.

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

Etelix Operational and Commercial Highlights from Jan 2018 to December 2018

With the entrance to new technologies as over-the-top (OTT) communication and app services. Consumers can choose from a broad range of smartphone based communications apps, including WhatsApp, Facebook Messenger, WeChat, Viber, and Apple’s Facetime, among others, the variety and quality of services of telecommunications companies have increased and profit margins have decreased, therefore, telecommunications companies have been forced in all areas to innovate in their products and how to do business and adapt their organizations creating better and more efficient tools to maintain organizational flexibility and serve to their customers.

In the particular case of Etelix we have not been oblivious to the reality of the market and that has forced us to reorganize operationally and commercially to respond more efficiently to the needs of our customers, optimizing our costs, striving for the implementation of modern management tools and obviously innovating in the development of new products; search for new clients and ways of doing business. On that regards we want to highlight the following:

i. Evolution in Management Tools:

a)Implementation of the most up-to-date version of the traffic quality monitoring system Arptel, which has allowed us to be more efficient in the quality monitoring of our clients' services.

b)Definition of internal needs, evaluation of existing tools in the market and selection of a telecommunication voice exchange platform for the management of company's business, which is expected to be implemented in the first half of 2019. The implementation of this new state-of-the-art platform will allow us to integrate most of our technical, commercial, accounting and financial activities, responding in a more efficient and effective way to our clients and reducing in approx. 9% of the company's operating costs.

ii. Operational and Commercial Reorganization:

a) Restructuring of the operations team and network management in the sense of optimizing its size, guaranteeing first and foremost the provision of the service 24/7 365 days and providing the necessary backups to operate in case of any contingency.

b) Restructuring of the commercial management team in order to ensure faster customer service, adequate support in the pre-sales and after-sales processes, and reducing the communication problems due to time zone location to our customers located in America, and those located into the time zone in Europe, Africa or Asia.

c)Review of the variable compensation systems for the commercial team in such a way that the growth of the businesses is stimulated within the sales force.

iii. New products and customers and innovation in the way of doing business:

a)Review of the schemes to do business with our clients with a clear orientation to the minimization of the portfolio risk, reduction of the rotation times of accounts receivable and stabilization of the rotation times of accounts payable.

b)Development of new destinations for international long distance traffic in Africa and Asia such as Yemen, Eritrea, UAE, Ghana, Saudi Arabia among others.

c)Establishment of commercial relationships with important players in the telecommunications market, among which we highlight Vodafone India and Shenglitel,

d)Reactivation of business relationships with leading global telecommunications operators, among which we highlight the cases of Airtel, Reliance, China Telecom, Hutchinson, with whom business relationships were quite diminished.

e)Establishment of long distance voice products adjusted to operators that exclusively provide services to call centers.

As a result of the tasks mentioned above and the management developed by the entire Etelix team in 2018, we would like to highlight the following facts:

i.Growth of destinations and volumes of international voice traffic for companies specialized in providing call center services which allowed the growth of our services in countries such as Peru, USA, UK, Canada, China, Hong Kong, Singapore.

ii.Consolidation of Etelix as a leading player in the international voice transit markets in African destinations such as Eritrea and Madagascar, which were instrumental in growing the company's revenues in 2018.

iii. Reduction of almost 50% in the indicator related to billing losses and / or non-recovered portfolio.

Finally, we would like to highlight the company's participation in some important industry events during 2018, such as:

i. International Telecoms Week, May 2018 at the Hyatt Regency Hotel, Chicago USA.

ii. Andicom, October 2018 at the Convention Center Cartagena, Colombia

iQSTEL Blockchain Payment Solution Project (Blockchain PSP)

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

Estimated Benefits of iQSTEL Blockchain PSP

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

iQSTEL Blockchain knowledge

Management and current staff of the Company do not have all the necessary knowledge to develop the Blockchain PSP on their own. The identified business opportunity has been made based on the operational knowledge of the ILD business that Etelix has and based on conceptual knowledge of blockchain.

In this sense, for the development of this iQSTEL PSP Project, the Company will require the incorporation of tools, personnel and specific knowledge on blockchain applications; security, transfer and registration of digital assets in blockchain, and smart contracts, among other technical elements.

Initially a proof of concept will be developed in order to estimate the necessary time and total costs for the complete development of the project.

iQSTEL Blockchain PSP Risks

It is appropriate to emphasize that iQSTEL cannot assure the delivery of a Blockchain PSP project fully operational and also cannot assure that potential users of the Blockchain PSP will recognize its usefulness, will trust in it and adopt it.

Blockchain PSP Timing

iQSTEL plans to begin with the design of the Blockchain PSP by 2Q of 2019.

Acquisitions

On April 1, 2019, we entered into a Company Purchase Agreement (the “Purchase Agreement”) by and between the our company and the Ralf Kohler (the “Seller”), which agreement provides for the purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”) (www.swisslink-carrier.com), a Swiss corporation, by our company.

The consideration for the acquisition consists of $500,000 USD, payable as follows:

•$50,000 USD shall be paid in cash upon execution of the Purchase Agreement; and

•The balance of $450,000 USD shall be paid at Closing in the form of 187,500 shares of common stock in our company based upon an agreed upon price of $2.40 per share. Additional shares may be payable at Closing, if our stock is valued at less than $2.40 per share, to account for the full $450,000 USD.

Under the Purchase Agreement, the acquisition includes both the 51% equity interest in SwissLink and what are referred to as Additional Assets, which include telecommunications equipment, telecommunications platform software for international long distance voice exchange (VAMP) designed by Swisslink, intellectual rights of the VAMP, receivables, cash in banks, interconnection and service agreements, company information in file and telecommunication license rights for Switzerland.

SwissLink is indebted to the Seller in the principal amount of CHF 200,000 (approximately $ 200,514.19 USD) as evidenced by a loan agreement dated December 22th, 2019. Under the Purchase Agreement, SwissLink is to repay the full amount of principal plus interest in two years from execution of the Purchase Agreement.

At the execution of this Purchase Agreement, SwissLink has a debt with the Seller of CHF 1,937,077 (approximately $1,941,893.41 USD) by December 31th 2018. With the acquisition of the 51% of the equity of SwissLink, we are acquiring 51% of the loan for the payment of CHF 0.51 (approximately $ 0.51 USD) to the Seller, meaning that after the execution of this Purchase Agreement, SwissLink owes to the Seller CHF 949,167.73 (approximately $ 951,432.22 USD) that represent the 49% of the debt, and at the same time, Swisslink owes us CHF 987,909.27 (approximately $ 990,236.62 USD) that represent the 51% of this debt.

Further under the Purchase Agreement, we have secured an option to, exercisable at 365 days from Closing, to acquire the remaining 49% interest in SwissLink. The Purchase Agreement outlines the purchase price, which is estimated at minimum of $750,000 USD.

The parties to the Purchase Agreement further agreed to extend employment agreements of SwissLink to two individuals at SwissLink for a period of three years, and to Mr. Ralf Kohler (The Seller) for a period of five years as CEO/COO. We believe these positions will allow for a continuity of operations of SwissLink.

There shall be three directors of SwissLink, two of whom will be Messrs. Leandro Iglesias and Alvaro Quintana Cardona, officers of our Company. Mr. Ralf Kohler will also be a member of the board of directors of SwissLink.

The Purchase Agreement may be terminated if either us or SwissLink are deemed economically unviable or bankrupt; if during due diligence process there is discovered a material impact on the valuation of SwissLink; or the parties mutually agreed to terminate the Purchase Agreement.

The Closing of the Purchase Agreement is scheduled for 90 days from execution, and is subject to conditions, which include the following:

•The Company’s board of directors approving the transaction;

•Satisfactory due diligence of SwissLink by the Company;

•SwissLink has prepared financial statements that are auditable by a PCAOB auditor.

If the Purchase Agreement does not close on account of the foregoing conditions, the $50,000 paid at execution of the Purchase Agreement shall be returned to us.

The transfer of shares from Seller to Buyer, corresponding to 51% affected by this transaction will take place at Closing.

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

Risk Factors Related to the Business of the Company

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have limited cash as of December 31, 2018 of $4,570, and we have continually operated at a loss with an accumulated deficit of $2,667,388 as of December 31, 2018. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our seven largest customers (4.75% of our total customer base) collectively accounted for 71% of total consolidated revenues in fiscal year 2018. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

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

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	3.5	1.00
September 30, 2018	4.8	1.92
June 30, 2018	4.00	0.25
March 31, 2018	12.00	2.00
Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	12.00	2.00
September 30, 2017	20.00	8.00
June 30, 2017	28.400	12.00
March 31, 2017	72.00	16.00

On April 05, 2019, the last sales price per share of our common stock was $2.39.

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

Holders of Our Common Stock

As of April 05, 2019, we had 15,276,724 shares of our common stock issued and outstanding, held by approximately 41 shareholders of record at our transfer agent, with additional shareholders holding our shares in street name.

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

During the year ended December 31, 2018, we issued 75,000 shares valued at $150,000 for the legal services related to the acquisition of Etelix.com USA LLC.

During the year ended December 31, 2018, we issued 20,051 shares valued at $37,500 for consulting services.

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

Item 6. Selected Financial Data

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2018 and 2017

Net Revenue

Our net revenue for the year ended December 31, 2018 was $13,775,361 as compared with $7,514,855 for the year ended December 31, 2017. These numbers reflect an increase of 83.31% year over year primarily from the growth in traffic carried to higher revenue per minute destinations in Africa as a result of the straightening of our commercial position in the African market, which comes from the excellent commercial activities deployed by our office in Spain. One of our main strategic lines of actions for 2018 has been to strengthen the business relationship with our customers in Europe and leverage from there our growth in the African market, with half of the traffic terminated in Africa originating from Europe. The African market has contributed 68% of the revenue for the year ended December 31, 2018 compared with only 7% for the year ended December 31, 2017.

This new revenue stream form the African routes has been generated by an increase from 1% in year 2017 to 10% in year 2018 of the total traffic managed in our switches, confirming all our previous analysis regarding the potential contribution to the revenues the African market represents. There is still room to grow and we have enough capacity in our telecommunication infrastructure to accommodate more than twice the traffic we handle at the present time.

If net revenues continue growing at a similar rates for the next twelve months, we believe that the company will reach a total revenue of approximately $17 million by December 31, 2019.

Cost of Sales

Our total cost of sales for the year ended December 31, 2018 was $12,582,955 as compared with $6,896,806 for the year ended December 31, 2017. The increase results from a higher volume of minutes of African destinations, which rates are on average 9 times higher compared to the average rates of the rest of the World. This behavior in the costs shows a logical correlation with the behavior of the revenue commented above.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased from $618,049 in 2017 to $1,192,406 in 2018. The Gross Margin over Revenues increased from 8.22% to 8.66% from 2017 to 2018. This means that every minute sold has a better contribution to margin. This behavior is aligned by the expected positive contributions to the margin by the new traffic terminated in Africa.

To develop a new market and to be able to obtain from it the expected margins, it is necessary to advance along several stages. First, it is important to add some routes to the portfolio and capture a significant volume of traffic from the customers to those routes. Once a critical mass of traffic has been reached, the company is in a better position to negotiate with vendors the price conditions and payment terms. These are the two aspects that mainly determine the gross margins. During year 2018 we have increased the volume of traffic in the African destinations from 2.9 million in the previous year to 16.8 million. This fact is putting us in a better position to negotiate with our vendors to get from them the terms and conditions that will impact in a positive way the gross margins in every carried minute.

With this in mind, we expect an increase in the gross margin for the next twelve months as a result of having better termination costs.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $1,220,301, as compared with $692,053 for the year ended December 31, 2017. The detail by major category is reflected in the table below.

	Years Ended December 31
	2018	2017

Salaries, Wages and Benefits	$255,457	$332,210
Technology	184,152	145,081
Professional Fees	379,995	27,231
Legal & Regulatory	15,744	-
Trade Insurance	15,129	20,762
Travel & Events	14,937	30,027
Allowance for doubtful accounts	313,414	-
Depreciation and Amortization	20,350	52,302
Office, Facility and Other	21,123	84,440

Subtotal	1,220,301	692,053

Stock-based compensation	-	-
Lawsuit settlement	-	-

Total Operating Expense	$1,220,301	$692,053

The main reasons for the overall increase in operating expenses in 2018 were: (1) the Professional Fees composed by legal, accounting and other consulting services of $238,806 related to the merger of Etelix into iQSTEL, which is not a recurrent cost; (2) the allowance for doubtful accounts of $313,414, corresponding to accounts that have had little or no activity in the last 24 months. We estimate the amount will be significantly lower in future years due to additional controls already implemented within the commercial area and collection team; and (3) Technology expenses in the amount of $37,999 to increase bandwidth capacity in the international connections to be able allocate the increment in the traffic carried in our network.

The significant reduction in item Salaries, Wages and Benefit is due to a change in the Sales Commissions methodology which has resulted in a decrease in the commissions paid in 2018.

Office, Facility and Other experienced an important reduction from year 2017 to 2018, due to a significant reduction in the bank service charges related to all international transfer fees to less than half of the amount the Company was paying for this concept.

All other items were stable from one year to the other, which allows us to affirm that the cost structure of the company is under control and supervision.

Other Expenses

We had other expenses of $2,076,266 for the year ended December 31, 2018, as compared with other expenses of $281,702 for the year ended December 31, 2017. Our other expenses in 2018 were mainly related to changes in the fair value of derivative liabilities and interest expense, while our other expenses in 2017 were mainly related to interest expense. Fair value of derivative liabilities is connected to the convertible promissory notes issued by the company. It is the intention of the company to redeem these convertible promissory notes before theirs due date, so expenses on this regard will be limited to interests and redemption premium for an estimate amount of $325,000 total.

Net Loss

We finished the year ended December 31, 2018 with a loss of $2,104,161 as compared to a loss of $355,706 during the year ended December 31, 2017. The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) a loss in the change in fair value of derivative liabilities of $1,588,567; (2) the allowance for doubtful accounts of $313,414; (3) an increment in interest expenses of $219,407 year over year; and (4) legal, accounting and other consulting services of $238,806 related to the merger of Etelix into iQSTEL.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $2,105,947, compared with current liabilities of $3,897,914, resulting in a negative working capital of $1,791,967 and a current ratio of approximately 0.54 to 1. This compares with the working capital balance of $16,294 and the current ratio of 1.01 to 1 at December 31, 2017. This decrease in working capital is primarily the result of accounting derivative liabilities for the amount of $1,790,067.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2018 and 2017, as presented.

	2018	2017
Net cash used in operating activities	$(356,551)	$(267,827)
Net cash used in investing activities	(426)	-
Net cash provided in financing activities	338,281	273,208

Net decrease in cash and cash equivalents	$(18,696)	$5,381

Our operating activities used $356,551 in the year ended December 31, 2018, as compared with $267,827 used in operating activities in the year ended December 31, 2017. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. The main use in cash from operating activities is reflected in variation of the Accounts Receivable of $1,039,735 between the compared years; while the main source of cash in operating activities result from the Accounts Payable for $585,417.

Financing activities provided $338,281 for the year ended December 31, 2018, as compared with $273,208 provided for the year ended December 31, 2017.

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

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of assets and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2018 and 2017;
F-3	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017;
F-4	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2018 and 2017;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and
F-6	Notes to Consolidated Financial Statements.

Boyle CPA, LLC

Certified Public Accountant & Consultant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of iQSTEL Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iQSTEL Inc.(the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2017

Bayville, NJ

April 08, 2019

361 Hopedale Drive SEP (732) 822-4427

Bayville, NJ 08721F (732) 510-0665

iQSTEL INC

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$4,570	$23,266
Accounts receivable, net	1,825,854	1,099,533
Due from related parties	258,020	-
Prepaid and other current assets	17,503	132,576
Total Current Assets	2,105,947	1,255,375

Property and equipment, net	285,107	305,031
TOTAL ASSETS	$2,391,054	$1,560,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank overdraft	$82	$-
Accounts payable	1,390,048	748,542
Due to related parties	23,193	-
Loans payable - current portion	194,557	227,958
Convertible notes - net of discount of $158,696	63,205	-
Other current liabilities	436,762	262,581
Derivative liabilities	1,790,067	-
Total Current Liabilities	3,897,914	1,239,081

Long-term loans payable - related parties	90,787	136,037
TOTAL LIABILITIES	3,988,701	1,375,118

Stockholders' Equity (Deficit)
Preferred stock: 8,500,000 authorized; $0.0001 par value at December 31, 2018 and 2017 - no shares issued and outstanding	-	-
Common stock: 2,000,000,000 authorized; $0.001 par value at December 31, 2018 and 201715,022,650 and 11,085,965 shares issued and outstanding, respectively	15,023	11,086
Additional paid in capital	1,054,718	737,429
Accumulated deficit	(2,667,388)	(563,227)
Total Stockholder's Equity (Deficit)	(1,597,647)	185,288
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,391,054	$1,560,406

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

	Year Ended
	December 31,
	2018	2017
Revenues	$13,775,361	$7,514,855
Cost of goods sold	12,582,955	6,896,806
Gross profit	1,192,406	618,049

Operating Expenses
General and administration	1,220,301	692,053
Total operating expenses	1,220,301	692,053

Operating loss	(27,895)	(74,004)

Other income (expense)
Other income	11,642	-
Interest expense	(460,185)	(240,778)
Other expenses	(41,498)	(40,924)
Change in fair value of derivative liabilities	(1,588,567)	-
Gain on settlement of debt	2,342	-
Total other expense	(2,076,266)	(281,702)

Net loss before provision for income taxes	(2,104,161)	(355,706)
Income taxes	-
Net loss	$(2,104,161)	$(355,706)

Basic and dilutive loss per common share	$(0.15)	$(0.03)
Weighted average number of common shares outstanding	13,721,304	11,085,965

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2018 and 2017

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2016	11,085,965	$11,086	$737,429	$-	$(207,521)	$540,994

Net loss	-	-	-	-	(355,706)	(355,706)
Balance - December 31, 2017	11,085,965	11,086	737,429	-	(563,227)	185,288

Common stock issued	2,665,910	2,666	132,134	-	-	134,800
Debt forgiveness	-	-	45,200	-	-	45,200
Recapitalization	1,175,724	1,176	(77,450)	(8,750)	-	(85,024)
Subscription received	-	-	-	8,750	-	8,750
Common stock issued for services	95,051	95	187,405	-	-	187,500
Capital contribution	-	-	30,000	-	-	30,000
Net loss	-	-	-	-	(2,104,161)	(2,104,161)
Balance - December 31, 2018	15,022,650	$15,023	$1,054,718	$-	$(2,667,388)	$(1,597,647)

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,104,161)		$(355,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	187,500		-
Allowance for doubtful accounts	313,414		-
Depreciation and amortization	20,350		52,301
Amortization of debt discount	55,054		-
Change in fair value of derivative liabilities	1,588,567		-
Gain on settlement of debt	(2,342)		-
Default penalty	8,151		-
Changes in operating assets and liabilities:
Accounts receivable	(1,039,735)		1,810,238
Other current assets	115,073		(54,211)
Due from related party	(258,020)		-
Accounts payable	585,417		(1,888,219)
Other current liabilities	174,181		167,770
Net cash used in operating activities	(356,551)		(267,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(426)		-
Disposal of subsidiaries	-
Net cash used in investing activities	(426)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	82		-
Proceeds from loans payable	796,864		686,568
Repayments of loans payable	(830,265)		(458,610)
Proceeds from loans payable - related parties	800		45,250
Repayment of loans payable - related parties	(850)		-
Contribution	30,000		-
Due to related parties	(3,400)		-
Common stock issued	134,800		-
Subscription receivable	8,750		-
Proceeds from convertible notes	201,500		-
Net cash provided by financing activities	338,281		273,208

Net change in cash and cash equivalents	(18,696)		5,381
Cash and cash equivalents, beginning of period	23,266		17,885
Cash and cash equivalents, end of period	$4,570		$23,266
Supplemental cash flow information
Cash paid for interest	$392,074		$218,268
Cash paid for taxes	$-		$-
Non-cash transactions:
Derivative liabilities recognized as debt discount	$201,500		$-
Related party debt forgiveness	$45,200	$

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Change in Fiscal Year

On December 3, 2018, our Board of Directors approved a change in our Fiscal Year End from June 30 to December 31. The Company now operates on a fiscal year ending on December 31.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. The Company’s fiscal year end is December 31.

Consolidation Policy

For December 31, 2018, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Etelix.com USA, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to June 25, 2018, the financial statements presented are those of Etelix.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2018 and 2017, the Company had $313,414 and $0, respectively, in valuation allowance for doubtful accounts for the Company’s accounts receivable.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2018 and 2017.

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

During the year ended December 31, 2018 and 2017, 7 customers represented 71% of our revenues and 16 customers represented 61% of our revenues, respectively.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments (continued)

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 12).

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, as of December 31, 2018, the Company had a net loss of $2,104,161. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – OTHER CURRENT ASSETS

Other current assets at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017
Advance payment to suppliers	$11,310	$-
Other receivable	500	124,484
Prepaid expenses	5,093	8,092
Tax receivable	600	-
	$17,503	$132,576

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017
Telecommunication equipment	$245,686	$245,260
Telecommunication software	400,903	400,903
Total fixed assets	646,589	646,163
Accumulated depreciation and amortization	(361,482)	(341,132)
Total Fixed assets	$285,107	$305,031

Depreciation expense for the year ended December 31, 2018 and 2017 amounted to $20,350 and $52,301, respectively.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 6 –LOANS PAYABLE

Loans payable at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,		Interest
	2018	2017	Term	rate
APP Group Inter	$-	$1,390	Note was issued on June 28, 2017 and due on December 17, 2017	32.0%
Complete Business Solutions_2	-	34,438	Note was issued on November 14, 2017 and due in May 3, 2018	28.6%
Advantage Platform Services_3	-	192,130	Note was issued on December 19, 2017 and due on October 18, 2018	31.5%
Complete Business Solutions_3	80,994	-	Note was issued on April 13, 2018 and due on March 9, 2019	33.3%
Green Capital Funding_2	89	-	Note was issued on October 1, 2018 and due on February 27, 2019	31.5%
Unique Funding Solutions_2	9,000	-	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
Green Note Capital Partner	18,278	-	Note was issued on October 22, 2018 and due on February 22, 2019	28.6%
Queen Funding LLC	17,083	-	Note was issued on November 29, 2018 and due on March 13, 2019	31.5%
Green Capital Funding_3	69,113	-	Note was issued on December 20, 2018 and due on May 15, 2019	31.5%
Total	194,557	227,958
Less: Current portion of loans payable	194,557	227,958
Long-term loans payable	$-	$-

During the year ended December 31, 2018 and 2017, the Company borrowed $796,864 and $686,568, respectively, and repaid the principal amount of $830,265 and $458,610 and interest expense of $392,075 and $218,268, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2018 and 2017 consist of the following:

	December 31,	December 31,
	2018	2017
Accrued liabilities	$361,779	$118,152
Accrued expenses - related party	-	-
Credit card	14,647	-
Accrued interest	4,905	-
Salary payable - management	55,431	-
Salary payable	-	137,348
Other payable	-	7,081
	$436,762	$262,581

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 8 - CONVERTIBLE LOANS

At December 31, 2018 and 2017, convertible loans consisted of the following:

	December 31,	December 31,
	2018	2017
July 16, 2018 Note	$25,000	$-
August 16, 2018 Note	55,130	-
October 1, 2018 Note	33,021	-
December 4, 2018 Note	78,750	-
December 5, 2018 Note	30,000	-
Total convertible notes payable	221,901	-
Less: Unamortized debt discount	(158,696)	-
Total convertible notes	63,205	-

Less: current portion of convertible notes	-	-
Long-term convertible notes	$63,205	$-

During the year ended December 31, 2018 and 2017, the Company recorded interest expense of $4,906 and recognized amortization of discount, included in interest expense, of $55,054 and $0, respectively.

Notes in Default

Certain convertible notes held by the company were in default. During the period ended December 31, 2018, the Company did not maintain the covenant requiring the Company to be current with all financial filings. As a result of the breach, the company recorded a penalty of $8,151 as principal amount.

Promissory Notes - Issued in fiscal year 2018

During the year ended December 31, 2018, the Company issued a total of $213,750 notes with the following terms:

•Terms ranging from 9 months to 12 months.

•Annual interest rates ranging from of 10% to 12%.

•Convertible at the option of the holders at issuance.

•Conversion prices are typically based on the discounted (50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 130% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include financing costs totaling to $12,250 and the Company received cash of $201,500.

Derivative liabilities

The Company determined that the conversion option in the note met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the year ended December 31, 2018 amounted to $896,593. $201,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $695,093 was recognized as a “day 1” derivative loss.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 9 – DERIVATIVE LIABILITY

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Year ended
December 31, 2018
Expected term	0.37 - 1.00 years
Expected average volatility	405% - 528%
Expected dividend yield	-
Risk-free interest rate	2.24 - 2.71%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance – December 31, 2017	$-

Addition of new derivatives recognized as debt discounts	201,500
Addition of new derivatives recognized as loss on derivatives	695,093
Gain on change in fair value of the derivative	893,474
Balance - December 31, 2018	$1,790,067

The following table summarizes the loss on derivative liability included in the income statement for the year ended December 31, 2018 and 2017, respectively.

	Year ended
	December 31,
	2018	2017
Addition of new derivatives recognized as loss on derivatives	$695,093	$-
Gain on change in fair value of the derivative	893,474	-
	$1,588,567	$-

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 2,000,000,000 shares of common stock with a par value of $0.001 per share and 8,500,000 shares of preferred stock with a par value of $0.0001 per share as of December 31, 2018.

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

•11,085,965 shares of common stock were outstanding as of December 31, 2016 (Etelix.com USA LLC)

•During the period ended June 25, 2018 and the year ended December 31, 2017, the Company issued 2,665,910 and 0 shares of common stock for $134,800 and $0, respectively.

During the year ended December 31, 2018, the Company issued as follows,

•75,000 shares valued at $150,000 for the legal services related to the acquisition of Etelix USA LLC.

•20,051 shares valued at $37,500 for the consulting services.

As of December 31, 2018 and 2017, 15,022,650 and 11,085,965 shares of common stock were issued and outstanding, respectively.

NOTE 11 – PROVISION FOR INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2018 and 2017, are as follows:

	December 31,	December 31,
	2018	2017
Net Operating loss carryforward	$1,078,821	$563,227
Effective tax rate	21%	35%
Deferred tax asset	226,552	197,129
Effect of change in the statutory rate	-	(78,852)
Less: valuation allowance	(226,552)	(118,277)
Net deferred tax asset	$-	$-

As of December 31, 2018, utilization of the NOL carry forwards, which will begin to expire between 2031 and 2038, of approximately $342,000 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2012 through 2018 are subject to review by the tax authorities.

NOTE 12 - RELATED PARTY TRANSACTIONS

Loans payable – related parties

	December 31,	December 31,		Interest
	2018	2017	Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and due in June 11, 2019	16.5%
Alvaro Quintana	10,587	10,837	Note was issue on September 30, 2016 and due in September 29, 2019	0%
Leandro Iglesias	-	45,000	Due on demand	0%
Total	90,787	136,037
Less: Current portion of loans payable	-	-
Long-term loans payable	$90,787	$136,037

During the year ended December 31, 2018, the Company recorded debt forgiveness of $45,200 as additional paid in capital.

Due from related party

As of December 31, 2018 and 2017, the Company had due from related parties of $258,020 and $0, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of December 31, 2018 and 2017, the Company had due to related parties of $23,193 and $0, respectively. The loans are unsecured, non-interest bearing and due on demand.

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

As at December 31, 2018 and 2017, the Company recorded and accrued management salaries of $69,000 and $0, respectively.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to December 31, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

On January 15, 2019, we issued a convertible note in the principal amount of $105,000. The convertible note has a term of twelve months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 50% multiplied by the lowest trading price during the previous twenty days period ending on the latest complete trading day prior to the conversion date.

On February 22, 2019, we issued three convertible notes in the principal amount of $38,500. The convertible notes have a term of nine months, accrues interest at 8% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty days before the issue date of this Note and (ii) 50% multiplied by the lowest trading price for the common stock during the twenty days period ending on the latest complete trading day prior to the conversion date.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

On February 22, 2019, we issued a convertible note in the principal amount of $55,000. The convertible note has a term of nine months, accrues interest at 8% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal the lesser of (i) 50% multiplied by the lowest trading price during the previous twenty days before the issue date of this Note and (ii) 50% multiplied by the lowest trading price for the common stock during the twenty days period ending on the latest complete trading day prior to the conversion date.

On March 01, 2019, we issued a convertible note in the principal amount of $53,000. The convertible note has a term of twelve months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 61% multiplied by the lowest trading price during the previous twenty days period ending on the latest complete trading day prior to the conversion date.

On March 12, 2019, we issued a convertible note in the principal amount of $120,000. The convertible note has a term of twelve months, accrues interest at 10% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 50% multiplied by the lowest trading price during the previous twenty five days period ending on the latest complete trading day prior to the conversion date.

On March 20, 2019, we issued a convertible note in the principal amount of $1,120,000 with a first tranche of $282,000. Each tranche of the convertible note has a term of six months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal the lesser of (i) 50% multiplied by the lowest trading price during the previous thirty days before the issue date of this Note and (ii) 50% multiplied by the lowest trading price for the common stock during the thirty days period ending on the latest complete trading day prior to the conversion date.

On March 27, 2019 company redeemed three convertible promissory notes, corresponding to the ones issued on July 16, 2018; August 16, 2018 and October 1st, 2018. The amounts paid were $34,747.92; $90,093.20 and $48,510.00 respectively.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Oscar Brito

Since 1997 Oscar Brito has been advising companies and investors on strategic investments and acquisitions. Since co-founding GBS Capital in 1997, he has been directly involved in over $500MM in capital raising and M&A in middle market tech and real estate deals. For the last 21 years, he has specialized in early and mid-stage Investment and M&A activity and real estate development activities. Currently he is acting as President, CFO and director of Metrospaces Inc. a NYC-based real estate developer focused in the US-luxury condo and apartment market. Previously he was Managing Director at GBS Capital Partner (1997-2015) and Advisor to the Board at Grooveshark (2010-2012). Mr. Brito holds a Law Degree from Universidad Catolica Andres Bello and an MBA Duke University – The Fuqua School of Business.

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

Third Party Providers

Securities Legal Counsel:

The Doney Law Firm

4955 S. Durango Dr. Ste. 165 | Las Vegas, NV 89113

Office: (702) 982-5686

Scott@DoneyLawFirm.com

www.doneylawfirm.com

Accounting Firm:

PubCo Reporting Solutions, Inc.

O : 305-396-1415 (USA)

O : 778-819-6838 (CDN)

O : 844-396-1415 (Toll Free)

F : 305-503-9293

E : jason@pubcoreporting.com

www.pubcoreporting.com

Audit Firm:

Boyle CPA, LLC

361 Hopedale Drive SE

Bayville, NJ 08721

(732) 822-4427

rboyle@cpaboyle.com

www.cpaboyle.com

Transfer Agent:

Pacific Stock Transfer Company

6725 Via Austi Pkwy, Suite 300

Las Vegas, Nevada 89119

Phone - 702.361.3033 ext 102

Fax - 702.433.1979

Toll Free - 800.785.PSTC (7782)

Joslyn@pacificstocktransfer.com

www.pacificstocktransfer.com

Employees

iQSTEL, including Etelix.com LLC, had 18 employees as of December 31, 2018.

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

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

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

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2018. Following the year end, all of the Form 3s were filed late for incoming management of Etelix.com USA LLC.

Code of Ethics

We do not have a code of ethics but we plan to adopt one this fiscal year.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2018 and 2017.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Leandro Iglesias President, Chairman, CEO and Director	2018 2017	27,000 -	- -	- -	- -	- -	27,000 -
Alvaro Quintana Cardona CFO, COO and Director	2018 2017	15,000 -	- -	- -	- -	- -	15,000 -
Juan Carlos Lopez Silva Chief Commercial Officer	2018 2017	27,000 -	- -	- -	- -	- -	27,000 -
Patrick Gosselin Former President, CEO, Secretary and Director	2018 2017	- -	- -	- -	- -	- -	- -
Mark Engler CFO and Director	2018 2017	- -	- -	- -	- -	- -	- -

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Leandro Iglesias	3,111,708	20.70%
Oscar Brito(3)	3,068,424	20.40%
Juan Carlos Lopez Silva	962,535	6.40%
Alvaro Quintana Cardona	962,535	6.40%
All Directors and Executive Officers as a Group (5 persons)	8,105,202	53.90%
5% Holders
Carlos Daniel Silva(4)	3,068,424	20.40%
Eduardo Cabrera	962,535	6.40%
240 East 39 Street, Apt 10G
New York, NY 10016
Mason Habib	756,278	5.00%
8007 Rockwell Vista
San Antonio, TX 78249
Metrospaces, Inc.	6,136,848	40.90%
888 Brickell Key Dr., Unit 1102
Miami, FL 33131

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

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2017	$10,000	$-	$-	$-
2018	$20,000	$-	$-	$-

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit No.	Description of Exhibit
2.1	Membership Interest Purchase Agreement(1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Bylaws of the Registrant (2)
3.3	Certificate of Amendment(3)
10.1	Conversion Agreement with Carmen Cabell(1)
10.2	Conversion Agreement with Patrick Gosselin(1)
10.3	Conversion Agreement with Mark Engler(1)
10.4	Employment Agreement with Leandro Iglesias(1)
10.5	Employment Agreement with Alvaro Quintana Cardona(1)
10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended January 31, 2018 formatted in Extensible Business Reporting Language (XBRL).

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

IQSTEL Inc.

By:/s/ Leandro Iglesias

Leandro Iglesias

Title:Chief Executive Officer, Principal Executive Officer

Date:April 10, 2019

By:/s/ Alvaro Quintana Cardona

Alvaro Quintana Cardona

Title:Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:April 10, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ Leandro Iglesias

Leandro Iglesias

Title:Chief Executive Officer, Principal Executive Officer

Date:April 10, 2019

By:/s/ Alvaro Quintana Cardona

Alvaro Quintana Cardona

Title:Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:April 10, 2019

By:/s/ Oscar Brito

Oscar Brito

Title:Director

Date:April 10, 2019