Form 10-Q
period 2019-03-31
iQSTEL Inc
filed 2019-05-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

(954) 951-8191
(Registrant’s telephone number)
_______________________________________________________
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

[   ] Yes [X] No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,276,724 common shares as of May 13, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page
4	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018;
5	Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited);
6	Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited); and
7	Consolidated Statements of Stockholder’s Equity as of March 31, 2019 (unaudited); and
8	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$71,084	$4,570
Accounts receivable, net	1,853,614	1,825,854
Due from related parties	258,020	258,020
Prepaid and other current assets	61,554	17,503
Total Current Assets	2,244,272	2,105,947

Property and equipment, net	272,550	285,107
TOTAL ASSETS	$2,516,822	$2,391,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$-	$82
Accounts payable	1,075,033	1,390,048
Due to related parties	23,231	23,193
Loans payable	99,415	194,557
Loans payable - related parties	90,787	90,787
Convertible notes - net of discount of $607,654 and $158,696	151,596	63,205
Other current liabilities	355,849	436,762
Derivative liabilities	3,084,136	1,790,067
Total Current Liabilities	4,880,047	3,988,701
TOTAL LIABILITIES	4,880,047	3,988,701

Stockholders’ Deficit
Preferred stock: 8,500,000 authorized; $0.0001 par value at March 31, 2019 and December 31, 2018 - no shares issued and outstanding	-	-
Common stock: 2,000,000,000 authorized; $0.001 par value at March 31, 2019 and December 31, 2018 15,276,724 and 15,022,650 shares issued and outstanding, respectively
	15,277	15,023
Additional paid in capital	1,314,464	1,054,718
Accumulated deficit	(3,692,966)	(2,667,388)
Total Stockholder’s Deficit	(2,363,225)	(1,597,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,516,822	$2,391,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenues	$4,163,203	$2,180,165
Cost of goods sold	3,727,626	1,967,159
Gross profit	435,577	213,006

Operating Expenses
General and administration	190,507	123,976
Total operating expenses	190,507	123,976

Operating income	245,070	89,030

Other income (expense)
Other income	2,600	-
Interest expense	(265,037)	(57,054)
Other expenses	(142)	(12,935)
Change in fair value of derivative liabilities	(1,008,069)	-
Total other expense	(1,270,648)	(69,989)

Net loss before provision for income taxes	(1,025,578)	19,041
Income taxes	-	-
Net income (loss)	$(1,025,578)	$19,041

Basic and dilutive loss per common share	$(0.07)	$0.00
Weighted average number of common shares outstanding	15,039,588	11,237,362

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2017	11,085,965	$11,086	$737,429	$(563,227)	$185,288

Common stock issued	1,184,849	1,185	58,615	-	59,800
Debt forgiveness	-	-	45,200	-	45,200
Net loss	-	-	-	19,041	19,041
Balance - March 31, 2018	12,270,814	$12,271	$841,244	$(544,186)	$309,329

Balance - December 31, 2018	15,022,650	$15,023	$1,054,718	$(2,667,388)	$(1,597,647)

Common stock issued in conjunction with convertible notes	254,074	254	249,746	-	250,000
Capital contribution	-	-	10,000	-	10,000
Net loss	-	-	-	(1,025,578)	(1,025,578)
Balance - March 31, 2019	15,276,724	$15,277	$1,314,464	$(3,692,966)	$(2,363,225)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,025,578)	$19,041
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,557	18,861
Amortization of debt discount	151,542	-
Change in fair value of derivative liabilities	1,008,069	-
Changes in operating assets and liabilities:
Accounts receivable	(27,760)	(897,078)
Other current assets	(44,051)	132,576
Accounts payable	(315,015)	371,409
Other current liabilities	(80,913)	288,325
Net cash used in operating activities	(321,149)	(66,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(82)	-
Proceeds from loans payable	-	133,000
Repayments of loans payable	(95,142)	(121,416)
Proceeds from loans payable - related parties	21,438	-
Repayment of loans payable - related parties	(21,400)	-
Contribution	10,000	59,800
Proceeds from convertible notes	586,000	-
Repayment of convertible notes	(113,151)	-
Net cash provided by financing activities	387,663	71,384

Net change in cash and cash equivalents	66,514	4,518
Cash and cash equivalents, beginning of period	4,570	23,266
Cash and cash equivalents, end of period	$71,084	$27,784

Supplemental cash flow information
Cash paid for interest	$108,616	$57,054
Cash paid for taxes	$-	$-

Non-cash transactions:
Derivative liabilities recognized as debt discount	$286,000	$-
Related party debt forgiveness	$-	$45,200
Common stock issued in conjunction with convertible notes	$250,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of PureSnax International, Inc. and changed its name to iQSTEL Inc. on August 7, 2018.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of March 31, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 10, 2019.

Consolidation Policy

For March 31, 2019, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Etelix.com USA, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to June 25, 2018, the financial statements presented are those of Etelix.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2019 the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense.

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

During the three months ended March 31, 2019 and 2018, six customers represented 83% of our revenues and nineteen customers represented 83% of our revenues, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 606, “Revenue from Contracts with Customers”. The Company recognizes revenue only when all of the following criteria have been met:

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

Lease

The office lease meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, as of March 31, 2019, the Company had a net loss of $1,025,578. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and marketing expenses. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, the Company has relied upon funds from its stockholders. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon its operations and its stockholders.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
Advance payment to suppliers	$14,637	$11,310
Other receivable	350	500
Prepaid expenses	45,967	5,093
Tax receivable	600	600
	$61,554	$17,503

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
Telecommunication equipment	$245,686	$245,686
Telecommunication software	400,903	400,903
Total fixed assets	646,589	646,589
Accumulated depreciation and amortization	(374,039)	(361,482)
Total Fixed assets	$272,550	$285,107

Depreciation expense for the three months ended March 31, 2019 and 2018 amounted to $12,557 and $18,861, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,		Interest
	2019	2018	Term	rate
Complete Business Solutions_3	$37,945	$80,994	Note was issued on April 13, 2018 and due on March 9, 2019	33.3%
Green Capital Funding_2	89	89	Note was issued on October 1, 2018 and due on February 27, 2019	31.5%
Unique Funding Solutions_2	2,000	9,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
Green Note Capital Partner	11,135	18,278	Note was issued on October 22, 2018 and due on February 22, 2019	28.6%
Queen Funding LLC	2,995	17,083	Note was issued on November 29, 2018 and due on March 13, 2019	31.5%
Green Capital Funding_3	45,251	69,113	Note was issued on December 20, 2018 and due on May 15, 2019	31.5%
Total	99,415	194,557
Less: Current portion of loans payable	99,415	194,557
Long-term loans payable	$-	$-

During the three months ended March 31, 2019 and 2018, the Company borrowed $0 and $133,000, respectively, and repaid the principal amount of $95,142 and $121,416 and interest expense of $44,600 and $57,054, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
Accrued liabilities	$255,303	$361,779
Credit card	14,531	14,647
Accrued interest	9,784	4,905
Salary payable - management	76,231	55,431
	$355,849	$436,762

NOTE 8 - CONVERTIBLE LOANS

At March 31, 2019 and December 31, 2018, convertible loans consisted of the following:

	March 31,	December 31,
	2019	2018
Promissory notes – Issued in fiscal year 2018, with variable conversion features	$108,750	$221,901
Promissory notes – Issued in fiscal year 2019, with variable conversion features	650,500	-
Total convertible notes payable	759,250	221,901
Less: Unamortized debt discount	(607,654)	(158,696)
Total convertible notes	151,596	63,205
Less: current portion of convertible notes	(151,596)	(63,205)
Long-term convertible notes	$-	$-

During the three months ended March 31, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $151,542 and $0, respectively.

During the three months ended March 31, 2019, the Company repaid notes of $113,151 and accrued interest of $60,200.

Promissory Notes - Issued in fiscal year 2018

During the year ended December 31, 2018, the Company issued a total of $213,750 in notes with the following terms:

•Terms ranging from 9 months to 12 months.

•Annual interest rates ranging from of 10% to 12%.

•Convertible at the option of the holders at issuance.

•Conversion prices are typically based on the discounted (50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 130% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include financing costs totaling $12,250 and the Company received cash of $201,500.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 8 - CONVERTIBLE LOANS (CONTINUED)

Promissory Notes - Issued in fiscal year 2019

During the three months ended March 31, 2019, the Company issued a total of $650,500 in notes with the following terms:

•Terms ranging from 6 months to 12 months.

•Annual interest rates ranging from of 8% to 12%.

•Convertible at the option of the holders at issuance or 180 days from issuance.

•Conversion prices are typically based on the discounted (39% or 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

The convertible notes were also provided with a total of 254,074 common shares and warrant to purchase up to 62,000 shares of common stock at exercise price of $2.5 per share for 3 years.

Certain notes allow the Company to redeem the notes at rates ranging from 117% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include financing costs totaling $64,500 and the Company received cash of $586,000.

Derivative liabilities

The Company determined that the conversion option in the note and the exercise feature of the warrants met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the note that became convertible for the year ended December 31, 2018 amounted to $896,593. $201,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $695,093 was recognized as a “day 1” derivative loss.

The Company valued the conversion features of convertible notes and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrant that became convertible for the three months ended March 31, 2019 amounted to $1,816,692. $286,000 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,530,692 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the three months ended March 31, 2019 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2018	-	$-
Granted	62,000	2.50
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2019	62,000	$2.50

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 8 - CONVERTIBLE LOANS (CONTINUED)

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2019:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

62,000	2.90	$2.50	62,000	$2.50

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the three months ended March 31, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended	Year Ended
	March 31, 2019	December 31, 2018
Expected term	0.43 - 3.00 years	0.37 - 1.00 years
Expected average volatility	364% - 491%	405% - 528%
Expected dividend yield	-	-
Risk-free interest rate	2.21% - 2.57%	2.24 - 2.71%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2018	$1,790,067

Addition of new derivatives recognized as debt discounts	286,000
Addition of new derivatives recognized as loss on derivatives	1,530,692
Gain on change in fair value of the derivative	(522,623)
Balance - March 31, 2019	$3,084,136

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 9 - DERIVATIVE LIABILITIES (CONTINUED)

The aggregate loss on derivatives during the three months ended March 31, 2019 and 2018 was as follows;

	Three Months Ended
	March 31,
	2019	2018
Addition of new derivatives recognized as loss on derivatives	$1,530,692	$-
Gain on change in fair value of the derivative	(522,623)	-
	$1,008,069	$-

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 2,000,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended March 31, 2019, the Company issued 254,074 shares in conjunction with convertible notes.

As of March 31, 2019 and December 31, 2018, 15,276,724 and 15,022,650 shares of common stock were issued and outstanding, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loans payable – related parties

	March 31, 2019	December 31, 2018		Interest
			Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and due in June 11, 2019	16.5%
Alvaro Quintana	10,587	10,587	Note was issue on September 30, 2016 and due in September 29, 2019	0%
Total	90,787	90,787
Less: Current portion of loans payable	90,787	90,787
Long-term loans payable	$-	$-

During the three months ended March 31, 2019, the Company repaid interest expense of $3,816.

Due to related parties

During the three months ended March 31, 2019, the Company borrowed $21,438 from CEO of the Company and repaid $21,400. As of March 31, 2019 and December 31, 2018, the Company had due to related parties of $23,231 and $23,193, respectively. The loans are unsecured, non-interest bearing and due on demand.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2019

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

Employment agreements

On June 25, 2018, the Company entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the Company’s Board of Directors with an annual salary of $54,000; (ii) Juan Carlos Lopez Silva as Chief Commercial Officer with an annual salary of $54,000; and Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $30,000. The Employment Agreements have a term of 36 months, are renewable automatically for 24-month periods, unless the Company gives written notice at least 90 days prior to termination of the initial 36 month term. The Company shall have the right to terminate any of the employment agreements at any time without prior notice, but in that event, the Company shall pay these persons salaries and other benefits they are entitled to receive under their respective agreements for three years.

During the three months ended March 31, 2019 and 2018, the Company record management fees of $34,500 and $0 and paid $13,700 and $0, respectively. As at March 31, 2019 and December 31, 2018, the Company accrued management salaries of $76,231 and $55,431, respectively.

NOTE 12 – COMMITMENTS AND CONTIGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Rent

The Company leases office space at $1,200 per month with a one year term, starting July 1, 2018 and ending June 30, 2019. For the three months ended March 31, 2019 and 2018, the Company incurred $3,600 and $3,600, respectively.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to March 31, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

On April 1, 2019, the Company entered into a Company Purchase Agreement (the “Purchase Agreement”) with Ralf Kohler (the “Seller”), which agreement provides for the Company’s purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”), a Swiss corporation. The Purchase Agreement is subject to closing conditions, which are presently unfulfilled, which include: (1) The Company’s board of directors approving the transaction; (2) Satisfactory due diligence of SwissLink by the Company and (3) SwissLink has prepared financial statements according to Regulation S-X.

On April 11, 2019, the Company issued a convertible note in the principal amount of $53,000. The convertible note has a term of twelve months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 39% multiplied by the lowest trading price during the previous twenty days ending on the latest complete trading day prior to the conversion date.

On May 02, 2019, the Company entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the Company’s Board of Directors with an annual salary of $168,000 with an annual bonus of 3% of our net income; (ii) Juan Carlos Lopez Silva as Chief Commercial Officer with an annual salary of $120,000 with an annual bonus of 3% of our net income; and Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $144,000 with an annual bonus of 3% of our net income. The Employment Agreements have a term of 36 months, are renewable automatically for 24-month periods, unless the Company gives written notice at least 90 days prior to termination of the initial 36 month term. The Company shall have the right to terminate any of the employment agreements at any time without prior notice, but in that event, the Company shall pay these persons salaries and other benefits they are entitled to receive under their respective agreements for three years. The above executive officers agreed to two year non-compete and non-solicit restrictive covenants with the Company. If any of the executive officers are terminated for cause they shall forfeit any rights to severance.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2019 was $4,163,203, compared with $2,180,165 for the three months ended March 31, 2018.

These numbers reflect an increase of 90.96% month over month primarily from the growth in traffic carried to higher revenue per minute destinations in Africa as a result of the straightening of our commercial position in the African market, which comes from the excellent commercial activities deployed by our office in Spain. One of our main strategic lines of actions for 2018 and 2019 has been to strengthen the business relationship with our customers in Europe and leverage from there our growth in the African market, with half of the traffic terminated in Africa originating from Europe.

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

If net revenues continue growing at a similar rate for the next twelve months, we believe that the company will reach a total revenue of approximately $17 million by December 31, 2019.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2019 increased to $3,727,626, compared with $1,967,159 for the three months ended March 31, 2018.

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

Operating Expenses

Operating expenses increased to $190,507 for the three months ended March 31, 2019 from $123,976 for the three months ended March 31, 2018. The detail by major category is reflected in the table below.

	Three Months Ended March 31
	2019	2018
Salaries, Wages and Benefits	$56,600	$48,831
Technology	43,560	37,734
Professional Fees	31,377	6,533
Legal & Regulatory	17,570	25
Trade Insurance	-	4,750
Travel & Events	-	1,725
Depreciation and Amortization	12,557	18,861
Office, Facility and Other	28,843	5,517

Sub Total	190,507	123,976

Stock-based compensation	-	-
Lawsuit settlement	-	-

Total Operating Expense	$190,507	$123,976

The main reasons for the overall increase in operating expenses in 2019 were: (1) the Professional Fees composed by legal, accounting and other consulting services of $31,377; (2) Legal and Regulatory Expenses of $17,570; and (3) Other expenses in the amount of $28,843 which includes $25,000 on Advertising and Promotion.

All other items were stable from one year to the other, which allows us to affirm that the cost structure of the company is under control and supervision.

Operating Income

The Company showed positive Operating Income for the three months ended March 31, 2019 of $245,070 compared with $89,030 for the three months ended March 31, 2018. These numbers reflect an increase of 175.27% primarily due to an increase of the Gross Margin over Revenues from 9.77% for the three months ended March 31, 2018 to 10.46% in the same period of 2019.

Even though the Operating Expenses increases in absolute value when comparing the three months ended March 31, 2019 to the same period of 2018, those Operating Expenses experimented a reduction in terms of a percentage of Revenue from 5.69% as of March 31, 2018 to 4.58% for the same period of 2019.

Other Expenses/Other Income

We had other expenses of $1,270,648 for the three months ended March 31, 2019, as compared with other expenses of $69,989 for the same period ended 2018. The increase in other expenses is a result of the change in fair value of derivative liabilities of $1,008,069, and the increase of interest expenses to $265,037 for the three months ended March 31, 2019 compared to $57,054 for the same period ended 2018.

Net Loss

We finished the three months ended March 31, 2019 with a loss of $1,025,578, as compared to a net income of $19,041 during the three months ended March 31, 2018.

The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) a loss in the change in fair value of derivative liabilities of $1,008,069 and (2) an increment in interest expenses of $207,983 year over year.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $2,244,272 and current liabilities of $4,880,047, resulting in a working capital deficit of $2,635,775. This compares with the working capital deficit of $1,597,647 at December 31, 2018. This increase in working capital deficit, as discussed in more detail below, is primarily the result of the increment in the derivative liabilities.

Our operating activities used $321,149 in the three months ended March 31, 2019 as compared with $66,866 used in operating activities in the three months ended March 31, 2018.

Financing activities provided $387,663 in the three months ended March 31, 2019 compared with $71,384 provided in the three months ended March 31, 2018. Our positive financing cash flow in 2018 was largely the result of the proceeds from loans, capital contributions and proceeds from convertible notes.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2019.

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

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 10, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended March 31, 2019, we issued 254,074 common shares in conjunction with convertible notes.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 15, 2019 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/ Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer