Form 10-Q
period 2019-06-30
iQSTEL Inc
filed 2019-08-13
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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
[ ] Emerging growth company

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,627,364 common shares as of August 08, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

Page
4	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018;
5	Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (unaudited);
6	Consolidated Statements of Stockholder’s Equity as of June 30, 2019 and 2018;
7	Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited); and
8	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$80,486	$4,570
Accounts receivable, net	1,596,925	1,825,854
Due from related parties	272,121	258,020
Prepaid and other current assets	109,079	17,503
Total Current Assets	2,058,611	2,105,947

Property and equipment, net	265,826	285,107
TOTAL ASSETS	$2,324,437	$2,391,054

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$-	$82
Accounts payable	1,038,781	1,390,048
Due to related parties	40,631	23,193
Loans payable	106,191	194,557
Loans payable - related parties	90,787	90,787
Current portion of convertible notes - net of discount of $597,124 and $158,696	508,876	63,205
Other current liabilities	394,030	436,762
Derivative liabilities	2,560,212	1,790,067
Total Current Liabilities	4,739,508	3,988,701

Convertible notes - net of discount of $58,631 and $0	1,369	-
TOTAL LIABILITIES	4,740,877	3,988,701

Stockholders’ Deficit
Preferred stock: 8,500,000 authorized; $0.0001 par value at June 30, 2019 and December 31, 2018 - no shares issued and outstanding	-	-
Common stock: 2,000,000,000 authorized; $0.001 par value at June 30, 2019 and December 31, 2018 - 15,475,916 and 15,022,650 shares issued and outstanding, respectively	15,476	15,023
Additional paid in capital	1,745,291	1,054,718
Accumulated deficit	(4,177,207)	(2,667,388)
Total Stockholder’s Deficit	(2,416,440)	(1,597,647)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,324,437	$2,391,054

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$4,253,359	$3,700,670	$8,416,562	$5,880,835
Cost of goods sold	4,345,087	3,223,540	8,072,713	5,190,699
Gross profit	(91,728)	477,130	343,849	690,136

Operating Expenses
General and administration	341,553	334,749	532,060	458,725
Total operating expenses	341,553	334,749	532,060	458,725

Operating income	(433,281)	142,381	(188,211)	231,411

Other income (expense)
Other income	-	9,968	2,600	9,968
Other expenses	(233)	-	(375)	(12,935)
Interest expense	(511,125)	(100,515)	(776,162)	(157,569)
Change in fair value of derivative liabilities	460,398	-	(547,671)	-
Total other expense	(50,960)	(90,547)	(1,321,608)	(160,536)

Net loss before provision for income taxes	(484,241)	51,834	(1,509,819)	70,875
Income taxes	-	-	-	-
Net income (loss)	$(484,241)	$51,834	$(1,509,819)	$70,875

Basic and dilutive loss per common share	$(0.03)	$0.00	$(0.10)	$0.01
Weighted average number of common shares outstanding	15,357,689	13,717,518	15,199,517	12,409,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2018	15,022,650	$15,023	$1,054,718	$(2,667,388)	$(1,597,647)

Common stock issued in conjunction with convertible notes	254,074	254	249,746	-	250,000
Capital contribution	-	-	10,000	-	10,000
Net loss	-	-	-	(1,025,578)	(1,025,578)
Balance - March 31, 2019	15,276,724	$15,277	$1,314,464	$(3,692,966)	$(2,363,225)

Common stock issued for conversion of debt	76,335	76	4,924	-	5,000
Resolution of derivative liabilities	-	-	181,326	-	181,326
Common stock issued in conjunction with convertible notes	122,857	123	244,577	-	244,700
Common stock issued for services	-	-	-	-	-
Capital contribution	-	-	-	-	-
Net loss	-	-	-	(484,241)	(484,241)
Balance - June 30, 2019	15,475,916	$15,476	$1,745,291	$(4,177,207)	$(2,416,440)

	Common Stock		Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Total
	Shares	Amount
Balance - December 31, 2017	11,085,965	$11,086	$737,429	$-	$(563,227)	$185,288

Common stock issued	1,184,849	1,185	58,615	-	-	59,800
Debt forgiveness	-	-	45,200	-	-	45,200
Net income	-	-	-	-	19,041	19,041
Balance - March 31, 2018	12,270,814	$12,271	$841,244	$-	$(544,186)	$309,329

Common stock issued	1,481,061	1,481	73,519	-	-	75,000
Recapitalization	1,175,724	1,176	(77,450)	(8,750)	-	(85,024)
Common stock issued for services	75,000	75	149,925	-	-	150,000
Net income	-	-	-	-	51,834	51,834
Balance - June 30, 2018	15,002,599	$15,003	$987,238	$(8,750)	$(492,352)	$501,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,509,819)	$70,875
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	150,000
Depreciation and amortization	19,281	3,275
Amortization of debt discount	541,894	-
Change in fair value of derivative liabilities	547,671	-
Changes in operating assets and liabilities:
Accounts receivable	228,929	(835,834)
Accounts receivable - related party	(10,701)	-
Other current assets	(91,576)	(48,961)
Accounts payable	(351,267)	527,742
Other current liabilities	(42,149)	(5,504)
Net cash used in operating activities	(667,737)	(138,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of loan receivable - related party	(10,000)	-
Collection from loan receivable - related party	10,000	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(82)	-
Proceeds from loans payable	64,400	332,182
Repayments of loans payable	(171,302)	(326,436)
Proceeds from loans payable - related parties	46,438	800
Repayment of loans payable - related parties	(32,400)	(850)
Contribution	10,000	134,800
Proceeds from convertible notes	1,048,500	-
Repayment of convertible notes	(221,901)	-
Net cash provided by financing activities	743,653	140,496

Net change in cash and cash equivalents	75,916	2,089
Cash and cash equivalents, beginning of period	4,570	23,266
Cash and cash equivalents, end of period	$80,486	$25,355

Supplemental cash flow information
Cash paid for interest	$208,557	$148,406
Cash paid for taxes	$-	$-

Non-cash transactions:
Derivative liabilities recognized as debt discount	$403,800	$-
Related party debt forgiveness	$-	$45,200
Common stock issued in conjunction with convertible notes	$494,700	$-
Common stock issued for conversion of debt	$5,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2019

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of June 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 10, 2019.

Consolidation Policy

For June 30, 2019, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Etelix.com USA, LLC. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to June 25, 2018, the financial statements presented are those of Etelix.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2019 the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense.

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

During the six months ended June 30, 2019 and 2018, eight customers represented 81% of our revenues and fourteen customers represented 81% of our revenues, respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, as of June 30, 2019, the Company had a net loss of $1,509,819. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
Advance payment to suppliers	$6,600	$11,310
Other receivable	34,039	500
Prepaid expenses	17,840	5,093
Tax receivable	600	600
Prepayment for acquisition	50,000	-
	$109,079	$17,503

NOTE 5 – FIXED ASSETS, NET

Fixed assets, net at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
Telecommunication equipment	$245,686	$245,686
Telecommunication software	400,903	400,903
Total fixed assets	646,589	646,589
Accumulated depreciation and amortization	(380,763)	(361,482)
Total Fixed assets	$265,826	$285,107

Depreciation expense for the six months ended June 30, 2019 and 2018 amounted to $19,281 and $3,275, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,		Interest
	2019	2018	Term	rate
Complete Business Solutions_3	$-	$80,994	Note was issued on April 13, 2018 and due on March 9, 2019	33.3%
Green Capital Funding_2	89	89	Note was issued on October 1, 2018 and due on February 27, 2019	31.5%
Unique Funding Solutions_2	2,000	9,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
Green Note Capital Partner	11,135	18,278	Note was issued on October 22, 2018 and due on February 22, 2019	28.6%
Queen Funding LLC	-	17,083	Note was issued on November 29, 2018 and due on March 13, 2019	31.5%
Green Capital Funding_3	10,614	69,113	Note was issued on December 20, 2018 and due on May 15, 2019	31.5%
Leonite Capital LLC	82,353	-	Note was issued on May 22, 2019 and due on Demand. Note is guaranteed by the Company’ CEO.	Higher of 14% and WSJ Prime rate plus 10%
Total	106,191	194,557
Less: Current portion of loans payable	106,191	194,557
Long-term loans payable	$-	$-

During the six months ended June 30, 2019 and 2018, the Company borrowed $82,353, and $332,182, which includes original issue discount and financing cost of $17,953 and $0, respectively, and repaid the principal amount of $171,302 and $326,436 and interest expense of $88,551 and $148,406, respectively.

During the six months ended June 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $17,953 and $0, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
Accrued liabilities	$237,427	$361,779
Credit card	14,937	14,647
Accrued interest	30,435	4,905
Salary payable – management (see Note 11)	111,231	55,431
	$394,030	$436,762

NOTE 8 - CONVERTIBLE LOANS

At June 30, 2019 and December 31, 2018, convertible loans consisted of the following:

	June 30,	December 31,
	2019	2018
Promissory notes – Issued in fiscal year 2018, with variable conversion features	$-	$221,901
Promissory notes – Issued in fiscal year 2019, with variable conversion features	1,166,000	-
Total convertible notes payable	1,166,000	221,901
Less: Unamortized debt discount	(655,755)	(158,696)
Total convertible notes	510,245	63,205

Less: current portion of convertible notes	508,876	63,205
Long-term convertible notes	$1,369	$-

During the six months ended June 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $523,941 and $0, respectively.

During the six months ended June 30, 2019 and 2018, the Company repaid notes of $221,901 and $0 and accrued interest including the prepayment penalty of $120,006 and $0, respectively.

Conversion

During the six months ended June 30, 2019, the Company converted notes with principal amounts of $5,000 into 76,335 shares of common stock. The corresponding derivative liability at the date of conversion of $181,326 was settled through additional paid in capital.

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

Promissory Notes - Issued in fiscal year 2019

During the six months ended June 30, 2019, the Company issued a total of $1,171,000 in notes with the following terms:

•Terms ranging from 6 months to 3 years.

•Annual interest rates ranging from of 8% to 12%.

•Convertible at the option of the holders at issuance or 180 days from issuance.

•Conversion prices are typically based on the discounted (39% or 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

The convertible notes were also provided with a total of 376,931 common shares and warrant to purchase up to 92,000 shares of common stock at exercise price of $2.5 per share for 3 years.

Certain notes allow the Company to redeem the notes at rates ranging from 117% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include financing costs totaling $122,500 and the Company received cash of $1,048,500.

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

The Company valued the conversion features of convertible notes and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrant that became convertible for the six months ended June 30, 2019 amounted to $2,583,990. $403,800 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $2,180,190 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the six months ended June 30, 2019 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	-	$-
Granted	92,000	2.50
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2019	92,000	$2.50

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2019:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
92,000	3.40	$2.50	92,000	$2.50

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year Ended
	June 30, 2019	December 31, 2018
Expected term	0.22 - 5.00 years	0.37 - 1.00 years
Expected average volatility	4% - 491%	405% - 528%
Expected dividend yield	-	-
Risk-free interest rate	1.71% - 2.57%	2.24 - 2.71%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$1,790,067

Addition of new derivatives recognized as debt discounts	403,800
Addition of new derivatives recognized as loss on derivatives	2,180,190
Settled on issuance of common stock	(181,326)
Gain on change in fair value of the derivative	(1,632,519)
Balance - June 30, 2019	$2,560,212

The aggregate loss on derivatives during the six months ended June 30, 2019 and 2018 was as follows;

	Six Months Ended
	June 30,
	2019	2018
Addition of new derivatives recognized as loss on derivatives	$2,180,190	$-
Gain on change in fair value of the derivative	(1,632,519)	-
	$547,671	$-

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 2,000,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended June 30, 2019, the Company issued 453,266 shares of common stock as follows;

•376,931 shares in conjunction with convertible notes.

•76,335 shares for conversion of debt of $5,000 (see Note8)

As of June 30, 2019 and December 31, 2018, 15,475,916 and 15,022,650 shares of common stock were issued and outstanding, respectively.

During the six months ended June 30, 2019, $10,000 was contributed to the Company and the Company recorded it as additional paid in capital.

NOTE 11 - RELATED PARTY TRANSACTIONS

Loans payable – related parties

	June 30,	December 31,		Interest
	2019	2018	Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and due on June 11, 2019	16.5%
Alvaro Quintana	10,587	10,587	Note was issue on September 30, 2016 and due on September 29, 2019	0%
Total	90,787	90,787
Less: Current portion of loans payable	90,787	90,787
Long-term loans payable	$-	$-

During the six months ended June 30, 2019, the Company repaid interest expense of $7,414.

Due from related parties

During the six months ended June 30, 2019, the Company loaned $10,000 to a related party and collected $10,000. As of June 30, 2019, the Company recorded accounts receivable from a related party of $10,701, included in due from related parties. As of June 30, 2019 and December 31, 2018, the Company had due from related parties of $288,908 and $278,207, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the six months ended June 30, 2019, the Company borrowed $46,438 from CEO of the Company and repaid $32,400. As of June 30, 2019 and December 31, 2018, the Company had due to related parties of $40,631 and $23,193, respectively. The loans are unsecured, non-interest bearing and due on demand.

Employment agreements

On June 25, 2018, the Company entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the Company’s Board of Directors with an annual salary of $54,000; (ii) Juan Carlos Lopez Silva as Chief Commercial Officer with an annual salary of $54,000; and Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $30,000. The Employment Agreements have a term of 36 months, are renewable automatically for 24-month periods, unless the Company gives written notice at least 90 days prior to termination of the initial 36-month term. The Company shall have the right to terminate any of the employment agreements at any time without prior notice, but in that event, the Company shall pay these persons salaries and other benefits they are entitled to receive under their respective agreements for three years.

On May 2, 2019, the Company entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the Company’s Board of Directors with an annual salary of $168,000 with an annual bonus of 3% of our net income; (ii) Juan Carlos Lopez Silva as Chief Commercial Officer with an annual salary of $120,000 with an annual bonus of 3% of our net income; and Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $144,000 with an annual bonus of 3% of our net income. The Employment Agreements have a term of 36 months, are renewable automatically for 24-month periods, unless the Company gives written notice at least 90 days prior to termination of the initial 36-month term. The Company shall have the right to terminate any of the employment agreements at any time without prior notice, but in that event, the Company shall pay these persons salaries and other benefits they are entitled to receive under their respective agreements for three years. The above executive officers agreed to two year non-compete and non-solicit restrictive covenants with the Company. If any of the executive officers are terminated for cause they shall forfeit any rights to severance.

During the six months ended June 30, 2019 and 2018, the Company recorded management fees of $118,000 and $0 and paid $62,200 and $0, respectively. As at June 30, 2019 and December 31, 2018, the Company accrued management salaries of $111,231 and $55,431, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Rent

The Company leases office space at $1,200 per month with one-year term, starting July 1, 2018 and ending June 30, 2019. For the six months ended June 30, 2019 and 2018, the Company incurred $7,200 and $6,158, respectively.

The Company leases facilities which the term is 12 months. For the six months ended June 30, 2019 and 2018, the Company incurred $13,000 and $0, respectively.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to June 30, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

On April 1, 2019, the Company entered into a Company Purchase Agreement (the “Purchase Agreement”) with Ralf Kohler (the “Seller”), which agreement provides for the Company’s purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”), a Swiss corporation.

On August 7, 2019, having completed all conditions under the Purchase Agreement, the Company closed the transaction with Seller, and issued 187,500 shares to Seller for the 51% equity interest and certain assets in Swisslink and another 510 shares to Seller for 51% of the loan in Swisslink.

On July 11, 2019, the Company issued a convertible note in the principal amount of $282,000. The convertible note has a term of six months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 50% multiplied by the lowest trading price during the previous thirty days ending on the latest complete trading day prior to the conversion date.

On July 19, 2019, the Company issued a convertible note in the principal amount of $36,000. The convertible note has a term of twelve months, accrues interest at 10% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 50% multiplied by the lowest trading price during the previous twenty five days ending on the latest complete trading day prior to the conversion date.

On July 22, 2019, the Company issued a convertible note in the principal amount of $112,750. The convertible note has a term of nine months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 50% multiplied by the lowest trading price during the previous twenty five days ending on the latest complete trading day prior to the conversion date.

On July 23, 2019, the Company issued a convertible note in the principal amount of $125,000. The convertible note has a term of twelve months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 50% multiplied by the lowest trading price during the previous twenty five days ending on the latest complete trading day prior to the conversion date.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2019 was $4,253,359, compared with $3,700,670 for the three months ended June 30, 2018. Our total revenue reported for the six months ended June 30, 2019 was $8,416,562, compared with $5,880,835 for the six months ended June 30, 2018.

These numbers reflect an increase of 142% month over month primarily from the continuity of our commercial strategy put in place since the beginning of year 2018.

If net revenues continue growing at a similar rates for the next six months, we believe that the company will reach a total revenue of approximately $17 million by December 31, 2019.

Cost of Revenues

Our total cost of revenues for the three months ended June 30, 2019 increased to $4,345,087, compared with $3,223,540 for the three months ended June 30, 2018. Our total cost of revenues for the six months ended June 30, 2019 increased to $8,072,713, compared with $5,190,699 for the six months ended June 30, 2018.

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

Operating Expenses

Operating expenses increased to $341,553 for the three months ended June 30, 2019 from $334,749 for the three months ended June 30, 2018. Operating expenses increased to $532,060 for the six months ended June 30, 2019 from $458,725 for the six months ended June 30, 2018. The detail by major category for the six month ended June 30, 2019 and 2018 is reflected in the table below.

	Six Months Ended June 30
	2019	2018
Salaries, Wages and Benefits	$162,242	$116,182
Technology	94,847	81,220
Professional Fees	162,662	211,945
Legal & Regulatory	-	25
Trade Insurance	-	9,665
Travel & Events	3,375	12,015
Public Cost	19,432	-
Advertising	50,000	-
Depreciation and Amortization	19,281	3,274
Office, Facility and Other	20,221	24,399

Sub Total	532,060	458,725

Stock-based compensation	-	-
Lawsuit settlement	-	-

Total Operating Expense	$532,060	$458,725

The main reasons for the overall increase in operating expenses in 2019 were: (1) the Salaries, Wages and Benefits of $46,060; (2) Public cost of $19,432; and (3) Advertising and Promotion of $50,000.

On the other hand there was a significant reduction in the item Professional Fees of $49,283.

All other items were stable from one year to the other, which allows us to affirm that the cost structure of the company is under control and supervision.

Operating Income

The Company showed negative Operating Income for the three months ended June 30, 2019 of $433,281 compared with a positive result of $142,381 for the three months ended June 30, 2018. The Company showed negative Operating Income for the six months ended June 30, 2019 of $188,211 compared with a positive result of $231,411 for the six months ended June 30, 2018.

The increase of the numbers for the six month period above is primarily due to the costs associated to the operation of the public entity (iQSTEL, Inc.) estimated in the amount of $365,868. When we look at the results of our operating entity Etelix.com USA, LLC the Operating Income for the six months ended June 30, 2019 is $146,910.

It is important to remark that iQSTEL is in its first year of operations since the acquisition of Etelix.com USA, LLC; and during this period the company has incurred in high costs related to its reorganization, the preparation of the offering statement and due diligence activities related to the execution of the merge and acquisitions strategy.

Even though the Operating Expenses increases in absolute value when comparing the six months ended June 30, 2019 to the same period of 2018, those Operating Expenses experimented a reduction in terms of a percentage of Revenue from 7.80% as of June 30, 2018 to 6.32% for the same period of 2019.

Other Expenses/Other Income

We had other expenses of $50,960 for the three months ended June 30, 2019, as compared with other expenses of $90,547 for the same period ended 2018.  We had other expenses of $1,321,608 for the six months ended June 30, 2019, as compared with other expenses of $160,536 for the same period ended 2018. The increase in other expenses is a result of the change in fair value of derivative liabilities of $547,671, and the increase of interest expenses to $776,162 for the six months ended June 30, 2019 compared to $157,569 for the same period ended 2018.

Net Loss

We finished the three months ended June 30, 2019 with a loss of $484,241, as compared to a net income of $51,834 during the three months ended June 30, 2018. We finished the six months ended June 30, 2019 with a loss of $1,509,819, as compared to a net income of $70,875 during the six months ended June 30, 2018.

The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) a loss in the change in fair value of derivative liabilities of $547,671; (2) an increment in interest expenses of $618,593 year over year and (3) the Operating Expenses of the public entity of $365,868.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $2,058,611 and current liabilities of $4,739,508, resulting in a working capital deficit of $2,680,897. This compares with the working capital deficit of $1,882,754 at December 31, 2018. This increase in working capital deficit, as discussed in more detail below, is primarily the result of the increment in the derivative liabilities.

Our operating activities used $667,737 in the six months ended June 30, 2019 as compared with $138,407 used in operating activities in the six months ended June 30, 2018.

Financing activities provided $743,653 in the six months ended June 30, 2019 compared with $140,496 provided in the six months ended June 30, 2018. Our positive financing cash flow in 2018 was largely the result of the proceeds from loans, capital contributions and proceeds from convertible notes.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended June 30, 2019.

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

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended June 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2019, the Company converted notes with principal amounts of $5,000 into 76,335 shares of common stock.

During the six months ended June 30, 2019, the Company issued a total of $1,171,000 in convertible notes and the lenders were also provided with a total of 376,931 common shares and warrant to purchase up to 92,000 shares of common stock at exercise price of $2.5 per share for 3 years.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 09, 2019 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/ Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer