Form 10-Q
period 2019-09-30
iQSTEL Inc
filed 2019-11-19
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

[   ]

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,166,291 common shares as of November 06, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$210,274	$4,570
Accounts receivable, net	2,816,894	1,825,854
Due from related parties	285,920	258,020
Prepaid and other current assets	112,692	17,503
Total Current Assets	3,425,780	2,105,947

Property and equipment, net	270,391	285,107
Goodwill	1,455,960	-
Deferred tax assets	408,744	-
TOTAL ASSETS	$5,560,875	$2,391,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank overdraft	$-	$82
Accounts payable	2,012,411	1,390,048
Due to related parties	34,631	23,193
Loans payable	97,035	194,557
Loans payable - related parties	1,831,859	90,787
Current portion of convertible notes - net of discount of $908,534 and $158,696	882,214	63,205
Other current liabilities	581,413	436,762
Derivative liabilities	5,415,797	1,790,067
Total Current Liabilities	10,855,360	3,988,701

Convertible notes - net of discount of $53,595 and $0	6,405	-
Loan payable	179,429	-
Other liabilities	147,890	-
TOTAL LIABILITIES	11,189,084	3,988,701

Stockholders' Deficit
Preferred stock: 8,500,000 authorized; $0.0001 par value – no shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value	16,104	15,023
16,103,713 and 15,022,650 shares issued and outstanding, respectively
Additional paid in capital	2,923,943	1,054,718
Accumulated deficit	(7,710,046)	(2,667,388)
Accumulated other comprehensive income	22,742	-
Deficit Attributed to Shareholders of iQSTEL Inc.	(4,747,257)	(1,597,647)
Deficit Attributable to Noncontrolling interests	(880,952)	-
Total Stockholders' Deficit	(5,628,209)	(1,597,647)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,560,875	$2,391,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Net Loss and Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$4,172,547	$3,794,359	$12,589,109	$9,675,194
Cost of goods sold	3,929,137	3,531,877	12,001,850	8,722,576
Gross profit	243,410	262,482	587,259	952,618

Operating Expenses
General and administration	492,782	195,884	1,024,842	654,609
Total operating expenses	492,782	195,884	1,024,842	654,609

Operating income	(249,372)	66,598	(437,583)	298,009

Other income (expense)
Other income	-	164	2,600	10,132
Other expenses	(5,149)	(4,473)	(5,524)	(17,408)
Interest expense	(1,009,467)	(119,755)	(1,785,629)	(277,324)
Change in fair value of derivative liabilities	(2,254,035)	(448,471)	(2,801,706)	(448,471)
Gain on settlement of debt	-	2,342	-	2,342
Total other expense	(3,268,651)	(570,193)	(4,590,259)	(730,729)

Net loss before provision for income taxes	(3,518,023)	(503,595)	(5,027,842)	(432,720)
Income taxes	852	-	852	-
Net loss	(3,517,171)	(503,595)	(5,026,990)	(432,720)
Less: Net income attributable to noncontrolling interests	15,668	-	15,668	-
Net Loss Attributed to Shareholders of iQSTEL Inc.	$(3,532,839)	$(503,595)	$(5,042,658)	$(432,720)

Comprehensive Loss
Net loss	$(3,517,171)	$(503,595)	$(5,026,990)	$(432,720)
Foreign currency adjustment	44,593	(1,182)	44,593	-
Total Comprehensive loss	(3,472,578)	(504,777)	(4,982,397)	(432,720)
Less: Comprehensive income attributable to noncontrolling interests	37,519	-	37,519	-
Net Comprehensive Loss Attributed to Shareholders of iQSTEL Inc.	$(3,510,097)	$(504,777)	$(5,019,916)	$(432,720)

Basic and dilutive loss per common share	$(0.22)	$(0.03)	$(0.33)	$(0.03)
Weighted average number of common shares outstanding	15,933,527	15,002,598	15,446,876	13,283,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Accumulated		Non	Total
	Common Stock		Paid in	Accumulated	Comprehensive		Control	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Total	Interest	Equity
Balance - December 31, 2018	15,022,650	$15,023	$1,054,718	$(2,667,388)	$-	$(1,597,647)	$-	$(1,597,647)

Common stock issued in conjunction with convertible notes	254,074	254	249,746	-	-	250,000	-	250,000
Capital contribution	-	-	10,000	-	-	10,000	-	10,000
Net loss	-	-	-	(1,025,578)	-	(1,025,578)	-	(1,025,578)
Balance - March 31, 2019	15,276,724	$15,277	$1,314,464	$(3,692,966)	$-	$(2,363,225)	$-	$(2,363,225)

Common stock issued for conversion of debt	76,335	76	4,924	-	-	5,000	-	5,000
Resolution of derivative liabilities	-	-	181,326	-	-	181,326	-	181,326
Common stock issued in conjunction with convertible notes	122,857	123	244,577	-	-	244,700	-	244,700
Net loss	-	-	-	(484,241)	-	(484,241)	-	(484,241)
Balance - June 30, 2019	15,475,916	$15,476	$1,745,291	$(4,177,207)	$-	$(2,416,440)	$-	$(2,416,440

Common stock issued for acquisition	343,512	344	449,656	-	-	450,000	(918,471)	(468,471)
Common stock issued in conjunction with convertible notes	284,285	284	322,916	-	-	323,200	-	323,200
Debt forgiveness	-	-	406,080	-	-	406,080	-	406,080
Foreign currency translation adjustments	-	-	-	-	22,742	22,742	21,851	44,593
Net loss	-	-	-	(3,532,839)	-	(3,532,839)	15,668	(3,517,171)
Balance - September 30, 2019	16,103,713	$16,104	$2,923,943	$(7,710,046)	$22,742	$(4,747,257)	$(880,952)	$(5,628,209)

			Additional
	Common Stock		Paid in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2017	11,085,965	$11,086	$737,429	$-	$(563,2270	$185,288

Common stock issued	1,184,849	1,185	58,615	-	-	59,800
Debt forgiveness	-	-	45,200	-	-	45,200
Net income	-	-	-	-	19,041	19,041
Balance - March 31, 2018	12,270,814	$12,271	$841,244	$-	$(544,186)	$309,329

Common stock issued	1,481,061	1,481	73,519	-	-	75,000
Recapitalization	1,175,724	1,176	(77,450)	(8,750)	-	(85,024)
Common stock issued for services	75,000	75	149,925	-	-	150,000
Net income	-	-	-	-	51,834	51,834
Balance - June 30, 2018	15,002,599	$15,003	$987,238	$(8,750)	$(492,352)	$501,139

Common stock issued for consulting services	11,718	11	24,989	-	-	25,000
Capital contribution	-	-	30,000	-	-	30,000
Cash received	-	-	-	7,500	-	7,500
Net income	-	-	-	-	(503,595)	(503,595)
Balance - September 30, 2018	15,014,317	$15,014	$1,042,227	$(1,250)	$(995,947)	$60,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019		2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,026,990)		$(432,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-		175,000
Depreciation and amortization	26,473		21,724
Amortization of debt discount	1,273,768		13,447
Change in fair value of derivative liabilities	2,801,706		448,471
Gain on settlement of debt	-		(2,342)
Changes in operating assets and liabilities:
Accounts receivable	440,471		(1,034,578)
Accounts receivable - related party	-		-
Other current assets	4,086		132,576
Accounts payable	(827,381)		264,562
Other current liabilities	(22,332)		186,798
Deferred tax asset	(852)		-
Net cash used in operating activities	(1,331,051)		(227,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	239,516		-
Purchase of fixed assets	-		(426)
Payment of loan receivable - related party	(24,500)		-
Collection from loan receivable - related party	-		-
Net cash provided by (used in) investing activities	215,016		(426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(82)		-
Proceeds from loans payable	446,824		535,071
Repayments of loans payable	(534,651)		(554,682)
Proceeds from loans payable - related parties	46,438		1,600
Repayment of loans payable - related parties	(38,400)		(850)
Contribution	10,000		164,800
Due to related parties	-		(3,400)
Subscription receivable	-		7,500
Proceeds from convertible notes	2,058,250		72,250
Repayment of convertible notes	(660,401)		-
Net cash provided by financing activities	1,327,978		222,289

Effect of exchange rate changes on cash	(6,239)		-

Net change in cash and cash equivalents	205,704		(5,199)
Cash and cash equivalents, beginning of period	4,570		23,266
Cash and cash equivalents, end of period	$210,274		$18,067

Supplemental cash flow information
Cash paid for interest	$530,572		$249,883
Cash paid for taxes	$-		$-

Non-cash transactions:
Derivative liabilities recognized as debt discount	$1,005,350		$72,250
Related party debt forgiveness	$-		$45,200
Common stock issued in conjunction with convertible notes	$817,900		$-
Common stock issued for conversion of debt	$5,000		$-
Resolution of derivative liabilities	$181,326		$-
Debt forgiveness	$406,080	$

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

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

On April 1, 2019, the Company entered into a Company Purchase Agreement (the “Purchase Agreement”) by and between the Company and the Ralf Kohler (the “Seller”), which agreement provides for the purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”) (www.swisslink-carrier.com), a Swiss corporation, by the Company.

The consideration for the acquisition consists of $500,000 USD, payable as follows:

•$50,000 USD shall be paid in cash upon execution of the Purchase Agreement; and

•The balance of $450,000 USD shall be paid at Closing in the form of 187,500 shares of common stock in the Company based upon an agreed upon price of $2.40 per share. Additional shares may be payable at Closing, if the Company’s stock is valued at less than $2.40 per share, to account for the full $450,000 USD.

On August 7, 2019, having completed all conditions under the Purchase Agreement, the Company closed the transaction with Seller, and paid $50,000 and issued a total of 343,512 shares of common stock at $1.31 per share to the Seller for the 51% equity interest and certain assets in SwissLink, including 51% of the loan in SwissLink.

The payment for the acquisition of SwissLink Carrier AG, was agreed to be done with $50,000 in cash and the balance of $450,000 in common shares of iQSTEL with an initial price per share of $2.40; giving us a number of 187,500 shares ($450,000 / 2.40 $ per shares = 187,500 shares) to be issue; but the purchase agreement included a clause to adjust the number of shares to be ultimately issued if the price of the shares was less than $2.40 at the closing date. Since at the closing date the price of the shares was $1.31 the total shares to be issued to the Seller should be 343,512, and this was the total shares finally issue to the Seller.

SwissLink Carrier AG is a provider of international telephone traffic around the globe, which trades international VoIP (voice over IP) telephone minutes through its Software Management platform named VAMP.

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

In the opinion of the company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the company as of September 30, 2019 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 10, 2019.

Consolidation Policy

For September 30, 2019, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Etelix.com USA, LLC and SwissLink Carrier AG. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to June 25, 2018, the financial statements presented are those of Etelix.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Business Combinations

In accordance with ASC 805-10, “Business Combinations”, the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed, and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2019 the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The Company’s and Etelix’s functional currency and reporting currency is the U.S. dollar, SwissLink’s functional currency is the Swiss Franc (“CHF”).

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•Assets and liabilities at the rate of exchange in effect at the balance sheet date

•Equities at historical rate

•Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	September 30,		December 31,
	2019		2018

Spot CHF: USD exchange rate	$1.0023	$	N/A
Average CHF: USD exchange rate	$1.0152	$	N/A

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of tangible and intangible assets

Tangible and intangible assets (excluding goodwill) are assessed at each reporting date for indications that an asset may be impaired. If any such indication exists, or when annual impairment testing for an asset is required, the Company makes an estimate of the asset's recoverable amount. The asset's recoverable amount is the higher of an asset's or cash-generating unit's fair value less costs of disposal and its value in use and is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or groups of assets. Where the carrying amount of an asset or a group of assets exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset or the group of assets.

An assessment is made at each reporting date as to whether there is any indication that previously recognized impairment losses may no longer exist or may have decreased. If such indication exists, the recoverable amount is estimated. A previously recognized impairment loss is reversed only if there has been a change in the estimates used to determine the asset's recoverable amount since the last impairment loss was recognized. If that is the case the carrying amount of the asset is increased to its recoverable amount. That increased amount cannot exceed the carrying amount that would have been determined, net of depreciation, had no impairment loss been recognized for the asset in prior years. Such reversal is recognized in profit or loss. After such a reversal the depreciation charge is adjusted in future periods to allocate the asset's revised carrying amount, less any residual value, on a systematic basis over its remaining useful life.

Goodwill

We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

Retirement Benefit Costs

Payments to defined contribution retirement benefit schemes are charged as an expense as they fall due. Payments made to state-managed retirement benefit schemes are dealt with as payments to defined contribution schemes where the Company’s obligations under the schemes are equivalent to those arising in a defined contribution retirement benefit scheme.

For defined benefit schemes, the cost of providing benefits is determined using the Projected Unit Credit Method, with actuarial valuations being carried out at each balance sheet date. Actuarial gains and losses are recognized in full in the period in which they occur. They are recognized outside the income statement and are presented in other comprehensive income. Past service cost is recognized immediately in the income statement in the period in which it occurs.

The retirement benefit obligation recognized in the balance sheet represents the present value of the defined obligation as adjusted for unrecognized past service cost, and as reduced by the fair value of the scheme assets. Any asset resulting from this calculation is limited to past service cost, plus the present value of available refunds and reductions in future contributions to the scheme.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

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

During the nine months ended September 30, 2019 and 2018, six customers represented 79% of our revenues and four customers represented 64% of our revenues, respectively.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, as of September 30, 2019, the Company had an accumulated deficit of $7,710,046, and a net loss of $5,026,990 and a net cash used in operating activities of $1,331,051 for the nine months ended September 30, 2019. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 3 - GOING CONCERN (CONTINUED)

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

NOTE 4 - ACQUISTION

On April 1, 2019, iQSTEL Inc. (the “Company”) entered into a Company Purchase Agreement (the “Purchase Agreement”) by and between the Company and the Ralf Kohler (the “Seller”), which agreement provides for the purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”) (www.swisslink-carrier.com), a Swiss corporation, by the Company for a consideration of $500,000.

On August 7, 2019, having completed all conditions under the Purchase Agreement, the Company closed the transaction with Seller, and paid $50,000 and issued a total of 343,512 shares of common stock at $1.31 per share to the Seller for the 51% equity interest and certain assets in SwissLink, including 51% of the loan in SwissLink.

The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

August 7,
Fair Value of Consideration:	2019
Cash	$50,000
343,512 shares of common stock at $1.31 per share	450,000
Total Purchase Price	$500,000

Swisslink has been included in our consolidated results of operations since their respective acquisition dates.

The following table summarizes the identifiable assets and liabilities assumed upon acquisition of SwissLink and the calculation of goodwill:

Total purchase price	$500,000
Cash	289,516
Accounts receivable, net	1,462,786
Other current assets	101,629
Deferred tax assets	418,932
Property and equipment, net	12,070
Total identifiable assets	2,284,933
Accounts payable	(1,479,949)
Other current liabilities	(84,591)
Long term loans	(156,441)
Long term loans – related party	(2,199,907)
Employee benefits	(238,476)
Total liabilities assumed	(4,159,364)
Net assets	(1,874,431)
Non-controlling interest	918,471
Total net assets	(955,960)
Goodwill	$1,455,960

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
Advance payment to suppliers	$6,600	$11,310
Other receivable	95,685	500
Prepaid expenses	9,807	5,093
Tax receivable	600	600
	$112,692	$17,503

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
Telecommunication equipment	$248,046	$245,686
Telecommunication software	404,391	400,903
Other equipment	8,242	-
Total fixed assets	660,679	646,589
Accumulated depreciation and amortization	(390,288)	(361,482)
Total Fixed assets	$270,391	$285,107

Depreciation expense for the nine months ended September 30, 2019 and 2018 amounted to $26,473 and $21,724, respectively.

NOTE 7 –LOANS PAYABLE

Loans payable at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,		Interest
	2019	2018	Term	rate
Complete Business Solutions_3	$-	$80,994	Note was issued on April 13, 2018 and due on March 9, 2019	33.3%
Green Capital Funding_2	-	89	Note was issued on October 1, 2018 and due on February 27, 2019	31.5%
Unique Funding Solutions_2	2,000	9,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
Green Note Capital Partner	-	18,278	Note was issued on October 22, 2018 and due on February 22, 2019	28.6%
Queen Funding LLC	-	17,083	Note was issued on November 29, 2018 and due on March 13, 2019	31.5%
Green Capital Funding_3	-	69,113	Note was issued on December 20, 2018 and due on May 15, 2019	31.5%
Complete Business Solutions_6	80,000	-	Note was issued on September 6, 2019 and due on December 18, 2019	16.0%
Martus	95,329	-	Note is due on January 3, 2022	5.0%
Swissphone Wireless AG	15,035	-	Note is due on demand	none
Swisspeers AG	84,100	-	Note is due on October 4, 2022	7.0%
Total	276,464	194,557
Less: Current portion of loans payable	97,035	194,557
Long-term loans payable	$179,429	$-

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 7 –LOANS PAYABLE (CONTINUED)

During the nine months ended September 30, 2019 and 2018, the Company borrowed $446,824, and $535,071, which includes original issue discount and financing cost of $17,953 and $0, respectively, and repaid the principal amount of $534,651 and $554,682 and interest expense of $154,507 and $262,724, respectively.

During the nine months ended September 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $17,953 and $0, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
Accrued liabilities	$200,300	$361,779
Credit card	4,964	14,647
Accrued interest	68,449	4,905
Salary payable - management	165,231	55,431
Employee benefit	43,576	-
Other current liabilities	98,893	-
	$581,413	$436,762

As of September 30, 2019, other liability consists of long-term employee benefit of $147,890.

NOTE 9 - CONVERTIBLE LOANS

At September 30, 2019 and December 31, 2018, convertible loans consisted of the following:

	September 30,	December 31,
	2019	2018
Promissory notes – Issued in fiscal year 2018, with variable conversion features	$-	$221,901
Promissory notes – Issued in fiscal year 2019, with variable conversion features	1,850,750	-
Total convertible notes payable	1,850,750	221,901
Less: Unamortized debt discount	(962,129)	(158,696)
Total convertible notes	888,621	63,205

Less: current portion of convertible notes	882,216	63,205
Long-term convertible notes	$6,405	$-

During the nine months ended September 30, 2019 and 2018, the Company recognized amortization of discount, included in interest expense, of $1,255,815 and $13,447, respectively.

During the nine months ended September 30, 2019 and 2018, the Company repaid notes of $660,401 and $0 and accrued interest including the prepayment penalty of $295,00 and $0, respectively.

Conversion

During the nine months ended September 30, 2019, the Company converted notes with principal amounts of $5,000 into 76,335 shares of common stock. The corresponding derivative liability at the date of conversion of $181,326 was settled through additional paid in capital.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 9 - CONVERTIBLE LOANS

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

Promissory Notes - Issued in fiscal year 2019

During the nine months ended September 30, 2019, the Company issued a total of $2,294,250 in notes with the following terms:

•Terms ranging from 6 months to 3 years.

•Annual interest rates ranging from of 8% to 12%.

•Convertible at the option of the holders at issuance or 180 days from issuance.

•Conversion prices are typically based on the discounted (39% or 50% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

The convertible notes were also provided with a total of 661,216 common shares and warrant to purchase up to 92,000 shares of common stock at exercise price of $2.5 per share for 3 years.

Certain notes allow the Company to redeem the notes at rates ranging from 110% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include original issue discount and financing costs totaling $236,000 and the Company received cash of $2,058,250.

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

The Company valued the conversion features of convertible notes and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrant that became convertible for the nine months ended September 30, 2019 amounted to $4,067,649. $1,005,350 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $3,062,299 was recognized as a “day 1” derivative loss.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 9 - CONVERTIBLE LOANS (CONTINUED)

Warrants

A summary of activity during the nine months ended September 30, 2019 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2018	-	$-
Granted	92,000	2.50
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2019	92,000	$2.50

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2019:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
92,000	3.40	$2.50	92,000	$2.50

NOTE 10 - DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year Ended
	September 30, 2019	December 31, 2018
Expected term	0.15 - 5.00 years	0.37 - 1.00 years
Expected average volatility	4% - 491%	405% - 528%
Expected dividend yield	-	-
Risk-free interest rate	1.55% - 2.57%	2.24 - 2.71%

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 10 - DERIVATIVE LIABILITIES (CONTINUED)

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2018	$1,790,067

Addition of new derivatives recognized as debt discounts	1,005,350
Addition of new derivatives recognized as loss on derivatives	3,062,299
Settled on issuance of common stock	(181,326)
Gain on change in fair value of the derivative	(260,593)
Balance - September 30, 2019	$5,415,797

The aggregate loss on derivatives during the nine months ended September 30, 2019 and 2018 was as follows;

	Nine Months Ended
	September 30,
	2019	2018
Addition of new derivatives recognized as loss on derivatives	$3,062,299	$516,568
Gain on change in fair value of the derivative	(260,593)	(68,097)
	$2,801,706	$448,471

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share.

During the nine months ended September 30, 2019, the Company issued 1,081,063 shares of common stock as follows;

•661,216 shares in conjunction with convertible notes.

•76,335 shares for conversion of debt of $5,000 (see Note 9)

•343,512 shares for acquisition of SwissLink

As of September 30, 2019 and December 31, 2018, 16,103,713 and 15,022,650 shares of common stock were issued and outstanding, respectively.

During the nine months ended September 30, 2019, $10,000 was contributed to the Company and a shareholder loan of $406,080 was forgiven and the Company recorded them as additional paid in capital.

NOTE 12 - RELATED PARTY TRANSACTIONS

Loans payable – related parties

	September 30,	December 31,		Interest
	2019	2018	Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and due on June 11, 2019	16.5%
Alvaro Quintana	10,587	10,587	Note was issue on September 30, 2016 and due on September 29, 2019	0%
49% of Shareholder of SwissLink	1,540,612	-	Note is due on demand	0%
49% of Shareholder of SwissLink	200,460	-	Note is due on demand	5%
Total	1,831,859	90,787
Less: Current portion of loans payable	1,831,859	90,787
Long-term loans payable	$-	$-

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the nine months ended September 30, 2019, the Company repaid interest expense of $9,900.

Due from related parties

During the nine months ended September 30, 2019, the Company loaned $24,500 to a related party. As of September 30, 2019 and December 31, 2018, the Company had due from related parties of $285,920 and $258,020, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the nine months ended September 30, 2019, the Company borrowed $46,438 from CEO of the Company and repaid $38,400. As of September 30, 2019 and December 31, 2018, the Company had due to related parties of $34,631 and $23,193, respectively. The loans are unsecured, non-interest bearing and due on demand.

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

During the nine months ended September 30, 2019 and 2018, the Company recorded management fees of $226,000 and $34,500 and paid $116,200 and $4,500, respectively. As at September 30, 2019 and December 31, 2018, the Company accrued management salaries of $165,231 and $55,431, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Rent

The Company leases office space at $1,200 per month with one-year term, starting July 1, 2018 and ending June 30, 2019. For the nine months ended September 30, 2019 and 2018, the Company incurred $10,800 and $6,158, respectively.

The Company leases facilities which the term is 12 months. For the nine months ended September 30, 2019 and 2018, the Company incurred $17,600 and $0, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2019

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to September 30, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

On November 12, 2019 Company received the qualification of its Tier 2 Offering Statement for the sale of 4,000,000 common stocks, which will be sold at a fixed price, which will be within a range of $3 to $1 per share, established at qualification for the duration of the offering pursuant to Rule 253(b).

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

Overview

We are a technology company offering a wide array of services to the telecommunications and internet industry. We currently offer, through our wholly owned subsidiaries, Etelix.com USA LLC and SwissLink Carrier AG, international long-distance voice services for telecommunications operators (ILD Wholesale), and submarine fiber optic network capacity for Internet (4G and 5G).

Etelix.com USA LLC is based in the city of Miami, Florida; founded in 2008 and holder of an International Telecommunications Carrier 214-license issued by the Federal Telecommunications Commission (FCC).

Swisslink Carrier AG is a Swiss Telecom Operator offering International Long Distance voice services for telecom companies such as PSTNs, Mobile Operators, MVNOs and Long Distance Operators, focused in the European traffic.

In addition to pursuing the growth and development of the business of our subsidiaries, we plan to expand our services to the retail market offering international long-distance voice communications to corporate, small business and individuals (ILD retail), supported in part on our current infrastructure.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2019 was $4,172,547, compared with $3,794,359 for the three months ended September 30, 2018. Our total revenue reported for the nine months ended September 30, 2019 was $12,589,109, compared with $9,675,194 for the nine months ended September 30, 2018.

These numbers reflect an increase of 130.12% month over month primarily from the continuity of our commercial strategy put in place since the beginning of year 2018.

If net revenues continue growing at a similar rates for the next three months, we believe that the company will reach a total revenue of approximately $17 million by December 31, 2019.

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2019 increased to $3,929,137, compared with $3,531,877 for the three months ended September 30, 2018. Our total cost of revenues for the nine months ended September 30, 2019 increased to $12,001,850, compared with $8,722,576 for the nine months ended September 30, 2018.

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

Operating Expenses

Operating expenses increased to $492,782 for the three months ended September 30, 2019 from $195,884 for the three months ended September 30, 2018. Operating expenses increased to $1,024,842 for the nine months ended September 30, 2019 from $654,609 for the nine months ended September 30, 2018. The detail by major category for the nine month ended September 30, 2019 and 2018 is reflected in the table below.

	Nine Months Ended September 30
	2019	2018
Salaries, Wages and Benefits	$393,966	$148,889
Technology	138,326	136,455
Professional Fees	328,604	261,152
Legal & Regulatory	-	25
Trade Insurance	-	14,415
Travel & Events	12,884	14,937
Bank Charges and Fees	15,035	23,565
Public Cost	27,521	-
Advertising	50,000	-
Depreciation and Amortization	26,473	21,724
Office, Facility and Other	32,033	33,447

Sub Total	1,024,842	654,609

Stock-based compensation	-	-
Lawsuit settlement	-	-

Total Operating Expense	$1,024,842	$654,609

The main reasons for the overall increase in operating expenses in 2019 were: (1) the Salaries, Wages and Benefits of $245,077; (2) Public cost of $27,521; (3) Professional Fees of $67,452 and (4) Advertising and Promotion of $50,000.

The increment in Salaries, Wages and Benefits is the result of the adjustment done in the employment agreements of Leandro Iglesias, Alvaro Quintana and Juan Carlos Lopez starting on May 2, 2019. Year salaries were adjusted to Leandro Iglesias and Juan Carlos Lopez from $54,000 to $168,000 and $120,000 respectively; and to Alvaro Quintana from $30,000 to $144,000.

Professional fess correspond to audit, accounting, legal and technology professional services as detailed below.

	Nine Months Ended September 30
	2019	2018
Professional Fees
Audit & Accounting	$65,438	$40,903
Legal and Consulting	201.762	151,400
Technology services	61,404	68,849
Total	$328,604	$261,152

Legal and Consulting expenses for the nine months period ended September 30, 2019 includes all legal services related to the process of the acquisition of SwissLink Carrier AG of . This includes a complete due diligence of the acquired party and the preparation of all transaction documents and public filings.

Item Public Cost corresponds to all expenses and fees related to the EDGAR agent for all filings; Transfer Agent and Dynamic Web Content Services related to our stock made available in our Web site.

Item Advertising corresponds to the third-party consultancy that will be responsible for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand’s image. This consultancy is planned to begin once the Offering Statement be qualified by the Securities and Exchange Commission.

All other items were stable from one year to the other, which allows us to affirm that the cost structure of the company is under control and supervision.

Operating Income

The Company showed negative Operating Income for the three months ended September 30, 2019 of $249,372 compared with a positive result of $66,598 for the three months ended September 30, 2018. The Company showed negative Operating Income for the nine months ended September 30, 2019 of $437,583 compared with a positive result of $298,009 for the nine months ended September 30, 2018.

The increase of the numbers for the nine month period above is primarily due to the costs associated to the operation of the public entity (iQSTEL, Inc.) estimated in the amount of $577,269. When we look at the results of our operating entities Etelix.com USA, LLC and SwissLink Carrier AG, the Operating Income for the nine months ended September 30, 2019 is $139,686.

It is important to remark that iQSTEL is in its first year of operations since the acquisition of Etelix.com USA, LLC; and during this period the company has incurred in high costs related to its reorganization, the preparation of the offering statement and due diligence activities related to the execution of the merge and acquisitions strategy.

Other Expenses/Other Income

We had other expenses of $3,268,651 for the three months ended September 30, 2019, as compared with other expenses of $570,193 for the same period ended 2018. We had other expenses of $4,590,259 for the nine months ended September 30, 2019, as compared with other expenses of $730,729 for the same period ended 2018. The increase in other expenses is a result of the change in fair value of derivative liabilities of $2,353,235,671, and the increase of interest expenses to $1,785,629 for the nine months ended September 30, 2019 compared to $277,324 for the same period ended 2018.

Net Loss

We finished the three months ended September 30, 2019 with a loss of $3,532,839, as compared to a loss of $503,595 during the three months ended September 30, 2018. We finished the nine months ended September 30, 2019 with a loss of $5,042,658, as compared to loss of $432,720 during the nine months ended September 30, 2018.

The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) a loss in the change in fair value of derivative liabilities of $2,353,235; (2) an increment in interest expenses of $1,508,305 year over year and (3) the Operating Expenses of the public entity of $577,269.

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of $3,425,780 and current liabilities of $10,855,360, resulting in a working capital deficit of $7,429,580. This compares with the working capital deficit of $1,882,754 at December 31, 2018. This increase in working capital deficit, as discussed in more detail below, is primarily the result of the increment in the derivative liabilities.

Our operating activities used $1,331,051 in the nine months ended September 30, 2019 as compared with $227,062 used in operating activities in the nine months ended September 30, 2018.

Investing activities provided $215,016 in the nine months ended September 30, 2019 compared with and use of fundos of $426 in the nine months ended September 30, 2018.

Financing activities provided $1,327,978 in the nine months ended September 30, 2019 compared with $222,289 provided in the nine months ended September 30, 2018. Our positive financing cash flow in 2019 was largely the result of the proceeds from loans, capital contributions and proceeds from convertible notes.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2019.

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

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended September 30, 2019, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 18, 2019 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer