Form 10-K
period 2019-12-31
iQSTEL Inc
filed 2020-04-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes [   ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[X]	Non-accelerated filer	[X]	Smaller reporting company
		[ ]	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $1,258,137.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 44,589,590 common shares as of March 31, 2020.

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

Item 1. Business

Company Description

iQSTEL Inc. (the “Company”) (OTC Pink: IQST) is a leading-edge 21st Century Enhanced Telecommunications Service Provider offering a wide range of cloud-based enhanced services to the Tier-1 and Tier-2 carriers, enterprise market, as well as the retail market. iQSTEL offers international and domestic VoIP services, SMS exchange for A2P and P2P, Internet of Things (IoT) applications, 4G & 5G international infrastructure connectivity, as well as blockchain-based payment and phone number mobility platforms to international and domestic Tier-1 carrier for VoIP, SMS, and Data.

The company operates three websites: www.iQSTEL,com, www.etelix.com and www.SwissLink-Carrier.com. The information contained on our websites is not incorporated by reference into this Annual Report, and such information should not be considered to be part of this Annual Report.

History

iQSTEL, formerly known as PureSnax International, Inc., was incorporated under the laws of the State of Nevada on June 24, 2011. PureSnax was previously a wellness brand focused on bringing healthy snacks and foods to consumers. On March 8, 2017, PureSnax exited a previous License Agreement with a Canadian snack food Licensor. From March of 2017 until its recent acquisition of Etelix.com USA, LLC, PureSnax was working to develop its own brand and its own products for manufacture, distribution, sales and marketing of various products within the health foods and snacks industry and to pursue related business opportunities. PureSnax acquired Etelix.com USA, LLC on June 25, 2018, as disclosed in the 8-K the company filed on June 28, 2018 with the Securities and Exchange Commission. The company left the healthy snacks and foods business to focus on the Telecommunications Business.

In August 30, 2018, PureSnax changed its name to “iQSTEL Inc.” and received a new CUSIP number: 46265G107, as well as a new trading symbol “IQST” in order to better resemble its new name. iQSTEL also changed the Standard Industrial Classification (SIC Code) to 4813, Telephone Communications, Except Radiotelephone.

iQSTEL Business Plan

In addition to pursuing the growth and development of the business of our subsidiaries, we plan to expand our services to the retail market offering international long-distance voice communications to corporate, small business and individuals (ILD retail), supported in part on our current infrastructure.

We are also exploring opportunities in new business areas and markets to be developed in several stages. In stage one: Short Message Service (SMS) for Applications to Person (A2P) and Person to Person (P2P), 5G international fiber-optic infrastructure, Internet of Things (IoT) solutions and Blockchain-based platforms as Settlement & Payment Marketplace Platform and Mobile App Number Portability. In stage two, we will explore satellite communications, mobile services under the figure of a Mobile Virtual Network Operator (MVNO), and Data Centers. In any case, we expect that these new ventures will be developed either through mergers or acquisitions, or through strategic partnerships.

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

Etelix as International Long-Distance voice services (ILD Wholesale) Operator:

Etelix provides International Long-Distance voice termination in the ILD Wholesale market through over 200 interconnections with telecommunication carriers, PSTNs, PTTs, Mobile Operators, Mobile Virtual Network Operators (MVNOs), Long Distance Operators and Long Distance Wholesale Carriers. Etelix supplies international connectivity and international call transit among all countries of the world.

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

Big Carriers: here are companies like TATA, iBasis, IDT, BTS, BICS (Belgacom). These are companies with global operations. Their only focus is on the wholesale industry and have no retail business at all or the offer on the retail segment is very limited. These companies have been expanding their commercial offerings including solutions for international roaming, international peering and SMS hubbing. They continue competing in the carrier business, but year after year, the contribution of the carrier business to their revenues diminishes; prioritizing the new business areas.

Medium and Small Carriers: this is the segment where Etelix is. This is the segment where we find the most amount of companies. The majority of these companies have a limited offerings in terms of routes and capacity. Most of them work in two or three geographical markets (America and Asia, Africa and Asia or Europe and America), but not all of them offer global coverage. In this segment we can find companies, like us, with a business strategy focused on becoming carriers with a real global offering, with termination capacity in all countries and commercial presence in every geographical market (America, Europe, Asia, Middle East and Africa).

Etelix is very well positioned to compete in the Medium and Small Carriers market segment. The Company is fully interconnected with dozens of Operators that have commercial presence in more than one geographical market, thus allowing Etelix to offer a truly international and global voice service. Etelix business strategy is benchmarked against the Top 10 Big Carries in order to allow Etelix to grow into this top 10 carriers in next few years.

Etelix ILD Wholesale Business Plan

Etelix’s current market share is less than 0.1%; consequently, Etelix has space to grow to several times its current size. With a methodical execution of its business plan and an adequate level of capitalization, the company believes that Etelix can maintain a steady growth rate (>30% year over year) well beyond 2020.

Etelix has outlined a business plan based on the following lines of actions:

•Strengthen the commercial position in Latin America where the company has developed deep commercial and personal relationships since its inception. Latin America, including the Caribbean region, concentrates 28% of the termination traffic in the industry. For that reason, the company plans to continue working on keeping a strong presence in the region.

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

Operational and Commercial Highlights from January 2019 to December 2019

Telecom companies, as companies called to lead the current process of digital transformation, are going through a period of moderate growth in which we prepare ourselves to meet the needs associated with the accelerated emergence of the different technological innovations that are modifying our way of living, work and relate to society.

The emergence of technologies such as 5G, the Internet of Things (IoT), advances in artificial intelligence and blockchain, among others, are the main protagonists, and our responsibility as telecom companies is to prepare ourselves by adjusting our own organizations operationally and strategically to attend to the new needs of our clients and mitigate the risk of a scenario that is continually changing and evolving.

Also, the emergence of over-the-top service providers (OTT) such as Skype, Facebook, WhatsApp, among others, redefined communication standards, expanding the variety and quality of the services offered, the relationship of the telecom companies with their customers, and of course, the market price structures with their free applications.

At iQSTEL, aware of the accelerated changes that the industry imposes on us, we are constantly at work to rethink our processes and how we should adjust operationally and commercially to respond appropriately to new market needs, managing our costs to maintain our levels of competitiveness and profitability, simplifying the organizational structure, improving management processes with more technology and reinventing our sales and customer service models. On that regards we want to highlight the following relevant aspects for 2019.

i. Evolution in management processes:

The implementation of HostSBC platform, a state-of-the-art tool for managing the wholesale voice business, was successfully completed, integrating all technical, commercial, accounting and financial processes 100%. With this tool, not only it is possible to improve the quality of our services to customers, the integration of all internal processes and the activities of monitoring and control and follow-up on management, but it also evolves in the commercial offerings to customers developing new products and bids more focused on the specific needs of each customer.

With the completion of this activity, in which the organization was immersed for more than nine months during year 2019, is allowing savings that will translate for 2020 into lower operating costs of approximately $ 80,000/year.

ii. Operational and Commercial Reorganization:

As a direct consequence of the implementation of HostSBC platform, on one side, and the implementation of processes to integrate management with the recently acquired subsidiary Swisslink to generate synergies in operational and commercial processes, on the other side, internal adjustments were also implemented in the organizational structure, which in addition to resulting in a slight reduction in personnel costs, allow the company to be more efficient and productive. These reorganization processes were mainly impacting in:

a) The reorganization of the Network Management Center, where processes were optimized in order to offer a better customer service experience, and also their size was adjusted to improve the costs always guaranteeing the provision of an optimal 24/7 service. By 2020, we are working to consolidate a single Network Management operation with Swisslink, which will undoubtedly generate a significant synergy.

b) The purification of the client portfolio by removing several dozen of carriers that did not add value to the company and increasing business with those companies that are strategic for the interests of the organization.

c) The adjustment of all the processes of the sales force, the technical-commercial support team, and the billing team, to reduce the problems of communication caused by diversity of the time zones where our clients are located. In this process of organizational adjustments, the professional growth of the company's own resources were prioritized above all, attending to an expectation of internal loyalty of our employees and the general development of our people.

iii. New customer and products and innovations in the way of doing business:

a) Establishment of automatic bids with differentiation in the quality and price of the service, which allows us to offer products tailored to the specific requirements of each customer.

b) Development of long distance voice products for carriers with origin and interest in services of the European voice market, all supported by the technological infrastructure available in SwissLink.

c) Expansion of the international offerings of voice for companies specialized in the provision of call center services supported by the flexibility and processing capacity of Host SBC platform.

d) The incorporation to our Sales Team of an Account Manager based in India with whom we now serve faster and in a more personalized way the major global telecommunications operators based in Asia, such as Airtel, Reliance, Vodafone India, China Telecom, Quickcom, Tata, among others. Additionally, this new team member has developed new commercial relationships with more than a dozen of new boutique-type medium-sized Asian operators.

New Business Areas

iQSTEL plans to take advantage of the experience Etelix and SwissLink has in the Telecommunications business specifically to develop new business areas and opportunities.

SMS Exchange and A2P SMS

According to Research and Markets, and Ireland based research company, the Global A2P SMS Market is expected to grow at a CAGR of 4.1% during the forecast period 2018 – 2025, to account for US$ 60.55 billion in 2025. This market has experienced significant growth and adoption rate in the past few years and is expected to experience notable growth and adoption in years to come, with 1.176 billion A2P SMS sent in year 2016 and 1.243 billion messages projected for year 2020. The ubiquitous nature of SMS ensuring maximum reach out to customers has prompted marketers to switch to this communication channel. The steady inclination towards using SMS for marketing and other allied activities has been very effective and consequently been adopted by various industry verticals. Apart from that, SMS has also been adopted for security authentication purposes proving to be of high worth to BFSI vertical. Banks and financial institutions, as well as Facebook, Google, Microsoft, Netflix among thousands of other use SMS for security authentication purposes.

Blockchain

The 2 main projects that the Company is developing are: (1) a blockchain-based mobile phone portability solution and (2) a carrier exchange payment platform.

The Company had a Minimum Viable Product (MVP) or Pre-Beta Product based on a private Blockchain with smart contracts for the administration of the telephony numbering plans for number portability and presubscription. The product currently has 5 blockchain nodes with fully developed working solution for wholesale carriers, running 24/7 thanks to a robot simulating customer behaviors. The final product will be a blockchain-based platform to allow every cell users around the word to move their phone numbers from carrier to carrier with 3 clicks from an online mobile application. This will revolutionize the ability for a user to switch carriers since they will be able to do it from home, online, thus avoiding a physical trip to a retail distributor or waiting for a new SIM card to be shipped.

The carrier exchange and payment platform would allow for carriers to exchange SMS, VoIP and data traffic on a blockchain market place that would validate all transactions and allow for daily payments. In today’s current carrier market, all calls are tracked and verified real-time. However, due to limitations in billing systems, admin verification and payment processing, all payments are actually finalized in with typical payment time frames of 35-40 days. This same platform could quickly be upgraded to include SMS traffic and eventually data as well.

Acquisitions and Joint Ventures

SwissLink Carrier AG

On April 1, 2019, we entered into a Company Purchase Agreement (the “Purchase Agreement”) by and between our company and Ralf Kohler (the “Seller”), which agreement provides for the purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”) (www.swisslink-carrier.com), a Swiss corporation, by our company.

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

QGLOBAL SMS, LLC

On February 12, 2020, we entered into a Memorandum of Understanding and Shareholders Agreement with Jesus Vega and our officer and director, Leandro Iglesias. The agreement concerns the formation of a joint venture named QGLOBAL SMS, LLC for the development of the wholesale SMS business.

Under the agreement, Mr. Vega will contribute to the joint venture by developing the international SMS business in the areas of wholesale and retail (person to person (PSP) and application to person (A2P)) as well as the sale of such services internationally. Mr. Vega will also contribute the entire volume of sales in the SMS business that he has in a company that he owns. He will assign all contracts with suppliers and customers, the lease contract for the Interconnection platform, as well as the personnel currently working in the aforementioned company. His current business has a monthly sales volume as of the end of January 2020 of $50,000.

Once QGLOBAL SMS, LLC reaches monthly sales of $50,000 for three consecutive months, provided the percentage of gross monthly margin is maintained above 12%, we are committed to invest $50,000 to prepay SMS providers, and an additional $200,000 to be used to pay SMS providers based on the amount of sales reached. We have also agreed to transfer the interconnection agreements for SMS signed by our subsidiary, Etelix.com USA, LLC, within 30 days of execution of the joint venture.

Mr. Iglesias has agreed to transfer to us his 50% interest in the already formed QGLOBAL SMS, LLC. Mr. Vega will transfer 1% of his interest for a total of 51% to us and 49% to Mr. Vega. QGLOBAL SMS, LLC will have 4 board members, which will include Mr. Iglesias, Italo Segnini, Mr. Vega and our CFO, Alvaro Quintana.

Mr. Vega will be entitled to a salary of $3,500 per month and bonuses as set forth in the agreement to be paid in shares of our common stock at a value of $1.30 per share.

We have been granted an option to purchase Mr. Vega’s interest in the joint venture after 18 months.

ITSBCHAIN, LLC

On February 21, 2020, we entered into a Memorandum of Understanding and Shareholders Agreement (“MOU”) with Miguel Scavo and our officer and director, Leandro Iglesias. The agreement concerns the formation of a joint venture named ITSBCHAIN, LLC for the development of a telephone numbering plan administration for number portability and a wholesale carrier settlement and payment platform.

Under then MOU, Mr. Scavo will contribute to the joint venture by tendering his intellectual property and software developed for the telephone numbering plan administration for number portability in exchange for $80,000 in cash and $50,000 in our common stock (iQSTEL) valued at $1.30 per share. We also agreed to fund the joint venture with up to $500,000 within the first three years.

Mr. Iglesias has agreed to transfer to us his 50% interest in the already formed ITSBCHAIN, LLC. Mr. Scavo will transfer 25% of his interest for a total of 75% to us and 25% to Mr. Scavo. ITSBCHAIN, LLC will have 4 board members, which will include Mr. Iglesias, our CEO and director, Oscar Brito, our director, Mr. Scavo and Alvaro Quintana, our CFO and director.

The MOU calls for the management agreements to be drafted for the three officers of the joint venture: Mr. Iglesias as President and CEO, Mr. Quintana as CFO and Mr. Scavo as COO. Until the board of directors of ITSBCHAIN, LLC reaches such an agreement with respect to Mr. Scavo, he is entitled to a salary of $2,000 USD per month.

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

Employees

iQSTEL, including all subsidiaries, has 32 employees as of December 31, 2019.

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

We have limited cash as of December 31, 2019 of $270,503, and we have continually operated at a loss with an accumulated deficit of $8,125,257 as of December 31, 2019. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. The Company has been qualified for a public offering of 24,000,000 shares of our common stock under the Regulation A. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

Our telecommunications line of business is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs.

A reduction of our prices to compete with any other offers in the market will not always guarantee an increase in the traffic, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins. The continued growth of Over-The-Top calling and messaging services, such as WhatsApp, Skype and Viber has adversely affected the use of traditional phone communications. We expect this IP-based services which offer voice communications for free to continue to increase, which may result in increased substitution on our service offerings.

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

Our customers could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our eight largest customers (5% of our total customer base) collectively accounted for 70% of total consolidated revenues in fiscal year 2019. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Natural disasters, terrorist acts, acts of war, pandemics, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations.

Our inability to operate our telecommunications networks because of the events listed above, even for a limited period of time, may result in loss of revenue, significant expenses, which could have a material adverse effect on our results of operations and financial condition.

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

The extent to which the coronavirus ("COVID-19") outbreak impacts our business, results of operations and financial condition will depend on future developments, which cannot be predicted.

The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

Fiscal Year Ending December 31, 2019
Quarter Ended	High $	Low $
December 31, 2019	1.35	0.032
September 30, 2019	2.39	0.131
June 30, 2019	2.44	1.175
March 31, 2019	3.50	0.81

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	3.50	1.00
September 30, 2018	4.80	1.92
June 30, 2018	4.00	0.25
March 31, 2018	12.00	2.00

On March 31, 2020, the last sales price per share of our common stock was $0.0601.

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

Holders of Our Common Stock

As of March 31, 2020, we had 44,589,590 shares of our common stock issued and outstanding, held by approximately 47 shareholders of record at our transfer agent, with additional shareholders holding our shares in street name.

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

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

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

During the year ended December 31, 2019, we issued 2,985,941 shares valued at $1,341,410 as follow:

•661,216 shares in conjunction with convertible notes valued at $817,899.

•811,490 shares for cashless exercised warrant valued at $39,760.

•1,169,723 shares for conversion of debt of $33,750.

•343,512 shares for acquisition of SwissLink valued at $450,000.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2019 and 2018

Net Revenue

Our net revenue for the year ended December 31, 2019 was $18,031,548 as compared with $13,775,361 for the year ended December 31, 2018. These numbers reflect an increase of 30.89% year over year on our consolidated Revenues. When looking at the numbers by subsidiary, Etelix’s revenue was $16,322,718 and SwissLink contributed $1,708,830. The continued growth of our revenue year over year, during the last three years, is due to our focus on carrying traffic to higher revenue per minute destinations in Africa. We have to remember that one of our main strategic lines of actions in the last years has been to strengthen the business relationship with our customers in Europe and leverage from there our growth in the African market, with half of the traffic terminated in Africa originating from Europe.

There is still room to grow and we have enough capacity in our telecommunication infrastructure to accommodate more than twice the traffic we handle at the present time.

If net revenues continue growing at a similar rates for the next twelve months, we believe that the company will reach a total consolidated revenue of approximately $23 million by December 31, 2020.

Cost of Sales

Our total cost of sales for the year ended December 31, 2019 was $17,250,623 as compared with $12,582,955 for the year ended December 31, 2018. The increase results from a higher volume of minutes of African destinations, which rates are on average 9 times higher compared to the average rates of the rest of the World. This behavior in the costs shows a logical correlation with the behavior of the revenue commented above.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, decreased from $1,192,406 in 2018 to $780,925 in 2019. The Gross Margin over Revenues decreased from 8.66% to 4.33% from 2018 to 2019.

This lower gross margin is due to the inclusion of new destinations in our portfolio. To develop a new market and to be able to obtain from it the expected margins, it is necessary to advance along several stages. First, it is important to add some routes to the portfolio and capture a significant volume of traffic from the customers to those routes. Once a critical mass of traffic has been reached, the company is in a better position to negotiate with vendors the price conditions and payment terms. These are the two aspects that mainly determine the gross margins. Having captured the desired volume to those new destinations, now we can move to the second stage to negotiate with our vendors better terms and conditions that will impact in a positive way the gross margins in every carried minute.

With this in mind, we expect an increase in the gross margin for the next twelve months as a result of having better termination costs.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $1,449,624, as compared with $1,220,301 for the year ended December 31, 2018. The detail by major category is reflected in the table below.

	Years Ended December 31
	2019	2018

Salaries, Wages and Benefits	$657,790	$255,457
Technology	160,251	184,152
Professional Fees	403,943	379,995
Legal & Regulatory	34,287	15,744
Trade Insurance	-	15,129
Travel & Events	22,689	14,937
Allowance for doubtful accounts	-	313,414
Depreciation and Amortization	41,737	20,350
Advertising	61.346	-
Bank Services and Fees	21,687	8,442
Office, Facility and Other	45,894	12,681

Subtotal	1,449,624	1,220,301

Total Operating Expense	$1,449,624	$1,220,301

The main reasons for the overall increase in operating expenses in 2019 were: (1) the Salaries, Wages and Benefits as a result of the new employment agreements with the Management Team members valid from May 2019, where the aggregated monthly salaries varied from $11,500 to $36,000; (2) the Professional Fees comprised of legal, accounting and other consulting services includes in 2019 the costs associated to the due diligence and audit of SwissLink Carrier AG; (2) Items such as Depreciation and Amortization, Travel & Events, Bank Services and Fees and Office, Facilities and Others now include those related to SwissLink. In some of those items we are expecting to create synergies and reduce the overall costs.

The item Technology already reflects the savings resulting from the implementation of the new HostSBC switching platform.

No allowance for doubtful accounts were established due to additional controls already implemented within the commercial area and collection team.

Item Advertising corresponds to the third-party consultancy for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand image.

All other items were stable from one year to the other, which allows us to affirm that the cost structure of the company is under control and supervision.

Other Expenses

We had other expenses of $4,774,039 for the year ended December 31, 2019, as compared with other expenses of $2,076,266 for the year ended December 31, 2018. Our other expenses in 2019 were mainly related to changes in the fair value of derivative liabilities and interest expense. Fair value of derivative liabilities is connected to the convertible promissory notes issued by the company during years 2018 and 2019. It has been the intention of the company to redeem these convertible promissory notes before their due date, so the increase of interest expenses is due to the redemption of those convertible notes.

Net Loss

We finished the year ended December 31, 2018 with a loss of $5,442,738 as compared to a loss of $2,104,161 during the year ended December 31, 2018. The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) a loss in the change in fair value of derivative liabilities of $2,111,783; and (2) an increase in interest expenses of $2,193,811 year over year, from $460,185 in year 2018 to $2,653,996 in year 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had total current assets of $3,438,497, compared with current liabilities of $11,145,645, resulting in a working capital deficiency of $7,707,148 and a current ratio of approximately 0.31 to 1. This compares with the working capital deficiency of $1,882,754 and the current ratio of 0.54 to 1 at December 31, 2018. This decrease in working capital is primarily the result of accounting derivative liabilities for the amount of $4,744,134 and the increase in the current portion of Convertible notes.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2019 and 2018, as presented.

	2019	2018
Net cash used in operating activities	$(1,244,027)	$(356,551)
Net cash provided by (used) in investing activities	152,069	(426)
Net cash provided by financing activities	1,357,526	338,281

Net change in cash and cash equivalents	$265,568	$(18,696)

Our operating activities used $1,244,027 in the year ended December 31, 2019, as compared with $356,551 used in operating activities in the year ended December 31, 2018. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. The main use in cash from operating activities is reflected in variation of the Accounts Payable of $571,974 between the compared years; while the main source of cash in operating activities result from the Accounts Receivable for $522,360.

Investing activities provided $152,069 for the year ended December 31, 2019 due to the acquisition of subsidiary with the transaction of SwissLink Carrier AG of $239,516. Uses of funds on investing activities were the purchase of fix assets for value of $32,007 and net payment of loans between related parties of $55,440.

Financing activities provided $1,357,526 for the year ended December 31, 2019, as compared with $338,281 provided for the year ended December 31, 2018.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. The Company has received the qualification of an Offering Statement under Regulation A for the sale of up to 24,000,000 common stocks. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of assets and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Recently Issued Accounting Pronouncements

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheets as of December 31, 2019 and 2018;
F-3	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018;
F-4	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2019 and 2018;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and
F-6	Notes to Consolidated Financial Statements.

Boyle CPA, LLC
Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of iQSTEL Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iQSTEL Inc.(the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 3 to the consolidated financial statements, the Company’s working capital deficiency and lack of an established source of revenues raises substantial doubt about its ability to continue as a going concern for one year from the issuance of these consolidated financial statements. Management’s plans are also described in Note 3. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2017

Bayville, NJ

April 15, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

iQSTEL INC

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$270,503	$4,570
Accounts receivable, net	2,759,164	1,825,854
Due from related parties	316,860	258,020
Prepaid and other current assets	91,970	17,503
Total Current Assets	3,438,497	2,105,947

Property and equipment, net	287,970	285,107
Goodwill	1,455,960	-
Deferred tax assets	420,519	-
TOTAL ASSETS	$5,602,946	$2,391,054

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	2,291,921	1,390,130
Due to related parties	34,631	23,193
Loans payable	89,671	194,557
Loans payable - related parties	1,885,708	90,787
Current portion of convertible notes - net of discount of $597,653 and $158,696	1,251,096	63,205
Other current liabilities	848,484	436,762
Derivative liabilities	4,744,134	1,790,067
Total Current Liabilities	11,145,645	3,988,701

Convertible notes - net of discount of $48,558 and $0	11,442	-
Loan payable	178,021	-
Employee benefits, non-current	38,253	-
TOTAL LIABILITIES	11,373,361	3,988,701

Shareholders' Deficit
Common stock: 100,000,000 authorized; $0.001 par value; 18,008,591 and 15,022,650 shares issued and outstanding, respectively	18,008	15,023
Additional paid in capital	3,240,528	1,054,718
Accumulated deficit	(8,125,257)	(2,667,388)
Accumulated other comprehensive income	(181)	-
Deficit Attributed to Shareholders of iQSTEL Inc.	(4,866,902)	(1,597,647)
Deficit Attributable to Noncontrolling interests	(903,513)	-
Total Shareholders' Deficit	(5,770,415)	(1,597,647)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,602,946	$2,391,054

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

	Year Ended
	December 31,
	2019	2018
Revenues	$18,031,548	$13,775,361
Cost of goods sold	17,250,623	12,582,955
Gross profit	780,925	1,192,406

Operating Expenses
General and administration	1,449,624	1,220,301
Total operating expenses	1,449,624	1,220,301

Operating loss	(668,699)	(27,895)

Other income (expense)
Other income	2,631	11,642
Other expenses	(10,891)	(41,498)
Interest expense	(2,653,996)	(460,185)
Change in fair value of derivative liabilities	(2,111,783)	(1,588,567)
Gain on settlement of debt	-	2,342
Total other expense	(4,774,039)	(2,076,266)

Net loss before provision for income taxes	(5,442,738)	(2,104,161)
Income taxes	-	-
Net loss	(5,442,738)	(2,104,161)
Less: Net income (loss) attributable to noncontrolling interests	15,131	-
Net Loss Attributed to Shareholders of iQSTEL Inc.	$(5,457,869)	$(2,104,161)

Comprehensive loss
Net loss	$(5,442,738)	$(2,104,161)
Foreign currency adjustment	(354)	-
Total Comprehensive loss	$(5,443,092)	$(2,104,161)
Less: Comprehensive income attributable to noncontrolling interests	14,958	-
Net Comprehensive Loss Attributed to Shareholders of iQSTEL Inc.	$(5,458,050)	$(2,104,161)

Basic and dilutive loss per common share	$(0.35)	$(0.15)
Weighted average number of common shares outstanding	15,684,477	13,721,304

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2019 and 2018

	Common Stock
	Shares	Amount	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non Control Interest	Total Shareholders' Deficit
Balance – December 31, 2017	11,085,965	$11,086	$737,429	$-	$(563,227)	$-	$185,288	$-	$185,288

Common stock issued	2,665,910	2,666	132,134	-	-	-	134,800	-	134,800
Debt forgiveness	-	-	45,200	-	-	-	45,200	-	45,200
Recapitalization	1,175,724	1,176	(77,450)	(8,750)	-	-	-85,024	-	(85,024)
Subscription received	-	-	-	8,750	-	-	8,750	-	8,750
Common stock issued for services	95,051	95	187,405	-	-	-	187,500	-	187,500
Capital contribution	-	-	30,000	-	-	-	30,000	-	30,000
Net loss	-	-	-	-	(2,104,161)	-	(2,104,161)	-	(2,104,161)
Balance – December 31, 2018	15,022,650	$15,023	$1,054,718	$-	$(2,667,388)	$-	$(1,597,647)	$-	$(1,597,647)

Common stock issued for acquisition	343,512	344	449,656	-	-	-	450,000	(918,471)	(468,471)
Capital Contribution	-	-	10,000	-	-	-	10,000	-	10,000
Common stock issued in conjunction with convertible notes	661,216	661	817,238	-	-	-	817,899	-	817,899
Common stock issued for conversion of debt	1,169,723	1,169	32,581	-	-	-	33,750	-	33,750
Common stock issued for exercised cashless warrant	811,490	811	(811)	-	-	-	-	-	-
Debt forgiveness	-	-	406,080	-	-	-	406,080	-	406,080
Resolution of derivative liabilities	-	-	471,066	-	-	-	471,066	-	471,066
Foreign currency translation adjustments	-	-	-	-	-	(181)	(181)	(173)	(354)
Net loss	-	-	-	-	(5,457,869)	-	(5,457,869)	15,131	(5,442,738)
Balance – December 31, 2019	18,008,591	$18,008	$3,240,528	$-	$(8,125,257)	$(181)	$(4,866,902)	$(903,513)	$(5,770,415)

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2019		2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,442,738)		$(2,104,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-		187,500
Allowance for doubtful accounts	-		313,414
Depreciation and amortization	41,737		20,350
Amortization of debt discount	1,939,687		55,054
Change in fair value of derivative liabilities	2,111,783		1,588,567
Gain on settlement of debt	-		(2,342)
Prepayment and Default penalty	-		8,151
Changes in operating assets and liabilities:
Accounts receivable	522,360		(1,039,735)
Other current assets	27,075		115,073
Due from related party	-		(258,020)
Accounts payable	(571,974)		585,417
Other current liabilities	128,043		174,181
Deferred tax asset	-		-
Inter-co	-		-
Net cash used in operating activities	(1,244,027)		(356,551)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	239,516		-
Purchase of fixed assets	(32,007)		(426)
Payment of loan receivable - related party	(129,387)		-
Collection from loan receivable - related party	73,947		-
Net cash provided by (used in) investing activities	152,069		(426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(82)		82
Proceeds from loans payable	424,960		796,864
Repayments of loans payable	(527,239)		(830,265)
Proceeds from loans payable - related parties	46,438		800
Repayment of loans payable - related parties	(38,400)		(850)
Contribution	10,000		30,000
Due to related parties	-		(3,400)
Common stock issued	-		134,800
Subscription receivable	-		8,750
Proceeds from convertible notes	2,266,250		201,500
Repayment of convertible notes	(824,401)		-
Net cash provided by financing activities	1,357,526		338,281

Effect of exchange rate changes on cash	365		-

Net change in cash and cash equivalents	265,933		(18,696)
Cash and cash equivalents, beginning of period	4,570		23,266
Cash and cash equivalents, end of period	$270,503		$4,570

Supplemental cash flow information
Cash paid for interest	$678,663		$392,074
Cash paid for taxes	$-		$-

Non-cash transactions:
Derivative liabilities recognized as debt discount	$1,313,350		$201,500
Related party debt forgiveness	$-		$45,200
Common stock issued in conjunction with convertible notes	$817,900		$-
Common stock issued for conversion of debt	$33,750		$-
Common stock issued for cashless warrant exercised	$39,760		$-
Resolution of derivative liabilities	$430,495		$-
Debt forgiveness	$406,080	$

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of B-Maven Inc. The Company changed its name to PureSnax International, Inc. on September 18, 2015; and more recently it changed its name to iQSTEL Inc. on August 7, 2018.

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

Acquisition

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

The consideration for the acquisition consists of $500,000 USD, payable as follows:

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS (CONTINUED)

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. The Company’s fiscal year end is December 31.

Consolidation Policy

For December 31, 2018, the consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Etelix.com USA, LLC and SwissLink Carrier AG. All significant intercompany balances and transactions have been eliminated in consolidation. Prior to June 25, 2018, the financial statements presented are those of Etelix.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•Assets and liabilities at the rate of exchange in effect at the balance sheet date

•Equities at historical rate

•Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31,		December 31,
	2019		2018
Spot CHF: USD exchange rate	$1.0333	$	N/A
Average CHF: USD exchange rate	$1.0122	$	N/A

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2019 and 2018, the Company had $0 and $313,414, respectively, in valuation allowance for doubtful accounts for the Company’s accounts receivable.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2019 and 2018.

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

During the year ended December 31, 2019 and 2018, 8 customers represented 70% of our revenues and 7 customers represented 71% of our revenues, respectively.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficiency and it does not have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, as of December 31, 2019, the Company had a net loss of $5,442,738. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Other prepaid and other current assets at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Advance payment to suppliers	$6,600	$11,310
Other receivable	78,936	500
Prepaid expenses	5,834	5,093
Tax receivable	600	600
	$91,970	$17,503

NOTE 6 – FIXED ASSETS, NET

Fixed assets, net at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Telecommunication equipment	$249,169	$245,686
Telecommunication software	436,124	400,903
Other equipment	8,497	-
Total fixed assets	693,790	646,589
Accumulated depreciation and amortization	(405,820)	(361,482)
Total Fixed assets	$287,970	$285,107

Depreciation expense for the year ended December 31, 2019 and 2018 amounted to $41,737 and $20,350, respectively.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 7 –LOANS PAYABLE

Loans payable at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,		Interest
	2019	2018	Term	rate
Complete Business Solutions_3	$-	$80,994	Note was issued on April 13, 2018 and due on March 9, 2019	33.30%
Green Capital Funding_2	-	89	Note was issued on October 1, 2018 and due on February 27, 2019	31.50%
Unique Funding Solutions_2	2,000	9,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.60%
Green Note Capital Partner	-	18,278	Note was issued on October 22, 2018 and due on February 22, 2019	28.60%
Queen Funding LLC	-	17,083	Note was issued on November 29, 2018 and due on March 13, 2019	31.50%
Green Capital Funding_3	-	69,113	Note was issued on December 20, 2018 and due on May 15, 2019	31.50%
YES LENDER LLC	25,500	-	October 17, 2019 and due on March 31, 2020	30%
Complete Business Solutions_8	52,171	-	December 24, 2010 and due on June 09, 2020	26.00%
Nicolas Arvelo	5,000	-	Note was issued on November 20, 2019 and due on May 20, 2020	12.00%
Martin Mendoza Diaz	5,000	-	Note was issued on November 20, 2019 and due on May 20, 2020	12.00%
Martus	99,399	-	Note is due on January 3, 2022	5.00%
Swisspeers AG	78,623	-	Note is due on October 4, 2022	7.00%
Total	267,693	194,557
Less: Current portion of loans payable	89,671	194,557
Long-term loans payable	$178,022	$-

Loans payable related parties at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,		Interest
	2019	2018	Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and due on June 11, 2019	16.50%
Alvaro Quintana	10,587	10,587	Note was issue on September 30, 2016 and due on September 29, 2019	0%
49% of Shareholder of Swisslink	1,588,261	-	Note is due on demand	0%
49% of Shareholder of Swisslink	206,660	-	Note is due on demand	5%
Total	1,885,708	90,787
Less: Current portion of loans payable	1,885,708	90,787
Long-term loans payable	$-	$-

During the year ended December 31, 2019 and 2018, the Company borrowed from third parties $424,960 and $796,864 and repaid the principal amount of $527,239 and $830,265, respectively.

During the year ended December 31, 2019 and 2018, the Company recorded interest expense of $207,660 and $392,075, respectively.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Accrued liabilities	$2,700	$361,779
Credit card	4,987	14,647
Accrued interest	365,345	4,905
Salary payable - management	268,231	55,431
Employee benefit	192,288	-
Other current liabilities	14,933	-
	$848,484	$436,762

NOTE 9 - CONVERTIBLE LOANS

At December 31, 2019 and 2018, convertible loans consisted of the following:

	December 31,	December 31,
	2019	2018
Promissory notes – Issued in fiscal year 2018, with variable conversion features	$-	$221901
Promissory notes – Issued in fiscal year 2019, with variable conversion features	1,908,750	-
Total convertible notes payable	1,908,750	221,901
Less: Unamortized debt discount	(646,211)	(158,696)
Total convertible notes	1,262,539	63,205

Less: current portion of convertible notes	1,251,097	63,205
Long-term convertible notes	$11,442	$-

During the year ended December 31, 2019 and 2018, the Company recorded interest expense of $506,649 and $4,906 and recognized amortization of discount, included in interest expense, of $1,921,734 and $55,054, respectively.

Notes in Default

Certain convertible notes held by the company were in default. During the period ended December 31, 2019, the Company did not maintain the covenant requiring the Company to be current with all financial filings. As a result of the breach, the company recorded a penalty of $8,151 as principal amount.

Conversion

During the year ended December 31, 2019, the Company converted notes with principal amounts and accrued interest of $33,750 into 1,169,723 shares of common stock. The corresponding derivative liability at the date of conversion of $430,495 was settled through additional paid in capital.

Promissory Notes - Issued in fiscal year 2018

During the year ended December 31, 2018, the Company issued a total of $213,750 notes with the following terms:

•Terms ranging from 9 months to 12 months.

•Annual interest rates ranging from of 10% to 12%.

•Convertible at the option of the holders at issuance.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 9 - CONVERTIBLE LOANS (CONTINUED)

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

Promissory Notes - Issued in fiscal year 2019

During the year ended December 31, 2019, the Company issued a total of $2,544,250 in notes with the following terms:

•Terms ranging from 6 months to 3 years.

•Annual interest rates ranging from of 8% to 12%.

•Convertible at the option of the holders at issuance or 180 days from issuance.

•Conversion prices are typically based on the discounted (39% or 0% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

The convertible notes were also provided with a total of 661,216 common shares and warrant to purchase up to 92,000 shares of common stock at exercise price of $2.5 per share for 3 years.

Certain notes allow the Company to redeem the notes at rates ranging from 110% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include original issue discount and financing costs totaling $278,000 and the Company received cash of $2,266,250.

Derivative liabilities

The Company determined that the conversion option in the note met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

The Company valued the conversion features using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the year ended December 31, 2019 amounted to $896,593. $201,500 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $695,093 was recognized as a “day 1” derivative loss.

The Company valued the conversion features of convertible notes and warrant using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrant that became convertible for the year ended December 31, 2019 amounted to $4,916,471. $1,313,350 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $3,603,121 was recognized as a “day 1” derivative loss.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 9 - CONVERTIBLE LOANS (CONTINUED)

Warrants

A summary of activity during the year ended December 31, 2019 follows:

	Warrants Outstanding
	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2018	-	$-
Granted	92,000	3
Reset	1,115,038	-
Cashless Exercised	(839,695)	-
Forfeited/canceled	-	-
Outstanding, December 31, 2019	367,343	$0.48

The reset feature of warrants associated with the convertible note was effective at the time that a separate convertible note with lower exercise price was issued. As a result of the reset features for warrant, the warrants increased by 1,115,038 and the total warrants exercisable into 1,145,038 shares of common stock at $0.0655 per share. We accounted for the issuance of the warrants as liability and recognize the derivative liability (Note 10).

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2019:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
367,343	4.05	$0.48	367,343	$0.48

The intrinsic value of the warrants as of December 31, 2019 is $0.

NOTE 10 – DERIVATIVE LIABILITY

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2019 and 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 10 – DERIVATIVE LIABILITY (CONTINUED)

	Year Ended	Year Ended
	December31,	December 31,
	2019	2018
Expected term	0.03 - 5.00 years	0.37 - 1.00 years
Expected average volatility	4% - 639%	405% - 528%
Expected dividend yield	-	-
Risk-free interest rate	1.44% - 2.57%	2.24 - 2.71%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2019 and 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2017	$-

Addition of new derivatives recognized as debt discounts	201,500
Addition of new derivatives recognized as loss on derivatives	695,093
Gain on change in fair value of the derivative	893,474
Balance - December 31, 2018	$1,790,067

Addition of new derivatives recognized as debt discounts	1,313,350
Addition of new derivatives recognized as loss on derivatives	3,603,121
Settled on issuance of common stock	(471,066)
Gain on change in fair value of the derivative	(1,491,338)
Balance - December 31, 2019	$4,744,134

The following table summarizes the change in fair value of derivative liability included in the income statement for the year ended December 31, 2019 and 2018, respectively.

	Year Ended
	December 31,
	2019	2018
Addition of new derivatives recognized as loss on derivatives	$3,603,121	$695,093
(Gain) loss on change in fair value of the derivative	(1,491,338)	893,474
	$2,111,783	$1,588,567

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share as of December 31, 2019 and 2018.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 11 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2019, the Company issued 2,985,941 shares of common stock as follows;

•661,216 shares in conjunction with convertible notes.

•811,490 shares for cashless exercised warrant

•1,169,723 shares for conversion of debt of $33,750 (see Note 9)

•343,512 shares for acquisition of SwissLink

During the year ended December 31, 2018, the Company issued 95,051 shares as follows,

•75,000 shares valued at $150,000 for the legal services related to the acquisition of Etelix USA LLC.

•20,051 shares valued at $37,500 for the consulting services.

As of December 31, 2019 and 2018, 18,008,591 and 15,022,650 shares of common stock were issued and outstanding, respectively.

NOTE 12 – PROVISION FOR INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2019 and 2018, are as follows:

	December 31,	December 31,
	2019	2018
Net Operating loss carryforward	$4,378,894	$1,078,821
Effective tax rate	21%	21%
Deferred tax asset	919,568	226,552
Effect of change in the statutory rate	-	-
Less: valuation allowance	(919,568)	(226,552)
Net deferred tax asset	$-	$-

As of December 31, 2019, the Company has approximately $4,379,000 of net operating losses (“NOL”) generated to December 31, 2019 carried forward to offset taxable income in future years which expire commencing in fiscal 2037. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

Utilization of the NOL carry forwards may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 12 – PROVISION FOR INCOME TAXES (CONTINUED)

Tax returns for the years ended 2012 through 2019 are subject to review by the tax authorities.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from related party

During the year ended December 31, 2019, the Company loaned $129,387 to a related party and collected $73,947.

As of December 31, 2019 and 2018, the Company had due from related parties of $316,860 and $258,020, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the year ended December 31, 2019 and 2018, the Company borrowed $46,438 and $800 from CEO of the Company and repaid $38,400 and $850, respectively.

As of December 31, 2019 and 2018, the Company had due to related parties of $34,631 and $23,193, respectively. The loans are unsecured, non-interest bearing and due on demand.

Debt forgiveness

During the year ended December 31, 2019 and 2018, the Company recorded debt forgiveness of $406,080 and $45,200 as additional paid in capital.

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

During the year ended December 31, 2019 and 2018, the Company recorded management fees of $334,000 and $69,000 and paid $126,200 and $13,569, respectively. As at December 31, 2019 and 2018, the Company recorded and accrued management salaries of $268.231 and $55,431, respectively.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Rent

The Company leases office space at $1,200 per month with one-year term, starting July 1, 2018 and ending June 30, 2019. For the year ended December 31, 2019 and 2018, the Company incurred $7,200 and $6,158, respectively.

The Company leases facilities which the term is 12 months. For the year ended December 31, 2019, the Company incurred $19,900.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to December 31, 2019 and through the date that these financials were made available, the Company had the following subsequent events:

On January 15, 2020, we entered into a Securities Purchase Agreement (“SPA”) with M2B Funding Corp. a Florida Corporation (“Purchaser”), pursuant to which we issued and sold to the Purchaser a series of convertible promissory notes, in the aggregate principal amount of $366,667 (the “Notes”) executed in several tranches as follow: January 15 $13,889; January 21 $33,333; January 28 $22,222; January 30 $28,000; February 04 $33,333; February 12 $94,444; February 14 $16,667; February 19 $27,778; February 24 $44,444 and February 25 $55,556.

The maturity dates for the Notes are twelve months after the issuance dates and the Notes bear interest at the rate of 12% per annum. All principal and accrued interest on the Notes are convertible into shares of our common stock at the election of the Purchaser at any time at a conversion price equal to 40% multiplied by the lowest Trading Price (representing a 60% Discount) for the Common Stock during the (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.

We have the right to prepay the Notes at any time prior to 180 days following the closing date, which prepayment must include all outstanding principal, accrued and unpaid interest and other amounts as indicated in the Notes.

The Notes contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

On February 11, 2020, we entered into an amendment (the “Amendment”) to the Note with Purchaser. Purchaser agreed to waive all existing events of default under the Note with respect to the reservation of shares under the Note in exchange for (i) the reservation of 5,000,000 shares of common stock under the note pursuant to an irrevocable instruction agreement with our transfer agent, (ii) an additional reservation of 5,000,000 shares of our common stock on or before February 25, 2020, (iii) an additional reservation of 5,000,000 shares of our common stock on or before March 17, 2020, and (iv) cash payments of $100,000 on or before March 6, 2020 and subsequent payments of no less than $50,000 on or before the 6th of each month thereafter until the Note is satisfied in its entirety.

On March 02, 2020, we entered into a Securities Purchase Agreement (“SPA”) with M2B Funding Corp. a Florida Corporation (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, executed on March 02, 2020 in the principal amount of $233,333 (the “Note”).

The maturity date for the Note is March 02, 2021; and the Note bears interest at the rate of 12% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of the Purchaser at any time at a conversion price equal to 40% multiplied by the lowest Trading Price (representing a 60% Discount) for the Common Stock during the (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date

We have the right to prepay the Note at any time prior to 180 days following the closing date, which prepayment must include all outstanding principal, accrued and unpaid interest and other amounts as indicated in the Note.

The Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

On March 05, 2020, we entered into a Securities Purchase Agreement (“SPA”) with M2B Funding Corp. a Florida Corporation (“Purchaser”), pursuant to which we issued and sold to the Purchaser a convertible promissory note, executed on March 05, 2020 in the principal amount of $211,111 (the “Note”).

The maturity date for the Note is March 05, 2021; and the Note bears interest at the rate of 12% per annum. All principal and accrued interest on the Note is convertible into shares of our common stock at the election of the Purchaser at any time at a conversion price equal to 40% multiplied by the lowest Trading Price (representing a 60% Discount) for the Common Stock during the (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date

We have the right to prepay the Note at any time prior to 180 days following the closing date, which prepayment must include all outstanding principal, accrued and unpaid interest and other amounts as indicated in the Note.

The Note contains customary default events which, if triggered and not timely cured, will result in default interest and penalties.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank

Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Leandro Iglesias

Before founding Etelix in year 2008, where he has acted as President and CEO, Mr. Iglesias was the International Business Manager at CANTV/Movilnet (the Venezuelan biggest telecommunications services provider). He held this position between January 2003 and July 2008, while the company was under the control of Verizon. Previous to his position in Cantv/Movilnet Mr. Iglesias was Executive Vice President and responsible of the Latin America marketing division of American Internet Communications (August 1998 – December 2002). Leandro Iglesias has developed a carrier for more than 20 years in the telecommunications industry with a particular emphasis in the international long-distance traffic business, submarine cables, satellite communications and international roaming services. He is Electronic Engineer graduate from Universidad Simon Bolivar and graduated from the Management Program at IESA Business School. He also holds an MBA from Universidad Nororiental Gran Mariscal de Ayacucho.

Aside from that provided above, Mr. Iglesias does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

We believe that Mr. Iglesias is qualified to serve on our Board of Directors because of his wealth of experience in the telecom industry.

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

We believe that Mr. Quintana is qualified to serve on our Board of Directors because of his wealth of experience in the telecom industry.

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

1.Any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.Any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

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

4.Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.Being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.Being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.Being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

8.Being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2019. Following the year end, all of the Form 3s were filed late for incoming management of Etelix.com USA LLC.

Code of Ethics

We do not have a code of ethics but we plan to adopt one this fiscal year.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2019 and 2018.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Leandro Iglesias President, CEO and Director	2018 2019	27,000 33,000	- -	- -	- -	- -	27,000 33,000
Alvaro Quintana Treasury, Secretary and Director	2018 2019	15,000 26,500	- -	- -	- -	- -	15,000 26,500
Oscar Brito Director	2018 2019	- -	- -	- -	- -	- -	- -
Juan Carlos López Chief Commercial Officer	2018 2019	27,000 26,000	- -	- -	- -	- -	27,000 26,000

Employment Agreements for New Management

The Company entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the Company’s Board of Directors with an annual salary of $168,000 plus the “additional compensation”; (ii) Juan Carlos Lopez Silva as Chief Commercial Officer with an annual salary of $120,000 plus the “additional compensation”; and Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $144,000 plus the “additional compensation”.

Employees shall receive a bonus of 3% of the Company´s Net Income for services rendered under these employment agreements, and shall be paid under the 15 days after the 10-k file is completed.

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

Compensation of Directors

All Directors shall receive reimbursement for reasonable travel expenses incurred to attend Board and committee meetings.

Effective on January 01, 2020 and thereafter, all Directors shall be compensated $3,000 monthly for their service as Directors.

In lieu of the cash compensation set forth above, each Director may elect to receive shares of the Corporation's Common Stock equal to the total cash compensation divided by the average market value of the Company's Common Stock during the last 10 trading days and applying a discount of 10%.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2020, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Leandro Iglesias	10,936,682	24.53%
Alvaro Quintana Cardona	3,441,258	7.72%
Juan Carlos Lopez Silva	2,111,471	4.73%
All Directors and Executive Officers as a Group (3 persons)	16,489,411	36.98%
5% Holders
Oscar Brito (3)	2,640,362	11.69%

(1)Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2)Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 44,589,590 voting shares as of March 31, 2020.

(3)Mr. Brito has beneficial ownership of 50% of Metrospaces Inc., which holds 1,050,725 shares of our common stock; and Mr. Brito owns 2,115,000 by himself.

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

Due from related party

During the year ended December 31, 2019, the Company loaned $129,387 to a related party and collected $73,947.

As of December 31, 2019 and 2018, the Company had due from related parties of $316,860. The loans are unsecured, non-interest bearing and due on demand. This correspond to: (1) loan to employee of $106; (2) loan to Metrospaces, Inc. of $3,000; (3) loan to our Director Oscar Brito of $34,234; and (4) loan to subsidiary Etelix.com USA LLC of $279,520.

Due to related parties

During the year ended December 31, 2019 and 2018, the Company borrowed $46,438 and $800 from CEO of the Company and repaid $38,400 and $850, respectively.

As of December 31, 2019 and 2018, the Company had due to related parties of $34,631 and $23,193, respectively. The loans are unsecured, non-interest bearing and due on demand. From the $34,631 the Company owns $8,038 to CEO and $26.593 to former Director Pat Gosselin.

Debt forgiveness

During the year ended December 31, 2019 and 2018, the Company recorded debt forgiveness of $406,080 and $45,200 as additional paid in capital.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audit of the Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$$20,000	$0	$0	$0
2019	$$24,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 2.2	Memorandum of Understanding and Shareholders Agreement dated February 21, 2020(5)
Exhibit 2.3	Memorandum of Understanding and Shareholders Agreement dated February 12, 2020(6)
Exhibit 2.4	Company Purchase Agreement, dated April 1, 2019(11)
Exhibit 3.1	Articles of Incorporation of the Registrant (2)
Exhibit 3.2	Bylaws of the Registrant (2)
Exhibit 3.3	Certificate of Amendment(3)
Exhibit 4.1	Amendment #2 to the Crown Capital Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #2 to the Auctus Fund Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #1 to the Labrys Fund Note dated February 11, 2020(7)
Exhibit 4.3	Amendment #1 to the Apollo Note dated December 23, 2019(8)
Exhibit 4.4	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.5	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.6	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.7	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.8	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.9	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.10	Amendment #1 to the Crown Capital Note dated December 23, 2019(8)
Exhibit 4.11	Amendment #1 to the Auctus Fund Note dated January 1, 2020(8)
Exhibit 4.12	Senior Secured Convertible Promissory Note to Labrys Fund dated December 3, 2019(9)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 10.7	Forbearance Agreement dated December 12, 2019(8)
Exhibit 10.8	Temporary Forbearance Agreement dated December 18, 2019(8)
Exhibit 10.9	Securities Purchase Agreement, dated December 3, 2019(9)
Exhibit 10.10	Employment and Indemnification Agreements with Leandro Iglesias, dated May 2, 2019(10)
Exhibit 10.11	Employment and Indemnification Agreements with Alvaro Quintana, dated May 2, 2019(10)
Exhibit 10.12	Employment and Indemnification Agreements with Juan Carlos Lopez Silva, dated May 2, 2019(10)
Exhibit 31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL).

Filed herewith**

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

3.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.

4.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 30, 2020.

5.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 25, 2020.

6.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 19, 2020.

7.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2020.

8.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 6, 2020.

9.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 11, 2019.

10.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 6, 2019.

11.Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 4, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer

April 15, 20120
By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona

Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	April 15, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer

April 15, 2020

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona

Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date:	April 15, 2020