Form 10-Q
period 2020-03-31
iQSTEL Inc
filed 2020-06-29
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,762,484 common shares as of June 24, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$257,300	$270,503
Accounts receivable, net	2,391,685	2,759,164
Due from related parties	286,884	316,860
Prepaid and other current assets	96,720	91,970
Total Current Assets	3,032,589	3,438,497

Property and equipment, net	319,988	287,970
Goodwill	1,455,960	1,455,960
Deferred tax assets	421,414	420,519
TOTAL ASSETS	$5,229,951	$5,602,946

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	2,275,322	2,291,921
Due to related parties	34,651	34,631
Loans payable - net of discount of $6,176 and $0	209,637	89,671
Loans payable - related parties	1,889,531	1,885,708
Current portion of convertible notes - net of discount of $275,738 and $597,654	1,979,012	1,251,096
Other current liabilities	752,748	848,484
Derivative liabilities	3,836,809	4,744,134
Total Current Liabilities	10,977,710	11,145,645

Convertible notes - net of discount of $3,297 and $48,558	1,703	11,442
Loans payable	170,172	178,021
Employee benefits, non-current	216,512	38,253
TOTAL LIABILITIES	11,366,097	11,373,361

Stockholders' Deficit
Common stock: 100,000,000 authorized; $0.001 par value	45,983	18,008
45,984,148 and 18,008,591 shares issued and outstanding, respectively
Additional paid in capital	6,759,303	3,240,528
Accumulated deficit	(12,015,747)	(8,125,257)
Accumulated other comprehensive income	(1,853)	(181)
Deficit attributed to stockholders of iQSTEL Inc.	(5,212,314)	(4,866,902)
Deficit attributable to noncontrolling interests	(923,832)	(903,513)
Total Shareholders' Deficit	(6,136,146)	(5,770,415)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,229,951	$5,602,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues	$5,017,412	$4,163,203
Cost of revenue	5,178,553	3,727,626
Gross profit	(161,141)	435,577

Operating expenses
General and administration	1,297,527	190,507
Total operating expenses	1,297,527	190,507

Operating income (loss)	(1,458,668)	245,070

Other income (expense)
Other income	15,917	2,600
Other expenses	(5,055)	(142)
Interest expense	(801,374)	(265,037)
Change in fair value of derivative liabilities	(1,660,023)	(1,008,069)
Total other expense	(2,450,535)	(1,270,648)

Net loss before provision for income taxes	(3,909,203)	(1,025,578)
Income taxes	-	-
Net loss	(3,909,203)	(1,025,578)
Less: Net loss attributable to noncontrolling interests	(18,713)	-
Net loss attributed to stockholders of iQSTEL Inc.	$(3,890,490)	$(1,025,578)

Comprehensive loss
Net loss	$(3,909,203)	$(1,025,578)
Foreign currency adjustment	(3,278)	-
Total comprehensive loss	$(3,912,481)	$(1,025,578)
Less: Comprehensive loss attributable to noncontrolling interests	(20,319)	-
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(3,892,162)	$(1,025,578)

Basic and diluted loss per common share	$(0.13)	$(0.07)
Weighted average number of common shares outstanding	30,808,984	15,039,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2019	18,008,591	$18,008	$3,240,528	$(8,125,257)	$(181)	$(4,866,902)	$(903,513)	$(5,770,415)

Common stock issued for settlement of debt	4,308,510	4,309	198,191	-	-	202,500	-	202,500
Common stock issued for services	4,173,000	4,173	445,861	-	-	450,034	-	450,034
Common stock issued for forbearance of debt	50,000	50	2,850	-	-	2,900	-	2,900
Common stock issued for conversion of debt	17,208,350	17,208	256,760	-	-	273,968	-	273,968
Common stock issued for exercised cashless warrant	2,235,697	2,235	(2,235)	-	-	-	-	-
Common stock issued for acquisition of Itsbchain LLC	-	-	50,000	-	-	50,000	-	50,000
Resolution of derivative liabilities		-	2,567,348	-	-	2,567,348	-	2,567,348
Foreign currency translation adjustments	-	-		-	(1,672)	(1,672)	(1,606)	(3,278)
Net loss	-	-	-	(3,890,490)	-	(3,890,490)	(18,713)	(3,909,203)
Balance - March 31, 2020	45,984,148	$45,983	$6,759,303	$(12,015,747)	$(1,853)	$(5,212,314)	$(923,832)	$(6,136,146)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance - December 31, 2018	15,022,650	$15,023	$1,054,718	$(2,667,388)	$(1,597,647)

Common stock issued in conjunction with convertible notes	254,074	254	249,746	-	250,000
Capital contribution	-	-	10,000	-	10,000
Net loss	-	-	-	(1,025,578)	(1,025,578)
Balance - March 31, 2019	15,276,724	$15,277	$1,314,464	$(3,692,966)	$(2,363,225)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,909,203)	$(1,025,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	500,034	-
Write-off of due from related party	43,375	-
Depreciation and amortization	13,425	12,557
Amortization of debt discount	457,579	151,542
Change in fair value of derivative liabilities	1,660,023	1,008,069
Prepayment and Default penalty	48,729	-
Changes in operating assets and liabilities:
Accounts receivable	359,756	(27,760)
Other current assets	(4,568)	(44,051)
Accounts payable	(9,060)	(315,015)
Other current liabilities	298,026	(80,913)
Net cash used in operating activities	(541,884)	(321,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45,280)	-
Payment of due from related parties - related party	(13,399)	-
Net cash used in investing activities	(58,679)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(82)
Proceeds from loans payable	210,000	-
Repayments of loans payable	(98,646)	(95,142)
Proceeds from loans payable - related parties	182	21,438
Repayment of loans payable - related parties	(162)	(21,400)
Contribution	-	10,000
Proceeds from convertible notes	810,000	586,000
Repayment of convertible notes	(334,500)	(113,151)
Net cash provided by financing activities	586,874	387,663

Effect of exchange rate changes on cash	486	-

Net change in cash and cash equivalents	(13,203)	66,514
Cash and cash equivalents, beginning of period	270,503	4,570
Cash and cash equivalents, end of period	$257,300	$71,084

Supplemental cash flow information
Cash paid for interest	$173,749	$108,616
Cash paid for taxes	$-	$-

Non-cash transactions:
Derivative liabilities recognized as debt discount	$-	$286,000
Common stock issued for acquisition of Itsbchain LLC	$50,000	$-
Common stock issued in conjunction with convertible notes	$-	$250,000
Common stock issued for conversion of debt	$273,968	$-
Common stock issued for cashless warrant exercised	$2,235	$-
Resolution of derivative liabilities	$2,567,348	$-
Common stock issued for settlement of debt	$202,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 15, 2020.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Etelix.com USA, LLC, SwissLink Carrier AG, ITSBCHAIN, LLC and QGLOBAL SMS, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The Company’s, Etelix’s, ITSBCHAIN, LLC’s and QGLOBAL SMS, LLC’s functional currency and reporting currency is the U.S. dollar, SwissLink’s functional currency is the Swiss Franc (“CHF”).

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

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	March 31,	December 31,
	2020	2019

Spot CHF: USD exchange rate	$1.0355	$1.0333
Average CHF: USD exchange rate	$1.0332	$1.0122

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2020 and December 31, 2019, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense for the quarters ended March 31, 2020 and 2019.

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

During the three months ended March 31, 2020, twelve customers represented 83% of our consolidated revenues. During the three months ended March 31, 2019, six customers represented 83% of our consolidated revenues.

Revenue Recognition

The Company recognizes revenue from telecommunication services in accordance with ASC 606, “Revenue from Contracts with Customers”.

The Company recognizes revenue related to monthly usage charges and other recurring charges during the period in which the telecommunication services are rendered, provided that persuasive evidence of a sales arrangement existed, and collection was reasonably assured. Persuasive evidence of a sales arrangement existed upon execution of a written interconnection agreement. The Company’s payment terms vary by clients.

Lease

Company leases office space for corporate and network monitoring activities and to house telecommunications equipment.

In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company incurred a net loss of $3,909,203 for the three months ended March 31, 2020 and has negative working capital as of March 31, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
Advance payment to suppliers	$6,600	$6,600
Other receivable	85,579	78,936
Prepaid expenses	3,941	5,834
Tax receivable	600	600
	$96,720	$91,970

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
Telecommunication equipment	$249,177	$249,169
Telecommunication software	481,580	436,124
Other equipment	8,515	8,497
Total property and equipment	739,272	693,790
Accumulated depreciation and amortization	(419,284)	(405,820)
Total property and equipment, net	$319,988	$287,970

Depreciation expense for the three months ended March 31, 2020 and 2019 amounted to $13,425 and $12,557, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 6 –LOANS PAYABLE

Loans payable at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,		Interest
	2020	2019	Term	rate
Unique Funding Solutions_2	$2,000	$2,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%

YES LENDER LLC	-	25,500	Note was issued on October 17, 2019 and due on March 31, 2020	30.0%

Complete Business Solutions_8	25,170	52,170	Note was issued on December 24, 2010 and due on June 09, 2020	26.0%

Nicolas Arvelo	5,000	5,000	Note was issued on November 20, 2019 and due on May 20, 2020	12.0%

Martin Mendoza Diaz	5,000	5,000	Note was issued on November 20, 2019 and due on May 20, 2020	12.0%

Martus	99,611	99,399	Note was issued on October 23, 2018 and due on January 3, 2022	5.0%

Swisspeers AG	70,561	78,623	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%

Apollo Management Group, Inc	63,158	-	Note was issued on March 18, 2020 and due on August 18, 2020	12.0%

Apollo Management Group, Inc 2	68,421	-	Note was issued on March 25, 2020 and due on August 25, 2020	12.0%

YES LENDER LLC 2	47,064	-	Note was issued on January 8, 2020 and due on June 26, 2020	29.0%
Total	385,985	267,692
Less: Unamortized debt discount	(6,176)	-
Total loans payable	379,809	267,692
Less: Current portion of loans payable	(209,637)	(89,671)
Long-term loans payable	$170,172	$178,021

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 6 –LOANS PAYABLE (CONTINUED)

Loans payable to related parties at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,		Interest
	2020	2019	Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and due on June 11, 2019. Maturity was extended to December 31, 2020.	16.5%

Alvaro Quintana	10,587	10,587	Note was issue on September 30, 2016 and due on September 29, 2019. Maturity was extended to December 31, 2020.	0%

49% of Shareholder of SwissLink	1,591,644	1,588,261	Note is due on demand	0%
49% of Shareholder of SwissLink	207,100	206,660	Note is due on demand	5%
Total	1,889,531	1,885,708
Less: Current portion of loans payable – related parties	1,889,531	1,885,708
Long-term loans payable – related patties	$-	$-

During the three months ended March 31, 2020 and 2019, the Company borrowed from third parties of $210,000 and $0, respectively, and repaid the principal amount of $98,646 and $95,142, respectively.

During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $48,294 and $44,600, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2020 and December 31, 2019 consist of the following:

	March 31,	December 31,
	2020	2019
Accrued liabilities	$32,196	$2,700
Credit card	-	4,987
Accrued interest	471,040	365,345
Salary payable - management	163,131	268,231
Salary payable - other	5,500	-
Employee benefit	50,061	192,288
Other current liabilities	30,820	14,933
	$752,748	$848,484

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 8 - CONVERTIBLE NOTES

At March 31, 2020 and December 31, 2019, convertible loans consisted of the following:

	March 31,	December 31,
	2020	2019
Promissory notes – Issued in fiscal year 2019, with variable conversion features	$1,359,750	$1,908,750
Promissory notes – Issued in fiscal year 2020, with variable conversion features	900,000	-
Total convertible notes payable	2,259,750	1,908,750
Less: Unamortized debt discount	(279,035)	(646,212)
Total convertible notes	1,980,715	1,262,538

Less: current portion of convertible notes	1,979,012	1,251,096
Long-term convertible notes	$1,703	$11,442

During the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $295,903 and $65,079 and recognized amortization of discount, included in interest expense, of $457,177 and $151,542, respectively.

During the three months ended March 31, 2020 and 2019, the Company repaid notes of $334,500 and $113,151 and accrued interest of $138,415 and $60,200.

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

Promissory Notes - Issued in fiscal year 2020

During the three months ended March 31, 2020, the Company issued a total of $900,000 in notes with the following terms:

•Terms 12 months.

•Annual interest rates 12%.

•Convertible at the option of the holders 180 days from issuance.

•Conversion prices are typically based on the discounted (60% discount) lowest trading prices of the Company’s shares during 30 trading day periods prior to conversion.

Notes allow the Company to redeem the notes at rates ranging from 150% to 200% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include original issue discount and financing costs totaling $90,000 and the Company received cash of $810,000.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 8 - CONVERTIBLE NOTES (CONTINUED)

Derivative liabilities

The Company determined that the conversion option in the note met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

The Company valued the conversion features of convertible notes and warrant using the Black Scholes valuation model. During the three months ended March 31, 2020, the fair value of the derivative liability for new notes was $0, as there were no notes that became convertible.

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

Warrants

A summary of activity during the three months ended March 31, 2020 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2019	367,343	$0.48
Granted	-	-
Reset	10,813,001	0.01
Cashless Exercised	(2,847,010)	0.01
Forfeited/canceled	-	-
Outstanding, March 31, 2020	8,333,334	$0.01

The reset feature of warrants associated with the convertible note was effective at the time that a separate convertible note with lower exercise price was issued. As a result of the reset features for warrant, the warrants increased by 10,813,001 at $0.0012 per share. We accounted for the issuance of the warrants as liability and recognize the derivative liability (Note 9).

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2020:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
8,333,334	1.90	$0.01	8,333,334	$0.01

The intrinsic value of the warrants as of March 31, 2020 is $400,833.

NOTE 9 - DERIVATIVE LIABILITIES

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion options becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 9 - DERIVATIVE LIABILITIES (CONTINUED)

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2020 and December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months Ended	Year Ended
	March 31,	December31,
	2020	2019
Expected term	0.06 - 4.18 years	0.03 - 5.00 years
Expected average volatility	361% - 550%	4% - 639%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 2.56%	1.44% - 2.57%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2019	$4,744,134

Settled on issuance of common stock	(2,567,348)
Change in fair value of the derivative	1,660,023
Balance - March 31, 2020	$3,836,809

The aggregate loss on derivatives during the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
	2020	2019
Addition of new derivatives recognized as loss on derivatives	$-	$1,530,692
Loss (Gain) on change in fair value of the derivative	1,660,023	(522,623)
	$1,660,023	$1,008,069

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended March 31, 2020, the Company issued 27,975,557 shares of common stock, valued at fair market value on issuance as follows;

•4,308,510 shares issued for settlement of debt of $202,500

•4,173,000 shares issued for services valued at $450,034

•50,000 shares issued for forbearance of debt of $2,900

•17,208,350 shares issued for conversion of debt of $273,968

•2,235,697 shares issued for cashless exercised warrant

As of March 31, 2020 and December 31, 2019, 45,984,148 and 18,008,591 shares of common stock were issued and outstanding, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related party

During the three months ended March 31, 2020, the Company loaned $13,399 to a related party who is a shareholder and a former director and wrote off amounts totaling $43,375.

As of March 31, 2020 and December 31, 2019, the Company had due from related parties of $286,884 and $316,860, respectively. The amounts are unsecured, non-interest bearing and due on demand.

Due to related parties

During the three months ended March 31, 2020, the Company borrowed $182 from CFO of the Company and repaid $162, respectively.

As of March 31, 2020 and December 31, 2019, the Company had due to related parties of $34,651 and $34,631, respectively. The amounts are unsecured, non-interest bearing and due on demand.

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

On March 3, 2020, Oscar Brito resigned as a member of our Board of Directors. There was no known disagreement with Mr. Brito on any matter relating to our operations, policies or practices. The Company provided the severance package as follows;

•2,000,000 shares of common stock valued at $300,000

•Additional 173,000 shares in order to apply the anti-dilution protection, valued at $10,034

•Forgiveness of amounts due to the Company totaling $43,375

•Cash payment of $15,000. As of March 31, 2020, the Company owed $9,500 to Mr. Brito.

We also appointed Mr. Brito as an advisor to our Board of Directors and agreed to pay him $5,000 per month for such services.

On March 16, 2020, our Board of Directors adopted a Director Compensation Plan that applies to members of our Board of Directors. Below are the features of the plan:

•All Directors shall receive reimbursement for reasonable travel expenses incurred to attend Board and committee meetings.

•All Directors shall be compensated $3,000 monthly for their service as Directors.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

•In lieu of the cash compensation set forth above, each Director may elect to receive shares of the Corporation's Common Stock equal to the total cash compensation divided by the average market value of the Company's Common Stock during the last 10 trading days and applying a discount of 10%.

•Directors Alvaro Cardona and Leandro Iglesias shall each receive 1,000,000 shares of the Company’s Common Stock, valued at $70,000 each, for their service as members of the Board of Directors for the period from June 2018 to December 2019.

During the three months ended March 31, 2020 and 2019, the Company recorded management fees of $126,000 and $34,500 and paid $28,600 and $13,700, respectively. During the three months ended March 31, 2020, the Company settled accrued salary – management of $202,500 and issued 4,308,510 shares issued. As at March 31, 2020 and December 31, 2019, the Company accrued management salaries of $163,131 and $268,231, respectively.

NOTE 12 – COMMITMENTS AND CONTIGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Lease

The Company leases facilities which the term is 12 months. For the three months ended March 31, 2020 and 2019, the Company incurred $9,200 and 0, respectively.

NOTE 13 – SEGMENT

At March 31, 2020, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three months ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020

	USA	Switzerland	Elimination	Total
Revenues	$3,820,533	1,198,117	$(1,238)	$5,017,412
Cost of revenue	4,121,183	1,058,608	(1,238)	5,178,553
Gross profit	(300,650)	139,509	-	(161,141)

Operating expenses
General and administration	1,132,092	165,435	-	1,297,527

Operating loss	(1,432,742)	(25,926)	-	(1,458,668)

Other expense	(2,438,271)	(12,264)	-	(2,450,535)

Net loss	$(3,871,013)	$(38,190)	$-	$(3,909,203)

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 13 – SEGMENT (CONTINUED)

Three Months Ended March 31, 2019

	USA	Switzerland	Elimination	Total
Revenues	$4,163,203	-	$-	$4,163,203
Cost of revenue	3,727,626	-	-	3,727,626
Gross profit	435,577	-	-	435,577

Operating expenses
General and administration	190,507	-	-	190,507

Operating income (loss)	245,070	-	-	245,070

Other income (expense)	(1,270,648)	-	-	(1,270,648)

Net loss	$(1,025,578)	$-	$-	$(1,025,578)

As of August 7, 2019, having completed all conditions under the Purchase Agreement, the Company acquired SwissLink located in Switzerland.

Asset Information

The following table shows asset information by geographic segment at March 31, 2020 and December 31, 2019:

	USA	Switzerland	Elimination	Total
March 31, 2020
Assets
Current assets	$2,810,454	$1,043,130	$(820,995)	$3,032,589
Non-current assets	$3,190,193	$495,684	$(1,488,515)	$2,197,362
Liabilities
Current liabilities	$9,105,522	$2,693,183	$(820,995)	$10,977,710
Non-current liabilities	$1,703	$386,684	$-	$388,387

	USA	Switzerland	Elimination	Total
December 31, 2019
Assets
Current assets	$3,073,654	$1,174,856	$(810,013)	$3,438,497
Non-current assets	$3,146,894	$456,070	$(1,438,515)	$2,164,449
Liabilities
Current liabilities	$9,041,421	$2,914,237	$(810,013)	$11,145,645
Non-current liabilities	$11,442	$216,274	$-	$227,716

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to March 31, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

Between April 01, 2020 and May 06, 2020 issued several promissory notes. These notes are non-convertible have different terms, accrues interest at 12% annually, which details are shown below.

Issue Date	Principal Amount	Maturity Date
4/1/2020	66,315.79	10/1/2020
4/2/2020	73,684.21	10/2/2020
4/7/2020	36,842.11	10/7/2020
4/15/2020	84,210.53	10/14/2020
4/20/2020	94,736.84	5/20/2020
4/22/2020	31,578.95	5/22/2020
5/6/2020	52,631.58	5/20/2020

On April 15, 2020, we entered into a Company Acquisition Agreement (the “Agreement”) with Francisco Bunt regarding the acquisition of 51% of the shares in loT Labs, LLC (“The Company”). The Company’s principal business activity is the sale of Short Messages (SMS) between USA and Mexico.

We have agreed to pay a total of $180,000 for the 51% interest in the Company. The consideration shall occur with an installment of $60,000 on the date of the execution of the Agreement, followed by a second payment of $60,000 at Closing and a final payment of $60,000 that is set to occur 60 days following the Closing Date. Under the Agreement, Mr. Bunt has the right to request that any of the aforementioned payments be made in shares of our common stock, which the parties have agreed to value at $2.00 per share. The shares are subject to adjustment after 180 days and up to 360 days after issuance if our stock trades at less than $2.00 per share. The Agreement provides for a right of return to Mr. Bunt of the shares in the Company if we fail to make timely payments.

We have also agreed to invest in the Company the sum of $500,000 that will be used by the Company to acquire loT Labs MX SAPI to make it a wholly owned subsidiary of the Company. In addition, we and Mr. Bunt have further agreed to finance the Company in order to cover its budget with $300,000, with us responsible for 51% of and Mr. Bunt responsible for 49% of that amount.

On April 28, 2020, the Company issued a convertible note in the principal amount of $44,444.44. The convertible note has a term of twelve months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 40% multiplied by the lowest trading price during the previous thirty days ending on the latest complete trading day prior to the conversion date.

On April 28, 2020, our majority owned subsidiary, QGlobal SMS, LLC (the “Buyer”), entered into a Company Acquisition Agreement (the “Purchase Agreement”) by and between the Buyer and the Jesus Vega (the “Seller”), which agreement provides for the purchase of 100% of the equity and certain assets of Alcyon Cloud SMS, S.a.S., registered with the Secretary of Information and Communication Technology in Colombia (the “Company”).

The Company’s principal business activity is the sale of short messages (SMS) for the retail market. The parties plan to expand services from SMS to offer onmichannel products and services such as SMS, Emails, Rich Communications Services (RCS), Social Media Channels (WhatsApp Messenger, etc.), Web Real-Time Communication (WebRTC), VoIP (IP-PBX, SIP Trunking), ChatBots (Artificial Intelligence Based), SMS to Email and Email to SMS.

The consideration for the acquisition consists of $25,000 USD, payable as follows:

•$15,000 USD shall be paid in cash within a year to be used for the development of the retail marketing plan; and

•The balance of $10,000 USD shall be paid in cash to Seller within a year.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

The Purchase Agreement may be terminated if either the Buyer or the Company are deemed economically unviable or bankrupt; if during due diligence process there is discovered a material impact on the valuation of the Company or the parties mutually agreed to terminate the Purchase Agreement.

The Closing of the Purchase Agreement is scheduled for 90 days from execution, and is subject to conditions, which include the following:

•Buyer’s board of directors approving the transaction;

•Satisfactory due diligence by Buyer;

•Buyer has prepared financial statements that are auditable by a PCAOB auditor.

The Purchase Agreement contains customary representations and warranties of the parties, including, among others, with respect to corporate organization, capitalization, corporate authority, financial statements and compliance with applicable laws. The representations and warranties of each party set forth in the Purchase Agreement were made solely for the benefit of the other parties to the Purchase Agreement, and investors are not third-party beneficiaries of the Purchase Agreement. In addition, such representations and warranties (a) are subject to materiality and other qualifications contained in the Purchase Agreement, which may differ from what may be viewed as material by investors, (b) were made only as of the date of the Purchase Agreement or such other date as is specified in the Purchase Agreement and (c) may have been included in the Purchase Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, the Purchase Agreement is included with this filing only to provide investors with information regarding the terms of the Purchase Agreement, and not to provide investors with any other factual information regarding any of the parties or their respective businesses.

On May 6, 2020, our majority owned subsidiary, loT Labs, LLC (the “Buyer”), entered into a Company Acquisition Agreement (the “Purchase Agreement”) by and between the Buyer and the Francisco Bunt (the “Seller”), which agreement provides for the purchase of 100% of the equity and certain assets of loT Labs MX SAPI., a Mexican corporation domiciled at Hegel 207, Col. Polanco CDMX 11570 Mexico (the “Company”).

The Company has developed a technological solution in loT (“Smart Gas IoT Platform”), which consist of equipment (Hardware) and complete administration platforms (Software), mobile users’ platforms and intellectual property, internet domains among others. The “Smart Gas IoT Platform” device will be installed in the propane gas vessels, and will transmit on real time the pressure that the tank has, and collecting that information into the smart gas software platform, providing to users a very efficient way to manage the propane refill trunks.

The consideration for the acquisition consists of $550,000 USD, payable as follows:

•$100,000 USD payable at closing;

•$150,000 USD payable 90 days from closing;

•$150,000 USD payable 180 days from closing; and

•$150,000 USD payable 270 days from closing.

All payments shall have a maximum tolerance of 15 days, from which will generate interests 3% monthly. After 90 days of delay of the established dates, Seller will have the right to dissolve the acquisition and will return only 50% of Buyer's payment for the acquisition affected by the payment delay.

Seller agrees that he will have the right to request that any of the $150,000 USD payments be made in shares of iQSTEL at a value of $2.00 USD per share. Seller will have the right, after 180 days and up to 360 days of issuance of the iQSTEL shares, to adjust the number of shares if the stock at that time has a value below $2.00 USD per share.

The Purchase Agreement may be terminated if either the Buyer or the Company are deemed economically unviable or bankrupt; if during due diligence process there is discovered a material impact on the valuation of the Company, or the parties mutually agreed to terminate the Purchase Agreement.

The Closing of the Purchase Agreement is scheduled for 90 days from execution, and is subject to conditions, which are included in the Purchase Agreement.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

The Purchase Agreement contains customary representations and warranties of the parties, including, among others, with respect to corporate organization, capitalization, corporate authority, financial statements and compliance with applicable laws. The representations and warranties of each party set forth in the Purchase Agreement were made solely for the benefit of the other parties to the Purchase Agreement, and investors are not third-party beneficiaries of the Purchase Agreement. In addition, such representations and warranties (a) are subject to materiality and other qualifications contained in the Purchase Agreement, which may differ from what may be viewed as material by investors, (b) were made only as of the date of the Purchase Agreement or such other date as is specified in the Purchase Agreement and (c) may have been included in the Purchase Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, the Purchase Agreement is included with this filing only to provide investors with information regarding the terms of the Purchase Agreement, and not to provide investors with any other factual information regarding any of the parties or their respective businesses.

On May 07, 2020, the Company issued a convertible note in the principal amount of $55,000.00. The convertible note has a term of twelve months, accrues interest at 12% annually and the balance outstanding thereunder is convertible into the Company’s common stock at a price equal to 40% multiplied by the lowest trading price during the previous thirty days ending on the latest complete trading day prior to the conversion date.

On May 20, 2020, we entered into a Subscription Agreement with Alpha Capital Anstalt (“Purchaser”), pursuant to which we issued and sold to the Purchaser 2,000,000 shares of our common stock (the “Shares”) for total proceeds of $160,000. The Shares were sold at $0.08 per share, after applying a 20% discount to the purchase price of $0.10 per share.

The Shares were offered and sold pursuant to qualified offering circular on Form 1-A (File No. 024-10950) and related supplement, in each case filed with the Securities and Exchange Commission. A copy of the form of Subscription Agreement used in the offer and sale is attached as Exhibit 13.1 to the Form 1-A/A filed with the SEC on June 3, 2019 and is incorporated herein by reference.

Also on May 20, 2020, we entered into a Securities Purchase Agreement (“SPA”) with Purchaser for the sale of a convertible promissory note, executed on March 20, 2019, in the principal amount of $200,000 (the “Note”). We received $160,000 after paying a $40,000 original issue discount on the Note. The Note bears interest at 5% per annum and matures one year from the date of issuance. After 180 days from issuance, the Note may be converted by purchaser into shares of our common stock at a conversion price of the lesser of (i) $0.025 or (ii) 40% of the lowest trading price of our common stock in the 20 days preceding the issuance date of the Note.

As additional consideration for the Note, we issued to Purchaser a warrant (the “Warrant”) to purchase 2,000,000 shares of common stock at an exercise price of $0.02 per share (subject to adjustment as set forth in the Warrant) expiring six months from the date of issuance.

On May 22, 2020, we entered into an amendment (the “Amendment”) to the convertible promissory note, executed on December 3, 2019 in the principal amount of $235,000 (the “Note”) with Labrys Fund, LP, a Delaware limited partnership (“Purchaser”). Purchaser agreed to waive all existing events of default under the Note provided that we fulfill all of our obligations under the Amendment. If we fail to do so, any default existing as of May 22, 2020 shall be reinstated. Under the Amendment, we agreed to amend Section 1.9 of the Note in order to pay the Purchaser in installments until the Note is paid in full. There shall be 9 total monthly installment payments for an aggregate of $308,660.80. The first payment of $35,000 is due on or before June 19, 2020 and the final payment of $28,660.80 is due on or before February 19, 2021.

On June 3, 2020, we entered into a Subscription Agreement with Alpha Capital Anstalt (“Purchaser”), pursuant to which we issued and sold to the Purchaser 2,500,000 shares of our common stock (the “Shares”) for total proceeds of $200,000. The Shares were sold at $0.08 per share, after applying a 20% discount to the purchase price of $0.10 per share.

The Shares were offered and sold pursuant to qualified offering circular on Form 1-A (File No. 024-10950) and related supplement, in each case filed with the Securities and Exchange Commission. A copy of the form of Subscription Agreement used in the offer and sale is attached as Exhibit 13.1 to the Form 1-A/A filed with the SEC on June 3, 2019 and is incorporated herein by reference.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2020

NOTE 14 - SUBSEQUENT EVENTS (CONTINUED)

Also on June 3, 2020, we entered into a Securities Purchase Agreement (“SPA”) with Purchaser for the sale of a convertible promissory note, executed on June 3, 2019, in the principal amount of $250,000 (the “Note”). We received $200,000 after paying a $50,000 original issue discount on the Note. The Note bears interest at 5% per annum and matures one year from the date of issuance. After 180 days from issuance, the Note may be converted by purchaser into shares of our common stock at a conversion price of the lesser of (i) $0.035 or (ii) 40% of the lowest trading price of our common stock in the 20 days preceding the issuance date of the Note.

As additional consideration for the Note, we issued to Purchaser a warrant (the “Warrant”) to purchase 2,500,000 shares of common stock at an exercise price of $0.03 per share (subject to adjustment as set forth in the Warrant) expiring six months from the date of issuance.

On June 08, 2020, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Triton Funds, LP, a Delaware limited partnership (the “Investor”), whereby we shall have the right to require the Investor to purchase up to $1,042,157 of shares of our common stock (the “Investment Amount”), par value $0.001 per share (“Common Stock”) during the commitment period (the “Commitment Period” commencing on June 08, 2020, and terminating on the earlier of (i) December 31, 2020, or (iii) the date that the Investor has purchased the Investment Amount).

The purchase price for the shares to be paid by the Investor at each closing shall be 80% of the lowest trading price of our Common Stock during the 7 business days prior to closing.

The obligation of the Investor to purchase the shares is subject to several conditions, including, among other thing, (i) that the Company has filed a registration statement with the United States Securities and Exchange Commission registering the shares, and (ii) that the purchase of the shares shall not cause the Investor to own more than 9.99% of the outstanding shares of the Company’s common stock.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2020 was $5,017,412, compared with $4,163,203 for the three months ended March 31, 2019.

These numbers reflect an increase of 20.52% quarter over quarter on our consolidated Revenues. When looking at the numbers by subsidiary, Etelix’s revenue was $3,820,533, including ineptest-company sale of $1,238 and SwissLink contributed $1,198,117. The continued growth of our revenue, during the last three years, is due to our focus on carrying traffic to higher revenue per minute destinations in Africa. We have to remember that one of our main strategic lines of actions in the last years has been to strengthen the business relationship with our customers in Europe and leverage from there our growth in the African market, with half of the traffic terminated in Africa originating from Europe.

If net revenues continue growing at a similar rate for the next twelve months, we believe that the Company will reach a total revenue of approximately $23 million by December 31, 2020.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2020 increased to $5,178,553, compared with $3,727,626 for the three months ended March 31, 2019.

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

Operating Expenses

Operating expenses increased to $1,297,527 for the three months ended March 31, 2020 from $190,507 for the three months ended March 31, 2019. The detail by major category is reflected in the table below.

	Three Months Ended March 31
	2020	2019
Salaries, Wages and Benefits	$291,969	$56,600
Technology	25,133	43,560
Professional Fees	37,597	31,377
Legal & Regulatory	36,490	17,570
Write-off of due from related party	43,375	-
Depreciation and Amortization	13,425	12,557
Advertising	285,912	-
Bank Services and Fees	12,138	-
Office, Facility and Other	51,454	28,843

Sub Total	797,493	190,507

Stock-based compensation	500,034	-

Total Operating Expense	$1,297,527	$190,507

The main reasons for the overall increase in operating expenses in 2020 were: (1) the Salaries, Wages and Benefits as a result of the new employment agreements with the Management Team members valid from May 2019, where the aggregated monthly salaries varied from $11,500 to $36,000, and the implementation starting on January 2020 of a compensation for Board Members of 3,000 monthly; (2) the Legal & Regulatory comprised of legal and all public costs; (3) Bank Services and Fees and Office, Facilities and Others now include those related to SwissLink. In some of those items we are expecting to create synergies and reduce the overall costs.

The item Technology already reflects the savings resulting from the implementation of the new HostSBC switching platform.

Write-off of due from related party was $43,375.

Item Advertising corresponds to the third-party consultancy for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand image.

All other items were stable from one year to the other, which allows us to affirm that the cost structure of the Company is under control and supervision.

Operating Income

The Company showed negative Operating Income for the three months ended March 31, 2020 of $1,458,668 compared with a positive result of $245,070 for the three months ended March 31, 2019.

The decrease in operating income for the three month period ended March 31, 2020 is primarily due to the costs associated to the operation of the public entity (iQSTEL, Inc.) estimated in the amount of $976,847.

Other Expenses/Other Income

We had other expenses of $2,450,535 for the three months ended March 31, 2020, as compared with other expenses of $1,270,648 for the same period ended 2019. The increase in other expenses is a result of the change in fair value of derivative liabilities of $1,660,023 for the three months ended March 31, 2020 compared to $1,008,069 for the same period ended 2019, and the increase of interest expenses of $801,374 for the three months ended March 31, 2020 compared to $265,037 for the same period ended 2019.

Net Loss

We finished the three months ended March 31, 2020 with a net comprehensive loss attributed to shareholders of iQSTEL Inc. of $3,890,490, as compared to a loss of $1,025,578 during the three months ended March 31, 2019.

The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) a loss in the change in fair value of derivative liabilities of $1,660,023 and (2) an increment in interest expenses of $536,337 quarter over quarter.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $3,032,589 and current liabilities of $10,977,710, resulting in a working capital deficit of $7,945,121. This compares with the working capital deficit of $7,707,148 at December 31, 2019. This increase in working capital deficit, as discussed in more detail below, is primarily the result of the reduction in the accounts receivable and the increase in convertible notes offset by the reduction in the derivative liabilities.

Our operating activities used $541,884 in the three months ended March 31, 2020 as compared with $321,149 used in operating activities in the three months ended March 31, 2019.

Investing activities used $58,679 for the three months ended March 31, 2020. Uses of funds on investing activities were the purchase of property and equipment for value of $45,280 and net payment of loans between related parties of $13,149.

Financing activities provided $586,874 in the three months ended March 31, 2020 compared with $387,663 provided in the three months ended March 31, 2019. Our positive financing cash flow in 2020 was largely the result of the proceeds from loans, capital contributions and proceeds from convertible notes.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2020.

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

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2020. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 15, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended March 31, 2019, we issued 18,099,489 common shares in conjunction with convertible notes; and 8,481,510 on stock-based compensations.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on June 29, 2020 on its behalf by the undersigned thereunto duly authorized.

iQSTEL INC.

/s/ Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer