Form 10-Q
period 2020-06-30
iQSTEL Inc
filed 2020-08-13
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 72,598,774 common shares as of August 11, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

4	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019;
5	Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited);
6	Consolidated Statements of Stockholder’s Equity as of June 30, 2020; and 2019; and
7	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited)
8	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$779,553	$270,503
Accounts receivable, net	2,706,733	2,759,164
Due from related parties	287,884	316,860
Prepaid and other current assets	79,132	91,970
Total Current Assets	3,853,302	3,438,497

Property and equipment, net	351,411	287,970
Intangible asset	21,875	-
Goodwill	1,537,742	1,455,960
Deferred tax assets	429,757	420,519
TOTAL ASSETS	$6,194,087	$5,602,946

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	2,280,050	2,291,921
Due to related parties	154,616	34,631
Loans payable - net of discount of $9,702 and $0	1,205,288	89,671
Loans payable - related parties	1,925,141	1,885,708
Current portion of convertible notes - net of discount of $457,454 and $597,654	1,115,852	1,251,096
Other current liabilities	675,225	848,484
Derivative liabilities	1,159,797	4,744,134
Total Current Liabilities	8,515,969	11,145,645

Convertible notes - net of discount of $2,929 and $48,558	2,071	11,442
Loans payable	270,611	178,021
Employee benefits, non-current	150,949	38,253
TOTAL LIABILITIES	8,939,600	11,373,361

Stockholders' Deficit
Preferred stock: 1,200,000 authorized; $0.0001 par value - no shares issued and outstanding	-	-
Common stock: 300,000,000 authorized; $0.001 par value 68,295,300 and 18,008,591 shares issued and outstanding, respectively	68,295	18,008
Additional paid in capital	8,686,103	3,240,528
Accumulated deficit	(10,729,728)	(8,125,257)
Accumulated other comprehensive income	(17,311)	(181)
Deficit attributed to stockholders of iQSTEL Inc.	(1,992,641)	(4,866,902)
Deficit attributable to noncontrolling interests	(752,872)	(903,513)
Total stockholders' Deficit	(2,745,513)	(5,770,415)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,194,087	$5,602,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$11,130,086	$4,253,359	$16,147,498	$8,416,562
Cost of revenue	10,397,778	4,345,087	15,576,331	8,072,713
Gross profit	732,308	(91,728)	571,167	343,849

Operating expenses
General and administration	905,016	341,553	2,202,543	532,060
Total operating expenses	905,016	341,553	2,202,543	532,060

Operating loss	(172,708)	(433,281)	(1,631,376)	(188,211)

Other income (expense)
Other income	8,815	-	24,732	2,600
Other expenses	(3,002)	(233)	(8,057)	(375)
Interest expense	(653,141)	(511,125)	(1,454,515)	(776,162)
Change in fair value of derivative liabilities	1,914,271	460,398	254,248	(547,671)
Gain on settlement of debt	283,230	-	283,230	-
Total other income (expense)	1,550,173	(50,960)	(900,362)	(1,321,608)

Net Income (loss) before provision for income taxes	1,377,465	(484,241)	(2,531,738)	(1,509,819)
Income taxes	-	-	-	-
Net income (loss)	1,377,465	(484,241)	(2,531,738)	(1,509,819)
Less: Net income attributable to noncontrolling interests	91,446	-	72,733	-
Net income (loss) attributed to stockholders of iQSTEL Inc.	$1,286,019	$(484,241)	$(2,604,471)	$(1,509,819)

Comprehensive income (loss)
Net income (loss)	$1,377,465	$(484,241)	$(2,531,738)	$(1,509,819)
Foreign currency adjustment	(30,310)	-	(33,588)	-
Total comprehensive income (loss)	1,347,155	$(484,241)	$(2,565,326)	$(1,509,819)
Less: Comprehensive income attributable to noncontrolling interests	76,594	-	56,275	-
Net comprehensive income (loss) attributed to stockholders of iQSTEL Inc.	$1,270,561	$(484,241)	$(2,621,601)	$(1,509,819)

Basic income (loss) per common share	$0.02	$(0.03)	$(0.06)	$(0.1)
Diluted loss per common share	$(0.01)	$(0.03)	$(0.06)	$(0.1)

Weighted average number of common shares outstanding - Basic	57,019,993	15,357,689	43,928,994	15,199,517
Weighted average number of common shares outstanding - Diluted	68,551,209	15,357,689	43,928,994	15,199,517

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Common Stock
			Additional		Accumulated		Non	Total
			Paid in	Accumulated	Comprehensive		Controlling	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Total	Interest	Deficit
Balance - December 31, 2019	18,008,591	$18,008	$3,240,528	$(8,125,257)	$(181)	$(4,866,902)	$(903,513)	$(5,770,415)

Common stock issued for settlement of debt	4,308,510	4,309	198,191	-	-	202,500	-	202,500
Common stock issued for services	4,173,000	4,173	445,861	-	-	450,034	-	450,034
Common stock issued for forbearance of debt	50,000	50	2,850	-	-	2,900	-	2,900
Common stock issued for conversion of debt	17,208,350	17,208	256,760	-	-	273,968	-	273,968
Common stock issued for exercised cashless warrant	2,235,697	2,235	(2,235)	-	-	-	-	-
Common stock to be issued for acquisition of Itsbchain LLC	-	-	50,000	-	-	50,000	-	50,000
Resolution of derivative liabilities	-	-	2,567,348	-	-	2,567,348	-	2,567,348
Foreign currency translation adjustments	-	-	-	-	(1,672)	(1,672)	(1,606)	(3,278)
Net loss	-	-	-	(3,890,490)	-	(3,890,490)	(18,713)	(3,909,203)
Balance - March 31, 2020	45,984,148	$45,983	$6,759,303	$(12,015,747)	$(1,853)	$(5,212,314)	$(923,832)	$(6,136,146)

Common stock issued for cash	4,500,000	4,500	355,500	-	-	360,000	-	360,000
Common stock issued for conversion of debt	16,613,263	16,614	410,918	-	-	427,532	-	427,532
Common stock issued for exercised cashless warrant	997,889	998	(998)	-	-	-	-	-
Common stock issued for settlement of debt	200,000	200	67,140	-	-	67,340	-	67,340
Resolution of derivative liabilities	-	-	1,094,240	-	-	1,094,240	-	1,094,240
Acquisition of loT Labs	-	-	-	-	-	-	94,366	94,366
Foreign currency translation adjustments	-	-	-	-	(15,458)	(15,458)	(14,852)	(30,310)
Net income	-	-	-	1,286,019	-	1,286,019	91,446	1,377,465
Balance - June 30, 2020	68,295,300	$68,295	$8,686,103	$(10,729,728)	$(17,311)	$(1,992,641)	$(752,872)	$(2,745,513)

	Common Stock
			Additional		Total
			Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2018	15,022,650	$15,023	$1,054,718	$(2,667,388)	$(1,597,647)

Common stock issued in conjunction with convertible notes	254,074	254	249,746	-	250,000
Capital contribution	-	-	10,000	-	10,000
Net loss	-	-	-	(1,025,578)	(1,025,578)
Balance - March 31, 2019	15,276,724	$15,277	$1,314,464	$(3,692,966)	$(2,363,225)

Common stock issued for conversion of debt	76,335	76	4,924	-	5,000
Resolution of derivative liabilities	-	-	181,326	-	181,326
Common stock issued in conjunction with convertible notes	122,857	123	244,577	-	244,700
Net loss	-	-	-	(484,241)	(484,241)
Balance - June 30, 2019	15,475,916	$15,476	$1,745,291	$(4,177,207)	$(2,416,440)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,531,738)	$(1,509,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	500,034	-
Write-off of due from related party	43,375	-
Depreciation and amortization	31,140	19,281
Amortization of debt discount	725,650	541,894
Change in fair value of derivative liabilities	(254,248)	547,671
Gain on settlement of debt	(283,230)	-
Prepayment and default penalty	239,271	-
Changes in operating assets and liabilities:
Accounts receivable	71,727	228,929
Accounts receivable - related party	-	(10,701)
Other current assets	14,930	(91,576)
Accounts payable	(30,404)	(351,267)
Other current liabilities	347,186	(42,149)
Net cash used in operating activities	(1,126,307)	(667,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	75,781	-
Purchase of property and equipment	(58,832)	-
Payment of loan receivable - related party	(14,787)	(10,000)
Collection from due from related parties - related party	388	10,000
Net cash provided by (used in) investing activities	2,550	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(82)
Proceeds from loans payable	731,560	64,400
Repayments of loans payable	(247,855)	(171,302)
Proceeds from loans payable - related parties	182	46,438
Repayment of loans payable - related parties	(197)	(32,400)
Contribution	-	10,000
Common stock issued	360,000	-
Proceeds from convertible notes	1,260,000	1,048,500
Repayment of convertible notes	(477,190)	(221,901)
Net cash provided by financing activities	1,626,500	743,653

Effect of exchange rate changes on cash	6,307	-

Net change in cash and cash equivalents	509,050	75,916
Cash and cash equivalents, beginning of period	270,503	4,570
Cash and cash equivalents, end of period	$779,553	$80,486

Supplemental cash flow information
Cash paid for interest	$353,517	$208,557
Cash paid for taxes	$-	$-

Non-cash transactions:
Derivative liabilities recognized as debt discount	$331,499	$403,800
Common stock issued in conjunction with convertible notes	$-	$494,700
Common stock issued for conversion of debt	$701,500	$5,000
Common stock issued for cashless warrant exercised	$3,233	$-
Resolution of derivative liabilities	$3,661,588	$-
Common stock issued for settlement of debt	$269,840	$-
Amounts due for acquisition of IOT Labs	$120,000	$-
Common stock issued for forbearance of debt	$2,900	$-
Replacement of convertible notes to note payable	$700,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of PureSnax International, Inc. and changed its name to iQSTEL Inc. on August 7, 2018.

The Company has been engaged in the business of telecommunication services as a wholesale carrier of voice, SMS and data for other telecom companies around the World with more than 150 active interconnection agreements with mobile companies, fix line companies and other wholesale carriers.

Acquisition

On April 15, 2020, we entered into a Company Acquisition Agreement (the “Agreement”) with Francisco Bunt regarding the acquisition of 51% of the shares in loT Labs, LLC (“loT Labs”). The loT Labs’ principal business activity is the sale of Short Messages (SMS) between USA and Mexico.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August 13, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 15, 2020.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC, SwissLink Carrier AG, ITSBCHAIN, LLC, QGLOBAL SMS, LLC and loT Labs, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

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

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”.

The Company’s, Etelix’s, ITSBCHAIN, LLC’s, QGLOBAL SMS, LLC’s and loT Labs LLC’s functional currency and reporting currency is the U.S. dollar, SwissLink’s functional currency is the Swiss Franc (“CHF”).

SwissLink translates their records into U.S. dollars as follows:

•Assets and liabilities at the rate of exchange in effect at the balance sheet date

•Equities at historical rate

•Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in stockholders’ equity.

	June 30,	December 31,
	2020	2019
Spot CHF: USD exchange rate	$1.0560	$1.0333
Average CHF: USD exchange rate	$1.0379	$1.0122

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2020 and December 31, 2019, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense for the six months ended June 30, 2020 and 2019.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables that it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits; however, management believes that there is no unusual risk present, as the Company places its cash with financial institutions which management considers being of high quality.

During the six months ended June 30, 2020, twelve customers represented 83% of our consolidated revenues. During the six months ended June 30, 2019, eight customers represented 81% of our consolidated revenues.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenue from telecommunication services in accordance with ASC 606, “Revenue from Contracts with Customers.”

The Company recognizes revenue related to monthly usage charges and other recurring charges during the period in which the telecommunication services are rendered, provided that persuasive evidence of a sales arrangement existed, and collection was reasonably assured. Management considers persuasive evidence of a sales arrangement to be a written interconnection agreement. The Company’s payment terms vary by clients.

Lease

The Company leases office space for corporate and network monitoring activities and to house telecommunications equipment.

In accordance with ASC 842, “Leases”, we determine if an arrangement is a lease at inception.

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company incurred a net loss of $2,531,738 for the six months ended June 30, 2020 and has negative working capital as of June 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

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

NOTE 4 - ACQUISITION

On April 15, 2020, we entered into a Company Acquisition Agreement (the “Agreement”) with Francisco Bunt regarding the acquisition of 51% of the shares in loT Labs. The Company’s principal business activity is the sale of Short Messages (SMS) between USA and Mexico.

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

The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

April 15,
2020
Fair Value of Consideration:
Cash	$180,000
Total Purchase Price	$180,000

loT Labs has been included in our consolidated results of operations since the acquisition date.

The following table summarizes the identifiable assets acquired and liabilities assumed upon acquisition of IoT Labs and the calculation of goodwill:

Total purchase price	$180,000
Cash	135,781
Other current assets	953
Property and equipment	34,075
Intangible asset	21,875
Total identifiable assets	192,684
Accounts payable	(100)
Total liabilities assumed	(100)
Net assets	192,584
Non-controlling interest	94,366
Total net assets	98,218
Goodwill	$81,782

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 4 - ACQUISITION

Unaudited combined proforma results of operations for the six months ended June 30, 2020 and 2019 as though the Company acquired loT Labs on January 1, 2019, are set forth below:

	Six Months Ended
	June 30,
	2020	2019
Revenues	$27,021,660	$18,326,320
Cost of revenues	26,259,694	17,807,759
Gross profit	761,966	518,561

Operating expenses	2,253,079	563,347
Operating loss	(1,491,113)	(44,786)

Other expense	(900,362)	(1,321,608)
Net Loss	$(2,391,475)	$(1,366,394)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
Advance payment to suppliers	$6,600	$6,600
Other receivable	50,824	78,936
Prepaid expenses	21,108	5,834
Tax receivable	600	600
	$79,132	$91,970

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
Telecommunication equipment	$258,246	$249,169
Telecommunication software	496,822	436,124
Other equipment	42,758	8,497
Total property and equipment	797,826	693,790
Accumulated depreciation and amortization	(446,415)	(405,820)
Total property and equipment	$351,411	$287,970

Depreciation expense for the six months ended June 30, 2020 and 2019 amounted to $31,140 and $19,281, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 7 –LOANS PAYABLE

Loans payable at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,		Interest
	2020	2019	Term	rate
Unique Funding Solutions_2	$2,000	$2,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.60%
YES LENDER LLC	-	25,500	October 17, 2019 and due on March 31, 2020	30.00%
Complete Business Solutions_8	9,170	52,170	December 24, 2010 and due on August 20, 2020	26.00%
Nicolas Arvelo	5,000	5,000	Note was issued on November 20, 2019 and due on November 20, 2020	12.00%
Martin Mendoza Diaz	5,000	5,000	Note was issued on November 20, 2019 and due on November 20, 2020	12.00%
Martus	101,582	99,399	Note was issued on October 23, 2018 and due on January 3, 2022	5.00%
Swisspeers AG	63,429	78,623	Note was issued on April 8, 2019 and due on October 4, 2022	7.00%
Apollo Management Group, Inc	63,158	-	Note was issued on March 18, 2020 and due on August 18, 2020	12.00%
Apollo Management Group, Inc 2	68,421	-	Note was issued on March 25, 2020 and due on August 25, 2020	12.00%
Apollo Management Group, Inc 3	66,316	-	Note was issued on April 1, 2020 and due on October 1, 2021	12.00%
Apollo Management Group, Inc 4	73,684	-	Note was issued on April 2, 2020 and due on October 2, 2021	12.00%
Apollo Management Group, Inc 5	36,842	-	Note was issued on April 7, 2020 and due on October 7, 2021	12.00%
Apollo Management Group, Inc 6	84,211	-	Note was issued on April 15, 2020 and due on October 15, 2021	12.00%
Apollo Management Group, Inc 7	77,095	-	Note was issued on April 20, 2020 and due on May 20, 2021	12.00%
Labrys Fund	700,000	-	Note was issued on June 26, 2020 and due on April 1, 2021	12.00%
YES LENDER LLC 2	24,093	-	Note was issued on January 8, 2020 and due on August 12, 2020	29.00%
Darlene Covi19	105,600	-	Note was issued on April 1, 2020 and due on March 31, 2025	0.00%
Total	1,485,601	267,692
Less: Unamortized debt discount	(9,702)	-
Total loans payable	1,475,899	267,692
Less: Current portion of loans payable	(1,205,288)	(89,671)
Long-term loans payable	$270,611	$178,021

Loans payable to related parties at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
Alonso Van Der Biest	$80,200	$80,200
Alvaro Quintana	10,587	10,587
49% of Shareholder of Swisslink	1,623,154	1,588,261
49% of Shareholder of Swisslink	211,200	206,660
Total	1,925,141	1,885,708
Less: Current portion of loans payable	1,925,141	1,885,708
Long-term loans payable	$-	$-

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 7 –LOANS PAYABLE (CONTINUED)

During the six months ended June 30, 2020 and 2019, the Company borrowed amounts from third parties totaling $760,139 and $82,353, which includes original issue discount and financing costs of $28,579 and $17,953, respectively, and repaid the principal amount of $247,855 and $171,302, respectively.

During the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $85,172 and $90,096 and recognized amortization of discount, included in interest expense, of $18,877 and $17,953, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2020 and December 31, 2019 consist of the following:

	June 30,	December 31,
	2020	2019
Accrued liabilities	$14,284	$2,700
Credit card liabilities	-	4,987
Accrued interest	276,921	365,345
Salary payable - management	255,431	268,231
Employee benefits	106,648	192,288
Other current liabilities	21,941	14,933
	$675,225	$848,484

NOTE 9 - CONVERTIBLE NOTES

At June 30, 2020 and December 31, 2019, convertible notes consist of the following:

	June 30,	December 31,
	2020	2019
Promissory notes – Issued in fiscal year 2019, with variable conversion features	$142,750	$1,908,750
Promissory notes – Issued in fiscal year 2020, with variable conversion features	1,435,556	-
Total convertible notes payable	1,578,306	1,908,750
Less: Unamortized debt discount	(460,383)	(646,212)
Total convertible notes	1,117,923	1,262,538

Less: current portion of convertible notes	1,115,852	1,251,096
Long-term convertible notes	$2,071	$11,442

During the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $643,693 and $144,172 and recognized amortization of discount, included in interest expense, of $706,773 and $523,941, respectively.

During the six months ended June 30, 2020 and 2019, the Company repaid notes of $477,190 and $221,901 and accrued interest including prepayment penalty of $138,415 and $120,006.

Conversion

During the six months ended June 30, 2020, the Company converted notes with principal amounts of $616,118 and accrued interest of $85,383 into 33,821,613 shares of common stock. The corresponding derivative liability at the date of conversion of $3,661,588 was settled through additional paid in capital.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 9 - CONVERTIBLE NOTES (CONTINUED)

Settlement

On June 26, 2020, the Company issued a loan payable of $700,000 to Labrys Fund to settle the previously-outstanding convertible notes with accrued interest of $986,340. As a result, the Company recognized a gain on settlement of debt of $286,340 (Note 7).

On June 10, 2020, the Company settled a convertible note with accrued interest of $64,230 with a total of 650,000 share issuances. As of June 30, 2020, the Company issued 200,000 shares and shall issue 225,000 shares each in July and August 2020. As a result, the Company recognized a loss on settlement of debt of $3,110.

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

Promissory Notes - Issued in fiscal year 2020

During the six months ended June 30, 2020, the Company issued a total of $1,449,444 in notes with the following terms:

•Terms 12 months.

•Annual interest rates 5% or 12%.

•Convertible at the option of the holders 180 days from issuance.

•Conversion prices are typically based on the discounted (60% discount) lowest trading prices of the Company’s shares during 30 trading day periods prior to conversion. Certain note has a capped conversion price of $0.025.

Notes allow the Company to redeem the notes at 125% provided that no redemption is allowed after the 180th day. Likewise, the notes include original issue discount and financing costs totaling $189,444 and the Company received cash of $1,260,000. Certain convertible notes were also provided with a total of 4,500,000 warrants.

Derivative liabilities

The Company determined that the conversion option in the notes met the definition of liabilities in accordance with ASC Topic No. 815 - 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock.” The Company will bifurcate the embedded conversion options in the notes once the notes become convertible and account for them as derivative liabilities.

The Company valued the conversion features of convertible notes and warrants using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the six months ended June 30, 2020, amounted to $426,390. $331,499 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $94,891 was recognized as a “day 1” derivative loss.

The fair value of the derivative liability for all the notes and warrants that became convertible for the year ended December 31, 2019 amounted to $4,916,471. $1,313,350 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $3,603,121 was recognized as a “day 1” derivative loss.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 9 - CONVERTIBLE NOTES (CONTINUED)

Warrants

A summary of activity during the six months ended June 30, 2020 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 2019	367,343	$0.48
Granted	4,500,000	-
Reset	10,813,001	0.012
Cashless Exercised	(7,013,677)	-
Forfeited/canceled	-	-
Outstanding, June 30, 2020	8,666,667	$0.006

The reset feature of warrants associated with the convertible notes was effective at the time that a separate convertible note with lower exercise price was issued. As a result of the reset features for warrants, the warrants increased by 10,813,001 at $0.0012 per share. We accounted for the issuance of the warrants as a liability and recognized the derivative liability.

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2020:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining Contractual life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
8,666,667	0.79	$0.006	8,666,667	$0.006

The intrinsic value of the warrants as of June 30, 2020 is $667,600.

NOTE 10 - DERIVATIVE LIABILITIES

The Company analyzed the conversion options for derivative accounting consideration under ASC 815, “Derivatives and Hedging,” and determined that the instrument should be classified as a liability since the conversion options become effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2020 and December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 10 - DERIVATIVE LIABILITIES (CONTINUED)

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months Ended	Year Ended
	June 30,	December31,
	2020	2019
Expected term	0.06 - 6.00 years	0.03 - 5.00 years
Expected average volatility	139% - 550%	4% - 639%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 2.56%	1.44% - 2.57%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$4,744,134

Addition of new derivatives recognized as debt discounts	331,499
Addition of new derivatives recognized as loss on derivatives	94,891
Settled on issuance of common stock	(3,661,588)
Change in fair value of the derivative	(349,139)
Balance - June 30, 2020	$1,159,797

The aggregate (gain) loss on derivatives during the six months ended June 30, 2020 and 2019 was as follows:

	Six Months Ended
	June 30,
	2020	2019
Addition of new derivatives recognized as loss on derivatives	$94,891	$2,180,190
Change in fair value of derivatives	(349,139)	(1,632,519)
	$(254,248)	$547,671

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended June 30, 2020, the Company issued 50,286,709 shares of common stock, valued at fair market value on issuance as follows;

•4,500,000 shares issued for cash of $360,000

•4,508,510 shares issued for settlement of debt of $269,840

•4,173,000 shares issued for services valued at $450,034

•50,000 shares issued for forbearance of debt of $2,900

•33,821,613 shares issued for conversion of debt of $701,500

•3,233,586 shares issued for cashless exercised warrant

As of June 30, 2020 and December 31, 2019, 68,295,300 and 18,008,591 shares of common stock were issued and outstanding, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from related party

During the six months ended June 30, 2020, the Company loaned $14,787 to related parties who are a shareholder and a former director, collected $388 and wrote off amounts totaling $43,375.

As of June 30, 2020 and December 31, 2019, the Company had due from related parties of $287,884 and $316,860, respectively. The amounts are unsecured, non-interest bearing and due on demand.

Due to related parties

During the six months ended June 30, 2020, the Company borrowed $182 from the CFO of the Company and repaid $197 to the CEO and CFO.

As of June 30, 2020, the Company owed $120,000 to Francisco Bunt who owns 49% of loT Labs (Note 4).

As of June 30, 2020 and December 31, 2019, the Company had amounts due to related parties of $154,616 and $34,631, respectively. The amounts are unsecured, non-interest bearing and due on demand.

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

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

During the six months ended June 30, 2020 and 2019, the Company recorded management fees of $252,000 and $118,000 and paid $62,300 and $62,200, respectively. During the six months ended June 30, 2020, the Company settled accrued salary – management of $202,500 and issued 4,308,510 shares. As at June 30, 2020 and December 31, 2019, the Company accrued management salaries of $255,431 and $268,231, respectively.

NOTE 13 – COMMITMENTS AND CONTIGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Lease

The Company leases facilities which the term is 12 months. For the six months ended June 30, 2020 and 2019, the Company incurred $16,100 and $0, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 14 – EARNING PER SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options, unvested restricted shares, and outstanding warrants that are computed using the treasury stock method. Antidilutive stock awards consist of stock options that would have been antidilutive in the application of the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net Income (Loss)	$1,377,465	$(484,241)	$(2,531,738)	$(1,509,819)
Change in fair value of derivatives	(1,914,271)	-	-	-
Interest on convertible debt	111,518	-	-	-
Net Loss - diluted	$(425,288)	$(484,241)	$(2,531,738)	$(1,509,819)

Denominator:
Weighted average common shares outstanding	57,019,993	15,357,689	43,928,994	15,199,517
Effect of dilutive shares	11,531,215	-	-	-
Diluted	68,551,208	15,357,689	43,928,994	15,199,517

Net income per common share:
Basic	$0.02	$(0.03)	$(0.06)	$(0.1)
Diluted	$(0.01)	$(0.03)	$(0.06)	$(0.1)

For the six months ended June 30, 2020 and three and six months ended June 30, 2019, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 15 – SEGMENT

At June 30, 2020, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and six months ended June 30, 2020 and 2019:

Three months Ended June 30, 2020

	USA	Switzerland	Elimination	Total
Revenues	$9,947,837	$1,183,087	$(838)	$11,130,086
Cost of revenue	9,387,289	1,011,327	(838)	10,397,778
Gross profit	560,548	171,760	-	732,308

Operating expenses
General and administration	741,967	163,049	-	905,016
Operating income (loss)	(181,419)	8,711	-	(172,708)
Other income (expense)	1,547,495	2,678	-	1,550,173
Net income	$1,366,076	$11,389	$-	$1,377,465

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 15 – SEGMENT (CONTINUED)

Three months Ended June 30, 2019

	USA	Switzerland	Elimination	Total
Revenues	$4,253,359	$-	$-	$4,253,359
Cost of revenue	4,345,087	-	-	4,345,087
Gross profit	(91,728)	-	-	(91,728)

Operating expenses
General and administration	341,553	-	-	341,553
Operating income (loss)	(433,281)	-	-	(433,281)
Other income (expense)	(50,960)	-	-	(50,960)
Net income	$(484,241)	$-	$-	$(484,241)

Six months Ended June 30, 2020

	USA	Switzerland	Elimination	Total
Revenues	$13,768,370	$2,381,204	$(2,076)	$16,147,498
Cost of revenue	13,508,472	2,069,935	(2,076)	15,576,331
Gross profit	259,898	311,269	-	571,167

Operating expenses
General and administration	1,874,059	328,484	-	2,202,543
Operating income (loss)	(1,614,161)	(17,215)	-	(1,631,376)
Other income (expense)	(890,776)	(9,586)	-	(900,362)
Net income	$(2,504,937)	$(26,801)	$-	$(2,531,738)

Six months Ended June 30, 2019

	USA	Switzerland	Elimination	Total
Revenues	$8,416,562	$-	$-	$8,416,562
Cost of revenue	8,072,713	-	-	8,072,713
Gross profit	343,849	-	-	343,849

Operating expenses
General and administration	532,060	-	-	532,060
Operating income (loss)	(188,211)	-	-	(188,211)
Other income (expense)	(1,321,608)	-	-	(1,321,608)
Net income	$(1,509,819)	$-	$-	$(1,509,819)

As of August 7, 2019, having completed all conditions under the Purchase Agreement, the Company acquired SwissLink located in Switzerland.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2020

NOTE 15 – SEGMENT (CONTINUED)

Asset Information

The following table shows asset information by geographic segment at June 30, 2020 and December 31, 2019:

June 30, 2020	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,410,729	$1,270,688	$(828,115)	$3,853,302
Non-current assets	$3,497,963	$512,337	$(1,669,515)	$2,340,785
Liabilities
Current liabilities	$6,422,646	$2,921,438	$(828,115)	$8,515,969
Non-current liabilities	$2,071	$421,560	$-	$423,631

December 31, 2019	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,073,654	$1,174,856	$(810,013)	$3,438,497
Non-current assets	$3,146,894	$456,070	$(1,438,515)	$2,164,449
Liabilities
Current liabilities	$9,041,421	$2,914,237	$(810,013)	$11,145,645
Non-current liabilities	$11,442	$216,274	$-	$227,716

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to June 30, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

On July 14, 2020, we entered into a Subscription Agreement with Alpha Capital Anstalt (“Purchaser”), pursuant to which we issued and sold to the Purchaser 2,000,000 shares of our common stock (the “Shares”) for total proceeds of $160,000. The Shares were sold at $0.08 per share, after applying a 20% discount to the purchase price of $0.10 per share.

The Shares were offered and sold pursuant to qualified offering circular on Form 1-A (File No. 024-10950) and related supplement, in each case filed with the Securities and Exchange Commission. A copy of the form of Subscription Agreement used in the offer and sale is attached as Exhibit 13.1 to the Form 1-A/A filed with the SEC on June 3, 2019.

Also on July 14, 2020, we entered into a Securities Purchase Agreement (“SPA”) with Purchaser for the sale of a convertible promissory note, executed on July 15, 2019, in the principal amount of $200,000 (the “Note”). We received $160,000 after paying a $40,000 original issue discount on the Note. The Note bears interest at 5% per annum and matures one year from the date of issuance. After 180 days from issuance, the Note may be converted by purchaser into shares of our common stock at a conversion price of the lesser of (i) $0.025 or (ii) 40% of the lowest trading price of our common stock in the 20 days preceding the issuance date of the Note.

As additional consideration for the Note, we issued to Purchaser a warrant (the “Warrant”) to purchase 2,000,000 shares of common stock at an exercise price of $0.02 per share (subject to adjustment as set forth in the Warrant) expiring six months from the date of issuance.

On July 01, 2020, we entered into a 60-day term bridge loan with Apollo Management Group for the principal amount of $73,684.21 bearing interest at the rate of Twelve (12%) percent per annum, commencing on the date such Loan is funded until the date the Loan is paid in full.

On July 22, 2020, we entered into an Exchange Agreement with Jefferson Street Capital LLC, whereby we agreed to exchange a February 22, 2019 Common Stock Purchase Warrant and June 27, 2019 Convertible Promissory Note in the principal amount of $35,000 into a total of 650,000 shares of our common stock.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2020 was $11,130,086, compared with $4,253,359 for the three months ended June 30, 2019. These numbers reflect an increase of 161.68% quarter over quarter on our consolidated revenues. Our total revenue reported for the six months ended June 30, 2020 was $16,147,498, compared with $8,416,562 for the six months ended June 30, 2019.

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2020:

Subsidiary	Revenue Six Months Ended June 30, 2020
Etelix.com USA, LLC	$7,221,344
Swisslink Carrier AG	2,381,204
QGlobal LLC	163,546
IoT Labs LLC	6,381,404
$16,147,498

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended June 30, 2020 increased to $10,397,778, compared with $4,345,087 for the three months ended June 30, 2019. Our total cost of revenues for the six months ended June 30, 2020 increased to $15,576,331, compared with $8,072,713 for the six months ended June 30, 2019.

Our cost of revenues consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in vendor’s network.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above. We have reac-hed a higher volume of sales and every additional unit sold (minutes and SMS) has its corresponding termination cost.

Operating Expenses

Operating expenses increased to $905,016 for the three months ended June 30, 2020 from $341,553 for the three months ended June 30, 2019. Operating expenses increased to $2,202,543 for the six months ended June 30, 2020 from $532,060 for the six months ended June 30, 2019. The detail by major category for the six months ended June 30, 2020 and 2019 is reflected in the table below.

	Six Months Ended June 30,
	2020	2019
Salaries, Wages and Benefits	$562,427	$162,242
Technology	28,100	94,847
Professional Fees	214,853	162,662
Legal & Regulatory	3,224	-
Bad debts	76,375	-
Travel & Events	1,341	3,375
Public Cost	49,732	19,432
Advertising	583,079	50,000
Bank Services and Fees	35,926	-
Depreciation and Amortization	31,140	19,281
Office, Facility and Other	116,312	20,221

Sub Total	1,702,509	532,060

Stock-based compensation	500,034	-
Total Operating Expense	$2,202,543	$532,060

The main reasons for the overall increase in operating expenses for the six months ended June 30, 2020 compared to the same period of 2019 is that in 2020 we are reflecting the costs corresponding to 5 operating subsidiaries (Etelix.com, Swisslink, ItsBchain, QGlobal and IoT Labs) plus the corporate costs corresponding to iQSTEL itself; while in 2019 operating expenses corresponded only to one subsidiary and corporate costs of iQSTEL; as shown in the table below.

	Six Months Ended June 30,
	2020	2019	Difference
iQSTEL	$1,587,992	$315,638	$1,272,354
Etelix	184,100	216,422	-32,322
Swisslink	328,483	-	328,483
ItsBchain	52,684	-	52,684
QGlobal	29,952	-	29,952
IoT Labs	19,332	-	19,332
	$2,202,543	$532,060	$1,670,483

The most significant difference is generated by iQSTEL which is due to the following: (1) the Salaries, Wages and Benefits as a result of the new employment agreements with the Management Team members valid from May 2019, where the aggregated monthly salaries varied from $11,500 to $36,000, and the implementation starting on January 2020 of a compensation for Board Members of 3,000 monthly; (2) Advertising corresponds to the third-party consultancy for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand image; and (3) Stock-based compensation.

Operating Income

The Company showed negative Operating Income for the three months ended June 30, 2020 of $172,708 compared with a negative result of $433,281 for the three months ended June 30, 2019; which is a positive variation quarter over quarter.

The Company showed negative Operating Income for the six months ended June 30, 2020 of $1,627,117 compared with a negative result of $188,211 for the six months ended June 30, 2019.

The increase of the numbers for the six month period above is primarily due to the costs associated with the operation of the public entity (iQSTEL, Inc.) estimated in the amount of $1,587,992.

When looking at the results of our operating subsidiaries, we notice a very good performance of each of them, particularly in the three months ended in June 30, 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Etelix	$3,402,049	$4,253,359	$7,221,344	$8,416,562
Swisslink	1,183,088	-	2,381,204	-
ItsBChain	-	-	-	-
QGlobal	163,546	-	163,546	-
IoT Labs	6,381,403	-	6,381,404	-
Total Revenue	$11,130,086	$4,253,359	$16,147,498	$8,416,562
Cost of revenue
Etelix	$3,096,146	$4,345,087	$7,217,330	$8,072,713
Swisslink	1,012,566	-	2,069,935	-
ItsBChain	-	-	-	-
QGlobal	102,231	-	102,231	-
IoT Labs	6,186,835	-	6,186,835	-
Total Cost of Revenue	$10,397,778	$4,345,087	$15,576,331	$8,072,713

Gross profit	$732,308	$(91,728)	$571,167	$343,849

Operating Expenses
Etelix	$85,889	$127,957	$184,100	$216,422
Swisslink	163,049	-	328,483	-
ItsBChain	-	-	52,684	-
QGlobal	25,602	-	29,952	-
IoT Labs	19,332	-	19,332	-
Total Operating Expenses	$293,872	$127,957	$614,551	$216,422

Operating Income (Loss)	$438,436	$(219,685)	$(43,384)	$127,427

Other Expenses/Other Income

We had other income of $1,550,173 for the three months ended June 30, 2020, as compared with other expenses of $50,960 for the same period ended 2019. We had other expenses of $900,362 for the six months ended June 30, 2020, as compared with other expenses of $1,321,608 for the same period ended 2019. The decrease in other expenses is a result of the positive change in fair value of derivative liabilities, and the gain on settlement of debts of $283,230.

Net Income

We finished the three months ended June 30, 2020 with a net income of $1,377,465, as compared to a loss of $484,241 during the three months ended June 30, 2019. We finished the six months ended June 30, 2020 with a loss of $2,531,738, as compared to a loss of $1,509,819 during the six months ended June 30, 2019.

The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) an increment in interest expenses of $678,353 year over year to total $1,454,515; and (2) the Operating Expenses of the public entity of $1,587,992.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $3,853,302 and current liabilities of $8,515,969, resulting in a working capital deficit of $4,662,667. This compares with the working capital deficit of $7,707,148 at December 31, 2019. This decrease in working capital deficit, as discussed in more detail below, is primarily the result of the increase of $509,050 in the cash position and a reduction of $3,584,337 in the derivative liabilities.

Our operating activities used $1,126,307 in the six months ended June 30, 2020 as compared with $667,737 used in operating activities in the six months ended June 30, 2019.

Investing activities provided $2,550 for the six months ended June 30, 2020. Uses of funds on investing activities were the purchase of property and equipment for value of $58,832 and net payment of loans between related parties of $14,399. Main source of funds in the Investing activities was resulting from the acquisition of subsidiary IoT Labs of $75,781.

Financing activities provided $1,626,500 in the six months ended June 30, 2020 compared with $743,653 provided in the six months ended June 30, 2019. Our positive financing cash flow in 2020 was largely the result of the net proceeds from loans $483,690, net proceeds from convertible notes $782,810; and proceed from the subscription of new common stocks under our Regulation A offering $360,000.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. The Company has received the qualification of an Offering Statement under Regulation A for the sale of up to 24,000,000 common shares. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2020.

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

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2020. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six month period ended June 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2019, we issued:

•4,500,000 shares issued for cash of $360,000

•4,508,510 shares issued for settlement of debt of $269,840

•4,173,000 shares issued for services valued at $450,034

•50,000 shares issued for forbearance of debt of $2,900

•33,821,613 shares issued for conversion of debt of $701,500

•3,233,586 shares issued for cashless exercised warrant

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 13, 2020 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/ Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer