Form 10-Q
period 2020-09-30
iQSTEL Inc
filed 2020-11-13
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

[   ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,373,720 common shares as of November 11, 2020

Item 1. Financial Statements

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$647,334	$270,503
Accounts receivable, net	1,961,608	2,759,164
Due from related parties	290,284	316,860
Prepaid and other current assets	69,427	91,970
Total Current Assets	2,968,653	3,438,497

Property and equipment, net	354,466	287,970
Intangible asset	21,875	-
Goodwill	1,537,742	1,455,960
Deferred tax assets	441,519	420,519
TOTAL ASSETS	$5,324,255	$5,602,946

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	1,802,925	2,291,921
Due to related parties	94,616	34,631
Loans payable - net of discount of $474 and $0	1,369,580	89,671
Loans payable - related parties	1,975,342	1,885,708
Current portion of convertible notes - net of discount of $416,316 and $597,654	1,279,011	1,251,096
Other current liabilities	761,212	848,484
Derivative liabilities	658,203	4,744,134
Total Current Liabilities	7,940,889	11,145,645

Convertible notes - net of discount of $2,556 and $48,558	2,444	11,442
Loans payable	269,112	178,021
Employee benefits, non-current	155,080	38,253
TOTAL LIABILITIES	8,367,525	11,373,361

Stockholders' Deficit
Preferred stock: 1,200,000 authorized; $0.001 par value - no shares issued and outstanding	-	-
Common stock: 300,000,000 authorized; $0.001 par value 78,186,210 and 18,008,591 shares issued and outstanding, respectively	78,186	18,008
Additional paid in capital	9,391,402	3,240,528
Accumulated deficit	(11,673,729)	(8,125,257)
Accumulated other comprehensive loss	(39,099)	(181)
Deficit attributed to stockholders of iQSTEL Inc.	(2,243,240)	(4,866,902)
Deficit attributable to noncontrolling interests	(800,030)	(903,513)
Total stockholders' Deficit	(3,043,270)	(5,770,415)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,324,255	$5,602,946

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$13,291,698	$4,172,547	$29,439,196	$12,589,109
Cost of revenue	13,158,685	3,929,137	28,735,016	12,001,850
Gross profit	133,013	243,410	704,180	587,259

Operating expenses
General and administration	958,787	492,782	3,161,330	1,024,842
Total operating expenses	958,787	492,782	3,161,330	1,024,842

Operating loss	(825,774)	(249,372)	(2,457,150)	(437,583)

Other income (expense)
Other income	4,412	-	29,144	2,600
Other expenses	(61)	(5,149)	(8,118)	(5,524)
Interest expense	(913,592)	(1,009,467)	(2,368,107)	(1,785,629)
Change in fair value of derivative liabilities	1,096,265	(2,254,035)	1,350,513	(2,801,706)
Loss on settlement of debt	(331,475)	-	(48,245)	-
Total other income (expense)	(144,451)	(3,268,651)	(1,044,813)	(4,590,259)

Net loss before provision for income taxes	(970,225)	(3,518,023)	(3,501,963)	(5,027,842)
Income taxes	-	852	-	852
Net loss	(970,225)	(3,517,171)	(3,501,963)	(5,026,990)
Less: Net income attributable to noncontrolling interests	(26,224)	15,668	46,509	15,668
Net loss attributed to stockholders of iQSTEL Inc.	$(944,001)	$(3,532,839)	$(3,548,472)	$(5,042,658)

Comprehensive income (loss)
Net loss	$(970,225)	$(3,517,171)	$(3,501,963)	$(5,026,990)
Foreign currency adjustment	(42,722)	44,593	(76,310)	44,593
Total comprehensive loss	(1,012,947)	$(3,472,578)	$(3,578,273)	$(4,982,397)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(47,158)	37,519	9,117	37,519
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(965,789)	$(3,510,097)	$(3,587,390)	$(5,019,916)

Basic and Diluted loss per common share	$(0.01)	$(0.22)	$(0.07)	$(0.33)

Weighted average number of common shares outstanding – Basic and Diluted	73,045,296	15,933,527	53,705,271	15,446,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

			Additional Paid in Capital		Accumulated Comprehensive Loss		Non	Total
	Common Stock			Accumulated Deficit			Controlling	Shareholders'
	Shares	Amount				Total	Interest	Deficit
Balance - December 31, 2019	18,008,591	$18,008	$3,240,528	$(8,125,257)	$(181)	$(4,866,902)	$(903,513)	$(5,770,415)

Common stock issued for settlement of debt	4,308,510	4,309	198,191	-	-	202,500	-	202,500
Common stock issued for services	4,173,000	4,173	445,861	-	-	450,034	-	450,034
Common stock issued for forbearance of debt	50,000	50	2,850	-	-	2,900	-	2,900
Common stock issued for conversion of debt	17,208,350	17,208	256,760	-	-	273,968	-	273,968
Common stock issued for exercised cashless warrant	2,235,697	2,235	(2,235)	-	-	-	-	-
Common stock to be issued for acquisition of Itsbchain LLC	-	-	50,000	-	-	50,000	-	50,000
Resolution of derivative liabilities	-	-	2,567,348	-	-	2,567,348	-	2,567,348
Foreign currency translation adjustments	-	-	-	-	(1,672)	(1,672)	(1,606)	(3,278)
Net loss	-	-	-	(3,890,490)	-	(3,890,490)	(18,713)	(3,909,203)
Balance - March 31, 2020	45,984,148	$45,983	$6,759,303	$(12,015,747)	$(1,853)	$(5,212,314)	$(923,832)	$(6,136,146)

Common stock issued for cash	4,500,000	4,500	355,500	-	-	360,000	-	360,000
Common stock issued for conversion of debt	16,613,263	16,614	410,918	-	-	427,532	-	427,532
Common stock issued for exercised cashless warrant	997,889	998	(998)	-	-	-	-	-
Common stock issued for settlement of debt	200,000	200	67,140	-	-	67,340	-	67,340
Resolution of derivative liabilities	-	-	1,094,240	-	-	1,094,240	-	1,094,240
Acquisition of IOT Lab	-	-	-	-	-	-	94,366	94,366
Foreign currency translation adjustments	-	-	-	-	(15,458)	(15,458)	(14,852)	(30,310)
Net income	-	-	-	1,286,019	-	1,286,019	91,446	1,377,465
Balance - June 30, 2020	68,295,300	$68,295	$8,686,103	$(10,729,728)	$(17,311)	$(1,992,641)	$(752,872)	$(2,745,513)

Common stock issued for cash	4,437,500	4,437	350,568	-	-	355,005	-	355,005
Common stock issued for conversion of debt	1,991,864	1,992	63,939	-	-	65,931	-	65,931
Common stock issued for settlement of debt	1,766,946	1,767	94,071	-	-	95,838	-	95,838
Common stock issued for service	1,694,600	1,695	116,249	-	-	117,944	-	117,944
Resolution of derivative liabilities	-	-	80,472	-	-	80,472	-	80,472
Foreign currency translation adjustments	-	-	-	-	(21,788)	(21,788)	(20,934)	(42,722)
Net loss	-	-	-	(944,001)	-	(944,001)	(26,224)	(970,225)
Balance - September 30, 2020	78,186,210	$78,186	$9,391,402	$(11,673,729)	$(39,099)	$(2,243,240)	$(800,030)	$(3,043,270)

	Common Stock		Additional Paid in	Accumulated	Accumulated Comprehensive		Non Control	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Total	Interest	Deficit
Balance - December 31, 2018	15,022,650	$15,023	$1,054,718	$(2,667,388)	$-	$(1,597,647)	$-	$(1,597,647)

Common stock issued in conjunction with convertible notes	254,074	254	249,746	-	-	250,000	-	250,000
Capital contribution	-	-	10,000	-	-	10,000	-	10,000
Net loss	-	-	-	(1,025,578)	-	(1,025,578)	-	(1,025,578)
Balance - March 31, 2019	15,276,724	$15,277	$1,314,464	$(3,692,966)	$-	$(2,363,225)	$-	$(2,363,225)

Common stock issued for conversion of debt	76,335	76	4,924	-	-	5,000	-	5,000
Resolution of derivative liabilities	-	-	181,326	-	-	181,326	-	181,326
Common stock issued in conjunction with convertible notes	122,857	123	244,577	-	-	244,700	-	244,700
Net loss	-	-	-	(484,241)	-	(484,241)	-	(484,241)
Balance - June 30, 2019	15,475,916	$15,476	$1,745,291	$(4,177,207)	$-	$(2,416,440)	$-	$(2,416,440)

Common stock issued for acquisition	343,512	344	449,656	-	-	450,000	(918,471)	(468,471)
Common stock issued in conjunction with convertible notes	284,285	284	322,916	-	-	323,200	-	323,200
Debt forgiveness	-	-	406,080	-	-	406,080	-	406,080
Foreign currency translation adjustments	-	-	-	-	22,742	22,742	21,851	44,593
Net loss	-	-	-	(3,532,839)	-	(3,532,839)	15,668	(3,517,171)
Balance - September 30, 2019	16,103,713	$16,104	$2,923,943	$(7,710,046)	$22,742	$(4,747,257)	$(880,952)	$(5,628,209)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,501,963)	$(5,026,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	617,978	-
Write-off of due from related party	43,375	-
Depreciation and amortization	49,318	26,473
Amortization of debt discount	1,497,268	1,273,768
Change in fair value of derivative liabilities	(1,350,513)	2,801,706
Gain on settlement of debt	48,245	-
Prepayment and Default penalty	245,546	-
Changes in operating assets and liabilities:	-
Accounts receivable	527,627	440,471
Accounts receivable - related party	-	-
Other current assets	26,762	4,086
Accounts payable	(221,583)	(827,381)
Other current liabilities	491,427	(22,332)
Deferred tax asset	-	(852)
Net cash used in operating activities	(1,526,513)	(1,331,051)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	15,781	239,516
Purchase of property and equipment	(78,306)	-
Payment of loan receivable - related party	(17,187)	(24,500)
Collection from due from related parties - related party	388	-
Net cash provided by (used in) investing activities	(79,324)	215,016
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(82)
Proceeds from loans payable	933,280	446,824
Repayments of loans payable	(607,447)	(534,651)
Proceeds from loans payable - related parties	20,182	46,438
Repayment of loans payable - related parties	(20,197)	(38,400)
Contribution	-	10,000
Common stock issued	715,004	-
Proceeds from convertible notes	1,420,000	2,058,250
Repayment of convertible notes	(492,190)	(660,401)
Net cash provided by financing activities	1,968,632	1,327,978
Effect of exchange rate changes on cash	14,036	(6,239)
Net change in cash and cash equivalents	376,831	205,704
Cash and cash equivalents, beginning of period	270,503	4,570
Cash and cash equivalents, end of period	$647,334	$210,274
Supplemental cash flow information
Cash paid for interest	$641,390	$530,572
Cash paid for taxes	$-	$-
Non-cash transactions:
Derivative liabilities recognized as debt discount	$1,006,642	$1,005,350
Common stock issued in conjunction with convertible notes	$-	$817,900
Common stock issued for conversion of debt	$767,431	$5,000
Common stock issued for cashless warrant exercised	$3,233	$-
Resolution of derivative liabilities	$3,742,060	$181,326
Debt forgiveness	$-	$406,080
Common stock issued for settlement of debt	$365,678	$-
Amount owing for acquisition of IOT	$60,000	$-
Common stock issued for forbearance of debt	$2,900	$-
Replacement of convertible notes to note payable	$1,000,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 13 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2020 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on April 15, 2020.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC, SwissLink Carrier AG, ITSBCHAIN, LLC, QGLOBAL SMS, LLC and loT Labs, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

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

SwissLink translates their records into U.S. dollars as follows:

•Assets and liabilities at the rate of exchange in effect at the balance sheet date

•Equities at historical rate

•Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in stockholders’ equity.

	September 30,	December 31,
	2020	2019
Spot CHF: USD exchange rate	$1.0849	$1.0333
Average CHF: USD exchange rate	$1.0528	$1.0122

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2020 and December 31, 2019, the Company had no valuation allowance for doubtful accounts for the Company’s accounts receivable and recorded no bad debt expense for the nine months ended September 30, 2020 and 2019.

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

During the nine months ended September 30, 2020, fourteen customers represented 80% of our consolidated revenues. During the nine months ended September 30, 2019, six customers represented 79% of our consolidated revenues. 39% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

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

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company does not have significant cash, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In addition, the Company incurred a net loss of $3,501,963 for the nine months ended September 30, 2020 and has negative working capital as of September 30, 2020. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

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

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 4 – ACQUISITION (Continued)

Unaudited combined proforma results of operations for the nine months ended September 30, 2020 and 2019 as though the Company acquired loT Labs on January 1, 2019, are set forth below:

	Nine Months Ended
	September 30,
	2020	2019
Revenues	$40,313,358	$32,007,532
Cost of revenues	39,418,379	31,354,143
Gross profit	894,979	653,389

Operating expenses	3,211,867	40,313,358
Operating loss	(2,316,888)	39,418,379

Other expense	(1,044,813)	(4,590,259)
Net Loss	$(3,361,701)	$(5,004,853)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
Advance payment to suppliers	$6,600	$6,600
Other receivable	61,006	78,936
Prepaid expenses	1,221	5,834
Tax receivable	600	600
	$69,427	$91,970

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
Telecommunication equipment	$258,790	$249,169
Telecommunication software	514,652	436,124
Other equipment	46,371	8,497
Total property and equipment	819,813	693,790
Accumulated depreciation and amortization	(465,347)	(405,820)
Total property and equipment	$354,466	$287,970

Depreciation expense for the nine months ended September 30, 2020 and 2019 amounted to $49,318 and $26,473, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 7 –LOANS PAYABLE

Loans payable at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,		Interest
	2020	2019	Term	rate
Unique Funding Solutions_2	$2,000	$2,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
YES LENDER LLC	-	25,500	October 17, 2019 and due on March 31, 2020	30.0%
Complete Business Solutions_8	-	52,170	December 24, 2010 and due on June 09, 2020	26.0%
Nicolas Arvelo	5,000	5,000	Note was issued on November 20, 2019 and due on November 20, 2020	12.0%
Martin Mendoza Diaz	5,000	5,000	Note was issued on November 20, 2019 and due on November 20, 2020	12.0%
Martus	104,363	99,399	Note was issued on October 23, 2018 and due on January 3, 2022	5.0%
Swisspeers AG	56,259	78,623	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Apollo Management Group, Inc	63,158	-	Note was issued on March 18, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 2	68,421	-	Note was issued on March 25, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 3	66,316	-	Note was issued on April 1, 2020 and due on October 1, 2021	12.0%
Apollo Management Group, Inc 4	73,684	-	Note was issued on April 2, 2020 and due on October 2, 2021	12.0%
Apollo Management Group, Inc 5	36,842	-	Note was issued on April 7, 2020 and due on October 7, 2021	12.0%
Apollo Management Group, Inc 6	84,211	-	Note was issued on April 15, 2020 and due on October 15, 2021	12.0%
Apollo Management Group, Inc 7	77,095	-	Note was issued on April 20, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 11	21,961	-	Note was issued on July 1, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 12	21,053	-	Note was issued on August 7, 2020 and due on December 15, 2020	12.0%
Labrys Fund	490,000	-	Note was issued on June 26, 2020 and due on April 1, 2021	12.0%
M2B Funding Corp	300,000	-	Note was issued on September 1, 2020 and due on September 1, 2021	12.0%
YES LENDER LLC 3	55,313	-	Note was issued on August 3, 2020 and due on January 12, 2021	26.0%
Darlene Covi19	108,490	-	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	1,639,166	267,692
Less: Unamortized debt discount	(474)	-
Total loans payable	1,638,692	267,692
Less: Current portion of loans payable	(1,369,580)	(89,671)
Long-term loans payable	$269,112	$178,021

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 7 –LOANS PAYABLE (Continued)

Loans payable to related parties at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
Alonso Van Der Biest	$80,200	$80,200
Alvaro Quintana	10,587	10,587
49% of Shareholder of SwissLink	1,667,575	1,588,261
49% of Shareholder of SwissLink	216,980	206,660
Total	1,975,342	1,885,708
Less: Current portion of loans payable	1,975,342	1,885,708
Long-term loans payable	$-	$-

During the nine months ended September 30, 2020 and 2019, the Company borrowed amounts from third parties totaling $933,280 and $446,824, which includes original issue discount and financing costs of $34,316 and $17,953, respectively, and repaid the principal amount of $607,447 and $534,651, respectively.

During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $180,843 and $154,507 and recognized amortization of discount, included in interest expense, of $33,842 and $17,953, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2020 and December 31, 2019 consist of the following:

	September 30,	December 31,
	2020	2019
Accrued liabilities	$10,938	$2,700
Credit card liabilities	-	4,987
Accrued interest	271,560	365,345
Salary payable - management	352,131	268,231
Employee benefits	111,355	192,288
Other current liabilities	15,228	14,933
	$761,212	$848,484

NOTE 9 - CONVERTIBLE NOTES

At September 30, 2020 and December 31, 2019, convertible notes consist of the following:

	September 30,	December 31,
	2020	2019
Promissory notes – Issued in fiscal year 2019, with variable conversion features	$5,000	$1,908,750
Promissory notes – Issued in fiscal year 2020, with variable conversion features	1,695,327	-
Total convertible notes payable	1,700,327	1,908,750
Less: Unamortized debt discount	(418,872)	(646,212)
Total convertible notes	1,281,455	1,262,538

Less: current portion of convertible notes	1,279,011	1,251,096
Long-term convertible notes	$2,444	$11,442

During the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $689,996 and $349,027 and recognized amortization of discount, included in interest expense, of $1,463,426 and $1,255,815, respectively.

During the nine months ended September 30, 2020 and 2019, the Company repaid notes of $492,190 and $660,401 and accrued interest including prepayment penalty of $552,631 and $295,000.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 9 - CONVERTIBLE NOTES (Continued)

Conversion

During the nine months ended September 30, 2020, the Company converted notes with principal amounts of $681,118 and accrued interest of $86,313 into 35,813,477 shares of common stock. The corresponding derivative liability at the date of conversion of $3,742,060 was settled through additional paid in capital.

Settlement

On June 10, 2020, the Company settled a convertible note with accrued interest of $64,230 with a total of 650,000 share issuances. The Company issued 200,000 shares in June, 225,000 shares in July and 503,571 shares in August, which included 278,571 true-up shares. As a result, the Company recognized a loss on settlement of debt of $24,699.

On June 26, 2020, the Company issued a loan payable of $700,000 to Labrys Fund to settle the previously-outstanding convertible notes with accrued interest of $986,340. As a result, the Company recognized a gain on settlement of debt of $286,340 (Note 7).

On July 22, 2020, the Company settled a convertible note with accrued interest of $ 64,363 and an original common stock purchase warrant to purchase 20,000 shares of common stock with a total of 650,000 share issuances. During the period ended September 30, 2020, the Company issued 1,038,375 shares which included 388,375 true-up shares. As a result, the Company recognized a loss on settlement of debt of $9,886.

On September 1, 2020, the Company entered into a Multipurpose agreement and issued a new note which a principal balance of $1,045,327 to replace the 15 notes issued from January 2020 to May 2020 which an aggregate principal amount was $985,556 and an aggregate accrued interest was $59,771. The Company also issued another promissory note of $300,000 (Note 7). As a result, the Company recognized a loss on settlement of debt of $300,000.

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

Promissory Notes - Issued in fiscal year 2020

During the nine months ended September 30, 2020, the Company issued a total of $2,708,771 in notes with the following terms:

•Terms 12 months.

•Annual interest rates 5% or 12%.

•Convertible at the option of the holders 90 or 180 days from issuance.

•Conversion prices are typically based on the discounted (25% or 60% discount) lowest trading prices of the Company’s shares during 30 trading day periods prior to conversion. Certain note has a capped conversion price of $0.025.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 9 - CONVERTIBLE NOTES (Continued)

Notes allow the Company to redeem the notes at a range from 120% to 125% provided that no redemption is allowed after the 180th or 185th day. Likewise, the notes include original issue discount and financing costs totaling $229,444 and the Company received cash of $1,420,000. Certain convertible notes were also provided with a total of 6,500,000 warrants.

Derivative liabilities

The Company determined that the conversion option in the notes met the definition of liabilities in accordance with ASC Topic No. 815 - 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock.” The Company will bifurcate the embedded conversion options in the notes once the notes become convertible and account for them as derivative liabilities.

The Company valued the conversion features of convertible notes and warrants using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the nine months ended September 30, 2020, amounted to $2,047,278. $1,006,642 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,040,636 was recognized as a “day 1” derivative loss.

The fair value of the derivative liability for all the notes and warrants that became convertible for the year ended December 31, 2019 amounted to $4,916,471. $1,313,350 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $3,603,121 was recognized as a “day 1” derivative loss.

Warrants

A summary of activity during the nine months ended September 30, 2020 follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2019	367,343	$0.480
Granted	6,500,000	-
Reset	10,813,001	0.012
Cashless Exercised	(4,097,010)	-
Forfeited/canceled	(7,083,334)	-
Outstanding, September 30, 2020	6,500,000	$0.024

The reset feature of warrants associated with the convertible notes was effective at the time that a separate convertible note with lower exercise price was issued. As a result of the reset features for warrants, the warrants increased by 10,813,001 at $0.0012 per share. We accounted for the issuance of the warrants as a liability and recognized the derivative liability.

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2020:

Warrants Outstanding			Warrants Exercisable
Number of Shares	Weighted Average Remaining	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	Contractual life (in years)
6,500,000	5.70	$0.024	6,500,000	$0.024

The intrinsic value of the warrants as of September 30, 2020 is $303,250.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2020 and December 31, 2019. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

The estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months Ended	Year Ended
	September 30,	December31,
	2020	2019
Expected term	0.02 - 6.00 years	0.03 - 5.00 years
Expected average volatility	74% - 550%	4% - 639%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 2.56%	1.44% - 2.57%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2019	$4,744,134

Addition of new derivatives recognized as debt discounts	1,006,642
Addition of new derivatives recognized as loss on derivatives	1,040,636
Settled on issuance of common stock	(3,742,060)
Change in fair value of the derivative	(2,391,149)
Balance - September 30, 2020	$658,203

The aggregate (gain) loss on derivatives during the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended
	September 30,
	2020	2019
Addition of new derivatives recognized as loss on derivatives	$1,040,636	$3,062,299
(Gain) loss on change in fair value of the derivative	(2,391,149)	(260,593)
	$(1,350,513)	$2,801,706

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.001 per share.

During the nine months ended September 30, 2020, the Company issued 60,177,619 shares of common stock, valued at fair market value on issuance as follows;

•8,937,500 shares issued for cash of $715,004

•6,275,456 shares issued for settlement of debt of $365,678

•5,867,600 shares issued for services valued at $567,978

•50,000 shares issued for forbearance of debt of $2,900

•35,813,477 shares issued for conversion of debt of $767,431

•3,233,586 shares issued for cashless exercised warrant

As of September 30, 2020 and December 31, 2019, 78,186,210 and 18,008,591 shares of common stock were issued and outstanding, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from related party

During the nine months ended September 30, 2020, the Company loaned $17,187 to related parties who are a shareholder and a former director, collected $388 and wrote off amounts totaling $43,375.

As of September 30, 2020, and December 31, 2019, the Company had due from related parties of $290,284 and $316,860, respectively. The amounts are unsecured, non-interest bearing and due on demand.

Due to related parties

During the nine months ended September 30, 2020, the Company borrowed $182 from the CFO of the Company and repaid $197 to the CEO and CFO.

During the nine months ended September 30, 2020, the Company borrowed $20,000 from Francisco Bunt who owns 49% of loT Labs and repaid $20,000.

As of September 30, 2020, and December 31, 2019, the Company had amounts due to related parties of $94,616, which included $60,000 to Francisco Bunt (Note 4) and $34,631, respectively. The amounts are unsecured, non-interest bearing and due on demand.

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

September 30, 2020

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

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

During the nine months ended September 30, 2020 and 2019, the Company recorded management fees of $378,000 and $226,000 and paid $91,600 and $116,200, respectively. During the nine months ended September 30, 2020, the Company settled accrued salary – management of $202,500 and issued 4,308,510 shares. As at September 30, 2020 and December 31, 2019, the Company accrued management salaries of $352,131 and $268,231, respectively.

NOTE 13 – COMMITMENTS AND CONTIGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Lease

The Company leases facilities which the term is 12 months. For the nine months ended September 30, 2020 and 2019, the Company incurred $16,100 and $17,600, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 14 – SEGMENT

At September 30, 2020, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and nine months ended September 30, 2020 and 2019:

Three months Ended September 30, 2020

	USA	Switzerland	Elimination	Total
Revenues	$11,763,153	$1,535,881	$(7,336)	$13,291,698
Cost of revenue	11,830,752	1,335,269	(7,336)	13,158,685
Gross profit	(67,599)	200,612	-	133,013

Operating expenses
General and administration	784,662	174,125	-	958,787

Operating income (loss)	(852,261)	26,487	-	(825,774)

Other income (expense)	(131,391)	(13,060)	-	(144,451)
Net income	$(983,652)	$13,427	$-	$(970,225)

Three months Ended September 30, 2019

	USA	Switzerland	Elimination	Total
Revenues	$3,637,957	$534,590	$-	$4,172,547
Cost of revenue	3,486,658	442,479	-	3,929,137
Gross profit	151,299	92,111	-	243,410

Operating expenses
General and administration	380,146	112,636	-	492,782

Operating income (loss)	(228,847)	(20,525)	-	(249,372)

Other income (expense)	(3,256,348)	(12,303)	-	(3,268,651)

Income credit	-	852	-	852
Net loss	$(3,485,195)	$(31,976)	$-	$(3,517,171)

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 14 – SEGMENT (Continued)

Nine months Ended September 30, 2020

	USA	Switzerland	Elimination	Total
Revenues	$25,531,523	$3,917,085	$(9,412)	$29,439,196
Cost of revenue	25,339,224	3,405,204	(9,412)	28,735,016
Gross profit	192,299	511,881	-	704,180

Operating expenses
General and administration	2,658,721	502,609	-	3,161,330

Operating income (loss)	(2,466,422)	9,272	-	(2,457,150)

Other income (expense)	(1,022,167)	(22,646)	-	(1,044,813)
Net loss	$(3,488,589)	$(13,374)	$-	$(3,501,963)

Nine months Ended September 30, 2019

	USA	Switzerland	Elimination	Total
Revenues	$12,054,519	$534,590	$-	$12,589,109
Cost of revenue	11,559,371	442,479	-	12,001,850
Gross profit	495,148	92,111	-	587,259

Operating expenses
General and administration	912,206	112,636	-	1,024,842

Operating income (loss)	(417,058)	(20,525)	-	(437,583)

Other income (expense)	(4,577,956)	(12,303)	-	(4,590,259)

Income credit	-	852	-	852
Net loss	$(4,995,014)	$(31,976)	$-	$(5,026,990)

As of August 7, 2019, having completed all conditions under the Purchase Agreement, the Company acquired SwissLink located in Switzerland.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 14 – SEGMENT (Continued)

Asset Information

The following table shows asset information by geographic segment at September 30, 2020 and December 31, 2019:

September 30, 2020	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,146,769	$675,725	$(853,841)	$2,968,653
Non-current assets	$3,490,235	$534,882	$(1,669,515)	$2,355,602
Liabilities
Current liabilities	$6,419,048	$2,375,682	$(853,841)	$7,940,889
Non-current liabilities	$2,444	$424,192	$-	$426,636

December 31, 2019	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,073,654	$1,174,856	$(810,013)	$3,438,497
Non-current assets	$3,146,894	$456,070	$(1,438,515)	$2,164,449
Liabilities
Current liabilities	$9,041,421	$2,914,237	$(810,013)	$11,145,645
Non-current liabilities	$11,442	$216,274	$-	$227,716

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to September 30, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

On November 1, 2020, our board of directors approved amended employments in favor of our Chief Executive Officer, Leandro Iglesias, our Chief Financial Officer, Alvaro Quintana, and our Chief Commercial Officer, Juan Carlos Lopez Silva.

The amended employment agreement in favor of Mr. Iglesias extended the term of employment from 36 months to 60 months. The now five year employment agreement with Mr. Iglesias provides that we will compensate him with a salary of $17,000 monthly and he is eligible for quarterly bonus of 250,000 shares of our common stock. If we do not have the cash available, the agreement provides that Mr. Iglesias may convert his accrued salary/bonus into shares of our common stock or newly created Series A Preferred Stock. For common shares, the amount of accrued salary to be converted into shares must be determined by considering the average price per share of the Company’s common stock on the OTC Markets during the last 10 days and applying a discount of 25%.” For Series A Preferred Shares, the amount of accrued salary to be converted into shares is the per share conversion price for common shares multiplied by ten US Dollars ($10). Mr. Iglesias has a further right to convert any common shares under his control into Series A Preferred shares at any time at a rate of ten (10) common shares for each Series A Preferred share.

The amended employment agreement in favor of Mr. Quintana extended the term of employment from 36 months to 60 months. The now five year employment agreement with Mr. Quintana provides that he is eligible for quarterly bonus of 200,000 shares of our common stock. If we do not have the cash available, the agreement provides that Mr. Quintana may convert his accrued salary/bonus into shares of our common stock or newly created Series A Preferred Stock. For common shares, the amount of accrued salary to be converted into shares must be determined by considering the average price per share of the Company’s common stock on the OTC Markets during the last 10 days and applying a discount of 25%.” For Series A Preferred Shares, the amount of accrued salary to be converted into shares is the per share conversion price for common shares multiplied by ten US Dollars ($10). Mr. Quintana has a further right to convert any common shares under his control into Series A Preferred shares at any time at a rate of ten (10) common shares for each Series A Preferred share.

The amended employment agreement in favor of Mr. Silva extended the term of employment from 36 months to 60 months. Mr. Silva is eligible for quarterly bonuses of 150,000 shares of our common stock. If we do not have the cash available, the agreement provides that Mr. Iglesias may convert his accrued salary/bonus into shares of our common stock at the average price of our common stock during the last 10 days after applying a discount of 25%.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2020

NOTE 15 - SUBSEQUENT EVENTS (Continued)

On November 3, 2020, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up 10,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 51% of the total vote of shareholders.

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2020 was $13,291,698, compared with $4,172,547 for the three months ended September 30, 2019. These numbers reflect an increase of 218.55% quarter over quarter on our consolidated revenues. Our total revenue reported for the nine months ended September 30, 2020 was $29,439,196, compared with $12,589,109 for the nine months ended September 30, 2019.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2020:

Subsidiary	Revenue Nine Months Ended September 30, 2020
Etelix.com USA, LLC	$10,705,409
SwissLink Carrier AG	3,917,085
QGlobal LLC	277,577
IoT Labs LLC	14,539,125
$29,439,196

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2020 increased to $13,158,685, compared with $3,929,137 for the three months ended September 30, 2019. Our total cost of revenues for the nine months ended September 30, 2020 increased to $28,735,016, compared with $12,001,850 for the nine months ended September 30, 2019.

Our cost of revenues consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in vendor’s network.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above. We have reached a higher volume of sales and every additional unit sold (minutes and SMS) has its corresponding termination cost.

Operating Expenses

Operating expenses increased to $958,787 for the three months ended September 30, 2020 from $492,782 for the three months ended September 30, 2019. Operating expenses increased to $3,161,330 for the nine months ended September 30, 2020 from $1,024,842 for the nine months ended September 30, 2019. The detail by major category for the nine months ended September 30, 2020 and 2019 is reflected in the table below.

	Nine Months Ended September 30,
	2020	2019
Salaries, Wages and Benefits	$845,258	$393,966
Technology	34,016	138,326
Professional Fees	268,552	328,604
Legal & Regulatory	3,225	-
Bad debts	92,875	-
Travel & Events	1,386	12,884
Public Cost	84,265	27,521
Advertising	926,279	50,000
Bank Services and Fees	75,463	15,035
Depreciation and Amortization	49,318	26,473
Office, Facility and Other	162,715	32,033

Sub Total	2,543,352	1,024,842

Stock-based compensation	617,978	-
Total Operating Expense	$3,161,330	$1,024,842

The main reasons for the overall increase in operating expenses for the nine months ended September 30, 2020 compared to the same period of 2019 is that in 2020 we are reflecting the costs corresponding to 5 operating subsidiaries (Etelix.com, SwissLink, ItsBchain, QGlobal and IoT Labs) plus the corporate costs corresponding to iQSTEL itself; while in 2019 operating expenses corresponded only to Etelix, a portion corresponding to SwissLink (this subsidiary is consolidated since August 15, 2019) and corporate costs of iQSTEL; as shown in the table below.

	Nine Months Ended September 30,
	2020	2019	Difference
iQSTEL	$2,242,336	$577,269	$1,665,067
Etelix	259,844	334,937	(75,093)
SwissLink	502,609	112,636	389,973
ItsBchain	52,684	-	52,684
QGlobal	52,608	-	52,608
IoT Labs	51,249	-	51,249
	$3,161,330	$1,024,842	$2,136,488

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

Operating Income

The Company showed negative Operating Income for the three months ended September 30, 2020 of $825,774 compared with a negative result of $249,372 for the three months ended September 30, 2019.

The Company showed negative Operating Income for the nine months ended September 30, 2020 of $2,457,150 compared with a negative result of $437,583 for the nine months ended September 30, 2019.

The increase of the numbers for the nine month period above is primarily due to the costs associated with the operation of the public entity (iQSTEL, Inc.) estimated in the amount of $2,242,336.

Other Expenses/Other Income

We had other expenses of $144,451 for the three months ended September 30, 2020, as compared with other expenses of $3,268,651 for the same period ended 2019. We had other expenses of $1,044,813 for the nine months ended September 30, 2020, as compared with other expenses of $4,590,259 for the same period ended 2019. The decrease in other expenses is a result of the positive change in fair value of derivative liabilities.

Net Income

We finished the three months ended September 30, 2020 with a net loss of $970,225, as compared to a loss of $3,517,171 during the three months ended September 30, 2019. We finished the nine months ended September 30, 2020 with a loss of $3,501,963, as compared to a loss of $5,026,990 during the nine months ended September 30, 2019.

The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) an increment in interest expenses of $582,478 year over year to total $2,368,107; and (2) the Operating Expenses of the public entity of $2,242,336.

Liquidity and Capital Resources

As of September 30, 2020, we had total current assets of $2,968,653 and current liabilities of $7,940,889, resulting in a working capital deficit of $4,972,236. This compares with the working capital deficit of $7,707,148 at December 31, 2019. This decrease in working capital deficit, as discussed in more detail below, is primarily the result of the increase of $376,831 in the cash position and a reduction of $4,085,931 in the derivative liabilities.

Our operating activities used $1,526,513 in the nine months ended September 30, 2020 as compared with $1,331,051 used in operating activities in the nine months ended September 30, 2019.

Investing activities used $79,324 for the nine months ended September 30, 2020. Uses of funds on investing activities were the purchase of property and equipment for value of $78,306 and net payment of loans between related parties of $17,187.

Financing activities provided $1,968,632 in the nine months ended September 30, 2020 compared with $1,327,978 provided in the nine months ended September 30, 2019. Our positive financing cash flow in 2020 was largely the result of the net proceeds from loans $325,833, net proceeds from convertible notes $927,810; and proceed from the subscription of new common stocks under our Regulation A offering $715,004.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2020.

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

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2020. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended September 30, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2019, we issued:

•8,937,500 shares issued for cash of $715,004

•6,275,456 shares issued for settlement of debt of $365,678

•5,867,600 shares issued for services valued at $567,978

•50,000 shares issued for forbearance of debt of $2,900

•35,813,477 shares issued for conversion of debt of $767,431

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 13, 2020 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer