Form 10-K
period 2020-12-31
iQSTEL Inc
filed 2021-04-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Title of each class

None

Name of each exchange on which registered

not applicable

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $11,272,190.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 136,881,964 common shares as of April 12, 2021.

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

Item 1. Business

Company Description

iQSTEL Inc. (the “Company”) (OTC Pink: IQST) (www.iqstel.com) is a technology company offering a wide array of services to global telecommunications and technology industries with presence in 13 countries.

The Company has an extensive portfolio of products and services for its clients such as: SMS, VoIP, 4G & 5G international infrastructure connectivity, Cloud-PBX, OmniChannel Marketing, IoT services, blockchain and payment solutions. These services are grouped within three business divisions: Telecom, Technology and Fintech.

The company operates its business through its wholly-owned subsidiary Etelix.com USA, LLC (“Etelix”) (www.etelix.com); and its majority-owned subsidiaries SwissLink Carrier AG (www.swisslink-carrier.com), QGlobal SMA (https://www.qglobalsms.com/), Smart Gas (http://iotsmartgas.com/) and ItsBChain (http://itsbchain.com/). The information contained on our websites is not incorporated by reference into this Annual Report, and such information should not be considered to be part of this Annual Report.

History

iQSTEL, formerly known as PureSnax International, Inc., was incorporated under the laws of the State of Nevada on June 24, 2011. PureSnax was previously a wellness brand focused on bringing healthy snacks and foods to consumers. On March 8, 2017, PureSnax exited a previous License Agreement with a Canadian snack food Licensor. From March of 2017 until its acquisition of Etelix.com USA, LLC, PureSnax was working to develop its own brand and its own products for manufacture, distribution, sales and marketing of various products within the health foods and snacks industry and to pursue related business opportunities. PureSnax acquired Etelix.com USA, LLC on June 25, 2018. The company left the healthy snacks and foods business to focus on the Telecommunications Business.

In August 30, 2018, PureSnax changed its name to “iQSTEL Inc.” and received a new CUSIP number: 46265G107, as well as a new trading symbol “IQST” in order to better resemble its new name. iQSTEL also changed the Standard Industrial Classification (SIC Code) to 4813, Telephone Communications, Except Radiotelephone.

The transformative process is an ongoing effort. However, in the last year the Company achieved the restructuring of its revenue from a 100% VoIP business to one where currently VoIP represents half of overall Company revenue, while SMS and value-added SMS services account for the other half. SMS and value-added SMS is a much higher gross profit business, thus the Company’s bottom line has increased in tandem.

Operating Subsidiaries

Based on our current business infrastructure, the Company has expanded from its original VoIP services into new business areas: Short Message Service (SMS) for Applications to Person (A2P) and Person to Person (P2P); Internet of Things (IoT) solutions and Blockchain-based platforms.

Etelix.com USA LLC is a wholly owned subsidiary of iQSTEL Inc. Etelix.com USA, LLC is a Miami, Florida-based international telecom carrier founded in 2008 that provides telecom and technology solutions worldwide, with commercial presence in North America, Latin America, and Europe. Etelix provides International Long-Distance voice services for Telecommunications Operators (ILD Wholesale), and Submarine Fiber Optic Network capacity for internet (4G and 5G). Etelix was founded in 2008.

Etelix is interconnected to the most important players in the industry, with a very strong focus on Asian markets, among which it is worth mentioning: China Telecom, PCCW, Hutchinson Telecom, Vodafone India, KDDI, Airtel, Reliance, Viettel, TATA Communications, Flow Jamaica (Cable and Wireless Caribbean), Cable and Wireless Panama, Millicom (TIGO), Telefonica de España (Movistar), Telecom Italia (TIM), Portugal Telecom (MEU), Optimus (NOS), Belgacom (BICS), Deutsche Telekom, iBasis, Orbitel and Entel.

An important milestone in the evolution of Etelix was in 2013, when the company became part of a consortium of major carriers for the upgrade of the Maya-1 submarine cable systems that runs from Hollywood, Florida to the city of Tolu in Colombia. This consortium is led by Orange Telecom and Orbitel, where Etelix participates with 10 Gbps of capacity. The bulk of this contract was sold to Millicom (Tigo Costa Rica). This capacity considerably enhanced Tigo’s ability to deploy world-class 4G services to its customers in Costa Rica.

SwissLink Carrier AG is a 51% owned subsidiary of iQSTEL Inc. SwissLink Carrier AG is a Switzerland based international Telecommunications Carrier founded in 2015 providing international VoIP connectivity worldwide, with commercial presence in Europe, CIS and Latin America. SwissLink Carrier AG is a Swiss licensed Operator.

One of Company’s strategic line of actions is to expand the participation in Asian and African traffic. Africa is currently the market with the higher contribution to margin and Asia represents one third of the termination traffic in the industry. Estimations show that 56% (International Telecommunication Union) of the traffic terminating in Africa is originated from customers in Europe; while the corresponding percentage of traffic terminated in Asia is 37% (International Telecommunication Union). Based on these numbers the goal to expand the participation in the Asian and African traffic goes through establishing a strong presence in Europe.

The acquisition of Swisslink strengthened the Company’s presence in Europe putting us in a very competitive position to capture traffic to Asian and African countries; however it will also give us the opportunity to compete in the European traffic, where we currently have a low participation.

QGlobal SMS LLC is a 51% owned subsidiary of iQSTEL Inc. QGlobal SMS is a USA based company founded in 2020 specialized in international and domestic SMS termination.

IoT Labs LLC, is a 51% owned subsidiary of iQSTEL Inc. IoT Labs is a SMS service provider based in Austin, TX.

The Company has entered into the SMS business in 2020 through the acquisition of QGlobal and IoT Labs. Both companies specialize in international and domestic SMS termination, with emphasis on the Applications to Person (A2P), Person to Person (P2P) and OmniChannel Marketing Services for several markets: Wholesale Carrier, Government, Corporate, Enterprise, Small and Medium Companies.

QGlobal SMS has commercial presence in Europe, USA and Latin America, with robust international interconnection with Tier-1 SMS Aggregators, guarantying to its customers high quality and low termination rates, in over more than 100 countries; while IoT Labs is specialized in the SMS traffic exchange between US and Mexico.

With the acquisition of these two SMS providers we quickly began to cross-sell services to our existing client base.

The Global A2P SMS Market is expected to grow at a CAGR of 4.1% during the forecast period 2018 – 2030, to account for US$ 101 billion in 2030, according to Transparency Market Research. This market has experienced significant growth and adoption rate in the past few years and is expected to experience notable growth and adoption in years to come

ItsBchain LLC is a 75% owned subsidiary of iQSTEL Inc. ItsBchain is a blockchain technology developer and solution provider, with a strong focus on the telecom sector. The company is in the final stage of development of a series of blockchain solutions aimed at using the blockchain ledger and smart contract solutions to enable more efficiency, quickness in execution and fraud-prevention in the telco industry. Specifically, the company is developing a solution that will enable users and carriers to transfer mobile phone numbers with just a few clicks, allowing users and carriers the ability to transfer retail users from one mobile carrier to another instantly.

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

Since Etelix has no other network infrastructure outside the United States, no other licenses are required for us to operate as an international carrier service provider.

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order, which requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. Etelix also contributed to several other regulatory funds and programs, most notably Telecommunications Relay Service and FCC Regulatory Fees (collectively, the Other Funds). Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover from our customers all of our contributions.

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

Employees

iQSTEL, including all subsidiaries, has 49 employees as of December 31, 2020.

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

We have limited cash as of December 31, 2020 of $753,316, and we have continually operated at a loss with an accumulated deficit of $14,699,148 as of December 31, 2020. We have not attained profitable operations and are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. The Company has been qualified for a public offering of 80,000,000 shares of our common stock under the Regulation A. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of your investment in our company.

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

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our fourteen largest customers (5% of our total customer base) collectively accounted for 80% of total consolidated revenues in fiscal year 2020. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

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

Fiscal Year Ending December 31, 2020
Quarter Ended	High $	Low $
December 31, 2020	0.20	0.0592
September 30, 2020	0.099	0.0599
June 30, 2020	0.142	0.0510
March 31, 2020	0.5174	0.03

Fiscal Year Ending December 31, 2019
Quarter Ended	High $	Low $
December 31, 2019	1.35	0.032
September 30, 2019	2.39	0.131
June 30, 2019	2.44	1.175
March 31, 2019	3.5	0.81

On April 12, 2021, the last sales price per share of our common stock was $0.77.

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

Holders of Our Common Stock

As of April 12, 2021, we had 136,881,964 shares of our common stock issued and outstanding, held by approximately 59 shareholders of record at our transfer agent, with additional shareholders holding our shares in street name.

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

During the year ended December 31, 2020, we issued 100,224,841 shares valued at $4,940,646 as follow:

•23,937,500 shares issued for cash of $1,915,005

•12,818,145 shares issued for settlement of debt of $889,093

•6,267,600 shares issued for services valued at $647,858

•1,150,000 shares issued for forbearance of debt of $92,250

•46,575,378 shares issued for conversion of debt of $1,396,440

•9,476,218 shares issued for cashless exercised warrant.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2020 and 2019

Net Revenue

Our net revenue for the year ended December 31, 2019 was $44,910,006 as compared with $18,031,548 for the year ended December 31, 2019. These numbers reflect an increase of 149% year over year on our consolidated Revenues.

When looking at the numbers by subsidiary, we have the following breakout for the year ended December 31, 2020:

Subsidiary	Revenue Year Ended December 31, 2020
Etelix.com USA, LLC	$14,033,528
SwissLink Carrier AG	5,432,022
QGlobal LLC	421,619
IoT Labs LLC	25,022,837
$44,910,006

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

If net revenues continue growing at a similar rates for the next twelve months, we believe that the company will reach a total consolidated revenue of approximately $60 million by December 31, 2021.

Cost of Revenue

Our total cost of sales for the year ended December 31, 2020 was $43,947,654 as compared with $17,250,623 for the year ended December 31, 2019.

When looking at the numbers by subsidiary, we have the following breakout for the year ended December 31, 2020:

Subsidiary	Cost of revenue Year Ended December 31, 2020
Etelix.com USA, LLC	$14,062,553
SwissLink Carrier AG	4,656,865
QGlobal LLC	311,409
IoT Labs LLC	24,916,827
$43,947,654

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

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased from $780,925 in 2019 to $962,352 in 2020.

We expect an increase in the gross margin for the next twelve months as a result of having better termination costs.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $4,174,367, as compared with $1,449,624 for the year ended December 31, 2019. The detail by major category is reflected in the table below.

	Years Ended December 31
	2020	2019
Salaries, Wages and Benefits	$1,208,709	$657,790
Technology	133,400	160,251
Professional Fees	374,821	346,567
Legal & Regulatory	121,229	58,126
Travel & Events	8,596	22,689
Public Cost	87,234	33,537
Allowance for doubtful accounts	183,414	-
Depreciation and Amortization	68,602	41,737
Advertising	942,950	61.346
Bank Services and Fees	137,598	21,687
Office, Facility and Other	209,956	45,894

Subtotal	3,476,509	1,449,624

Stock-based compensation	697,858	-

Total Operating Expense	$4,174,367	$1,449,624

The main reasons for the overall increase in operating expenses for the year ended December 31, 2020 compared to the same period of 2019 is that in 2020 we are reflecting the costs corresponding to 5 operating subsidiaries (Etelix.com, SwissLink, ItsBchain, QGlobal and IoT Labs) plus the corporate costs corresponding to iQSTEL itself. This is compared with 2019 where operating expenses corresponded only to Etelix, a portion corresponding to SwissLink (this subsidiary is consolidated since August 15, 2019) and corporate costs of iQSTEL; as shown in the table below.

	Years Ended December 31,
	2020	2019	Difference
iQSTEL	$2,623,555	$746,932	$1,876,623
Etelix	407,937	442,748	(34,811)
SwissLink	815,130	259,944	555,186
ItsBchain	52,684	-	52,684
QGlobal	83,304	-	83,304
IoT Labs	191,757	-	191,757
	$4,174,367	$1,449,624	$2,724,743

The most significant difference is generated by iQSTEL which is due to the following: (1) the Salaries, Wages and Benefits as a result of the new employment agreements with the Management Team members valid from May 2019, where the aggregated monthly salaries varied from $11,500 to $36,000, and the implementation starting on January 2020 of a compensation for Board Members of 3,000 monthly; (2) Advertising corresponds to the third-party consultancy for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand image and a marketing program for the Reg A; and (3) Stock-based compensation.

The item Technology already reflects the savings resulting from the implementation of the new switching platform.

No allowance for doubtful accounts were established due to additional controls already implemented within the commercial area and collection team.

Item Advertising corresponds to the third-party consultancy for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand image: and a marketing program for the Reg A.

All other items were stable from one year to the other, which allows us to affirm that the cost structure of the company is under control and supervision.

Other Expenses

We had other expenses of $3,487,315 for the year ended December 31, 2020, as compared with other expenses of $4,774,039 for the year ended December 31, 2019. Our other expenses in 2020 were mainly related to interest expense of $3,509,323, loss on the settlement of debt of $154,629 and other expenses of $117,562, offset mainly by a $255,614 change in fair value of derivative securities. Our other expenses in 2019 were mainly related to interest expense of $2,653,996 and a $2,111,783 change in fair value of derivative securities.

Net Loss

We finished the year ended December 31, 2020 with a loss of $6,699,482 as compared to a loss of $5,442,738 during the year ended December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020 we had total current assets of $3,581,584, compared with current liabilities of $7,911,939, resulting in a working capital deficiency of $4,330,355 and a current ratio of approximately 0.45 to 1. This compares with the working capital deficiency of $7,707,148 and the current ratio of 0.31 to 1 at December 31, 2019.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2020 and 2019, as presented.

	2020	2019
Net cash used in operating activities	$(2,116,174)	$(1,244,027)
Net cash provided by (used) in investing activities	(91,211)	152,069
Net cash provided by financing activities	2,662,756	1,357,526

Effect of exchange rate changes on cash	27,442	365
Net change in cash and cash equivalents	$482,813	$265,933

Our operating activities used $2,116,174 in the year ended December 31, 2020, as compared with $1,244,027 used in operating activities in the year ended December 31, 2019. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Our negative operating cash flows in 2020 and 2019 is largely the result of our net loss for the years.

Investing activities used $91,211 for the year ended December 31, 2020, as compared with $152,069 provided by investing activities for the year ended December 31, 2019. Our negative investing cash flow for 2020 is largely due to the acquisition of property and equipment of $90,192 and net payment of loans between related parties of $18,888.

Financing activities provided $2,662,756 for the year ended December 31, 2020, as compared with $1,357,526 provided for the year ended December 31, 2019. Our positive financing cash flow in 2020 was largely the result of the net proceeds from loans of $1,239,620; net proceeds from convertible notes of $1,420,000; and proceed from the subscription of new common stock under our Regulation A offering $1,915,005; offset by repayments on loans of $969,664 and repayments of convertible notes of $942,190.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. The Company has received the qualification of an Offering Statement under Regulation A for the sale of up to 80,000,000 common stocks. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the twelve month period ended December 31, 2020.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of convertible debt and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm Audited Financial Statement for the Year ended December 31, 2020;

F-4	Report of Independent Registered Public Accounting Firm Audited Financial Statement for the Year ended December 31, 2019;

F-5	Consolidated Balance Sheets as of December 31, 2020 and 2019;

F-6	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;

F-7	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2020 and 2019;

F-8	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and

F-9	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

iQSTEL, Inc.

Coral Gables, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of iQSTEL, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit Company’s board of directors and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, and include the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

The related audit effort in evaluating management’s judgments in determining revenue recognition for customer agreements required a high degree of auditor judgment.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer agreements included the following:

•We gained an understanding of internal controls related to revenue recognition.

•We evaluated management’s significant accounting policies for reasonableness.

•We selected a sample of revenues recognized and performed the following procedures:

•Obtained and read contract source documents for each selection and other documents that were part of the agreement, if applicable.

•Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

•We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Going Concern

Critical Audit Matter Description

As described further in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and does not have an established source of revenues sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on executing business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

•We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

•We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

•We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and event.

Valuation of Derivative Liabilities

Critical Audit Matter Description

As described further in Notes 2, 9, and 10 to the financial statements, the Company determined that the conversion features of its convertible notes and certain warrants issued in conjunction with financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities are recorded at fair value when issued and subsequently re-measured to fair value each reporting period. The Company utilized a binomial option pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk-free interest rate.

How the Critical Audit Matter was Addressed in the Audit

We determined the assessment of the fair values of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining the fair value of the derivative liabilities. Auditing the valuation of the derivative liabilities involved a high degree of auditor judgement and specialized skills and knowledge were needed.

Our audit procedures consisted of the following, among others:

•Testing management’s process for developing the fair value measurement.

•Evaluating the appropriateness of the binomial option model used by the Company to value the derivative liabilities.

•Testing the reasonableness of the assumptions used by the Company in the binomial option model including exercise price, term, expected volatility, and risk-free interest rate.

•Testing the accuracy and completeness of data used by the Company in developing the assumptions use in the binomial option model.

/s/ Urish Popeck & Co., LLC

Pittsburgh, PA

April 15, 2021

We have served as the Company's auditor since 2020.

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of iQSTEL Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of iQSTEL Inc.(the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholder’s equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing and opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We served as the Company’s auditor from 2017 to 2020.

Bayville, NJ

April 15, 2020

361 Hopedale Drive SEP (732) 822-4427

Bayville, NJ 08721F (732) 510-0665

iQSTEL INC

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$753,316	$270,503
Accounts receivable, net	2,528,321	2,759,164
Due from related parties	221,790	316,860
Prepaid and other current assets	78,157	91,970
Total Current Assets	3,581,584	3,438,497

Property and equipment, net	350,530	287,970
Intangible asset	21,875	-
Goodwill	1,537,742	1,455,960
Deferred tax assets	460,036	420,519
TOTAL ASSETS	$5,951,767	$5,602,946

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	2,737,411	2,291,921
Due to related parties	94,616	34,631
Loans payable - net of discount of $19,221 and $0	1,332,612	89,671
Loans payable - related parties	2,054,379	1,885,708
Current portion of convertible notes - net of discount of $370,106 and $597,654	253,554	1,251,096
Other current liabilities	413,676	848,484
Derivative liabilities	1,025,691	4,744,134
Total Current Liabilities	7,911,939	11,145,645

Convertible notes - net of discount of $2,184 and $48,558	2,816	11,442
Loans payable	270,836	178,021
Employee benefits, non-current	161,212	38,253
TOTAL LIABILITIES	8,346,803	11,373,361

Stockholders' Deficit
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 and 0 shares issued and outstanding, respectively	10	-
Series B Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	-	-
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	-	-
Common stock: 300,000,000 authorized; $0.001 par value 118,133,432 and 18,008,591 shares issued and outstanding, respectively	118,133	18,008
Additional paid in capital	13,267,261	3,240,528
Accumulated deficit	(14,699,148)	(8,125,257)
Accumulated other comprehensive loss	(74,831)	(181)
Deficit attributed to stockholders of iQSTEL Inc.	(1,388,575)	(4,866,902)
Deficit attributable to noncontrolling interests	(1,006,461)	(903,513)
Total stockholders' Deficit	(2,395,036)	(5,770,415)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,951,767	$5,602,946

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

	Year Ended
	December 31,
	2020	2019
Revenues	$44,910,006	$18,031,548
Cost of revenue	43,947,654	17,250,623
Gross profit	962,352	780,925

Operating expenses
General and administration	4,174,367	1,449,624
Total operating expenses	4,174,367	1,449,624

Operating loss	(3,212,015)	(668,699)

Other income (expense)
Other income	38,585	2,631
Other expenses	(117,562)	(10,891)
Interest expense	(3,509,323)	(2,653,996)
Change in fair value of derivative liabilities	255,614	(2,111,783)
Loss on settlement of debt	(154,629)	-
Total other expense	(3,487,315)	(4,774,039)

Net loss before provision for income taxes	(6,699,330)	(5,442,738)
Income taxes	(152)	-
Net loss	(6,699,482)	(5,442,738)
Less: Net income (loss) attributable to noncontrolling interests	(125,591)	15,131
Net loss attributed to stockholders of iQSTEL Inc.	$(6,573,891)	$(5,457,869)

Comprehensive loss
Net loss	$(6,699,482)	$(5,442,738)
Foreign currency adjustment	(146,373)	(354)
Total comprehensive loss	$(6,845,855)	$(5,443,092)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(197,314)	14,958
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(6,648,541)	$(5,458,050)

Basic and diluted loss per common share	$(0.10)	$(0.35)

Weighted average number of common shares outstanding - Basic and diluted	63,941,222	15,684,477

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2020 and 2019

	Series A Preferred Stock		Common Stock	Additional Paid in		Accumulated	Accumulated Other Comprehensive		Non Controlling	Total Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total	Interest	Deficit
Balance – December 31, 2018	-	$ -	15,022,650	$ 15,023	$ 1,054,718	$ (2,667,388)	$ -	(1,597,647)	$ -	$ (1,597,647)

Common stock issued for acquisition	-	-	343,512	344	449,656	-	-	450,000	(918,471)	(468,471)
Capital Contribution	-	-	-	-	10,000	-	-	10,000	-	10,000
Common stock issued in conjunction with convertible notes	-	-	661,216	661	817,238	-	-	817,899	-	817,899
Common stock issued for conversion of debt	-	-	1,169,723	1,169	32,581	-	-	33,750	-	33,750
Common stock issued for exercised cashless warrant	-	-	811,490	811	(811)	-	-	-	-	-
Debt forgiveness	-	-	-	-	406,080	-	-	406,080	-	406,080
Resolution of derivative liabilities	-	-	-	-	471,066	-	-	471,066	-	471,066
Foreign currency translation adjustments	-	-	-	-	-	-	(181)	(181)	(173)	(354)
Net loss	-	-	-	-	-	(5,457,869)	-	(5,457,869)	15,131	(5,442,738)
Balance – December 31, 2019	-	$ -	18,008,591	$ 18,008	$ 3,240,528	$ (8,125,257)	$ (181)	$ (4,866,902)	$ (903,513)	$ (5,770,415)

Preferred stock issued for conversion of common stock	10,000	10	(100,000)	(100)	90	-	-	-	-	-
Common stock issued for cash	-	-	23,937,500	23,938	1,891,067	-	-	1,915,005	-	1,915,005
Common stock issued for settlement of debt	-	-	12,818,145	12,818	876,275	-	-	889,093	-	889,093
Common stock issued for services	-	-	6,267,600	6,268	641,590	-	-	647,858	-	647,858
Common stock issued for forbearance of debt	-	-	1,150,000	1,150	91,100	-	-	92,250	-	92,250
Common stock issued for conversion of debt	-	-	46,575,378	46,575	1,349,865	-	-	1,396,440	-	1,396,440
Common stock issued for exercised cashless warrant	-	-	9,476,218	9,476	(9,476)	-	-	-	-	-
Common stock issued for acquisition of Itsbchain LLC	-	-	-	-	50,000	-	-	50,000	-	50,000
Acquisition of IoT Lab	-	-	-	-	-	-	-	-	94,366	94,366
Resolution of derivative liabilities	-	-	-	-	5,136,222	-	-	5,136,222	-	5,136,222
Foreign currency translation adjustments	-	-	-	-	-	-	(74,650)	(74,650)	(71,723)	(146,373)
Net loss	-	-	-	-	-	(6,573,891)	-	(6,573,891)	(125,591)	(6,699,482)
Balance – December 31, 2020	10,000	$ 10	118,133,432	$ 118,133	$ 13,267,261	$ (14,699,148)	$ (74,831)	$ (1,388,575)	$ (1,006,461)	$ (2,395,036)

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,699,482)	$(5,442,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	697,858	-
Bad debt	137,749	-
Write-off of due from related party	43,375	-
Depreciation and amortization	68,602	41,737
Amortization of debt discount	2,221,506	1,939,687
Change in fair value of derivative liabilities	(255,614)	2,111,783
Gain on settlement of debt	154,629	-
Prepayment and Default penalty	358,046	-
Changes in operating assets and liabilities:
Accounts receivable	167,077	522,360
Other current assets	21,629	27,075
Accounts payable	432,872	(571,974)
Other current liabilities	535,579	128,043
Net cash used in operating activities	(2,116,174)	(1,244,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	15,781	239,516
Purchase of property and equipment	(90,192)	(32,007)
Payment of loan receivable - related party	(18,888)	(129,387)
Collection from due from related parties - related party	2,088	73,947
Net cash provided by (used in) investing activities	(91,211)	152,069

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(82)
Proceeds from loans payable	1,239,620	424,960
Repayments of loans payable	(969,664)	(527,239)
Proceeds from loans payable - related parties	20,182	46,438
Repayment of loans payable - related parties	(20,197)	(38,400)
Contribution	-	10,000
Common stock issued	1,915,005	-
Proceeds from convertible notes	1,420,000	2,266,250
Repayment of convertible notes	(942,190)	(824,401)
Net cash provided by financing activities	2,662,756	1,357,526

Effect of exchange rate changes on cash	27,442	365

Net change in cash and cash equivalents	482,813	265,933
Cash and cash equivalents, beginning of period	270,503	4,570
Cash and cash equivalents, end of period	$753,316	$270,503

Supplemental cash flow information
Cash paid for interest	$976,234	$678,663
Cash paid for taxes	$-	$-

Non-cash transactions:
Derivative liabilities recognized as debt discount	$1,673,393	$1,313,350
Common stock issued in conjunction with convertible notes	$-	$817,900
Common stock issued for conversion of debt	$1,396,440	$33,750
Common stock issued for cashless warrant exercised	$9,476	$39,760
Resolution of derivative liabilities	$5,136,222	$430,495
Debt forgiveness	$-	$406,080
Common stock issued for settlement of debt	$889,093	$-
Amount owing for acquisition of IOT	$60,000	$-
Common stock issued for forbearance of debt	$92,250	$-
Replacement of convertible notes to note payable	$1,000,000	$-
Preferred stock issued for conversion of common stock	$10	$-

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of B-Maven Inc. The Company changed its name to PureSnax International, Inc. on September 18, 2015; and more recently it changed its name to iQSTEL Inc. on August 7, 2018.

The Company has been engaged in the business of telecommunication services as a wholesale carrier of voice, SMS and data for other telecom companies around the World with more than 150 active interconnection agreements with mobile companies, fixed line companies and other wholesale carriers.

Acquisition

On April 1, 2019, the Company entered into a Company Purchase Agreement (the “Purchase Agreement”) by and between by Company and the Ralf Kohler (the “Seller”), which agreement provides for the purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”) (www.swisslink-carrier.com), a Swiss corporation, by the Company.

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

The payment for the acquisition of SwissLink Carrier AG, was agreed to be done with $50,000 in cash and the balance of $450,000 in common shares of iQSTEL with an initial price per share of $2.40; giving us a number of 187,500 shares ($450,000 / 2.40 $ per shares = 187,500 shares) to be issued; but the purchase agreement included a clause to adjust the number of shares to be ultimately issued if the price of the shares was less than $2.40 at the closing date. Since at the closing date the price of the shares was $1.31 the total shares to be issued to the Seller should be 343,512, and this was the total shares finally issue to the Seller.

SwissLink is a provider of international telephone traffic around the globe, which trades international VoIP (voice over IP) telephone minutes through its Software Management platform named VAMP.

On April 15, 2020, we entered into a Company Acquisition Agreement (the “Agreement”) with Francisco Bunt regarding the acquisition of 51% of the shares in IoT Labs, LLC (“IoT Labs”). The IoT Labs’ principal business activity is the sale of Short Messages (SMS) between USA and Mexico.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 15, 2021, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC, SwissLink Carrier AG, ITSBCHAIN, LLC, QGLOBAL SMS, LLC and IoT Labs, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s, Etelix’s, QGlobal’s and IoT Labs’ functional currency and reporting currency is the U.S. dollar, SwissLink’s functional currency is the Swiss Franc (“CHF”).

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•Assets and liabilities at the rate of exchange in effect at the balance sheet date

•Equities at historical rate

•Revenue and expense items at the average rate of exchange prevailing during the period

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

	December 31,	December 31,
	2020	2019
Spot CHF: USD exchange rate	$1.1304	$1.0333
Average CHF: USD exchange rate	$1.0662	$1.0122

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the year ended December 31, 2020 and 2019, the Company had bad debt expense of $137,749 and $0, respectively.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended December 31, 2020 and 2019.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

During the year ended December 31, 2020 and 2019, 6 customers represented 70% of our revenues and 8 customers represented 70% of our revenues, respectively. 34% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 13).

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has a working capital deficiency and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations.

During the next year, the Company's foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing in the industry and continuing its marketing efforts. The Company may experience a cash shortfall and be required to raise additional capital.

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

NOTE 4 - ACQUISITION

IoT Labs

On April 15, 2020, we entered into a Company Acquisition Agreement (the “Agreement”) with Francisco Bunt regarding the acquisition of 51% of the shares in IoT Labs. The Company’s principal business activity is the sale of Short Messages (SMS) between USA and Mexico.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 4 – ACQUISITION (CONTINUED)

The following table summarizes the fair value of the consideration paid by the Company and the fair value amounts assigned to the assets acquired on the acquisition date:

April 15,
2020
Fair Value of Consideration:
Cash	$180,000
Total Purchase Price	$180,000

IoT Labs has been included in our consolidated results of operations since the acquisition date.

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

SwissLink

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 4 – ACQUISITION (CONTINUED)

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

Unaudited combined proforma results of operations for the year ended December 31, 2020 and 2019 as though the Company acquired IoT Labs and SwissLink on January 1, 2019, are set forth below:

	Year Ended
	December 31,
	2020	2019
Revenues	$55,784,168	$50,971,291
Cost of revenues	54,631,017	49,585,229
Gross profit	1,153,151	1,386,062

Operating expenses	4,224,903	1,919,871
Operating loss	(3,071,752)	(533,809)

Other expense	(3,487,315)	(4,798,447)
Net Loss	$(6,559,067)	$(5,332,256)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Other prepaid and other current assets at December 31, 2020 and 2019 consisted of the following:

	Year Ended
	December 31,
	2020	2019
Advance payment to suppliers	$-	$6,600
Other receivable	77,557	78,936
Prepaid expenses	-	5,834
Tax receivable	600	600
	$78,157	$91,970

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Telecommunication equipment	$259,000	$249,169
Telecommunication software	530,514	436,124
Other equipment	47,206	8,497
Total property and equipment	836,720	693,790
Accumulated depreciation and amortization	(486,190)	(405,820)
Total property and equipment	$350,530	$287,970

Depreciation expense for the year ended December 31, 2020 and 2019 amounted to $68,602 and $41,737, respectively.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 7 –LOANS PAYABLE

Loans payable at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,		Interest
	2020	2019	Term	rate
Unique Funding Solutions_2	$2,000	$2,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
YES LENDER LLC	-	25,500	October 17, 2019 and due on March 31, 2020	30.0%
YES LENDER LLC 3	5,403	-	Note was issued on August 3, 2020 and due on January 12, 2021	26.0%
Complete Business Solutions_8	-	52,170	December 24, 2010 and due on June 09, 2020	26.0%
Advance Service Group LLC	12,143	-	Note was issued on October 20, 2020 and due on February 19, 2021	29.0%
Nicolas Arvelo	-	5,000	Note was issued on November 20, 2019 and due on November 20, 2020	12.0%
Martin Mendoza Diaz	-	5,000	Note was issued on November 20, 2019 and due on November 20, 2020	12.0%
Apollo Management Group, Inc	63,158	-	Note was issued on March 18, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 2	68,421	-	Note was issued on March 25, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 3	66,316	-	Note was issued on April 1, 2020 and due on October 1, 2021	12.0%
Apollo Management Group, Inc 4	73,684	-	Note was issued on April 2, 2020 and due on October 2, 2021	12.0%
Apollo Management Group, Inc 5	36,842	-	Note was issued on April 7, 2020 and due on October 7, 2021	12.0%
Apollo Management Group, Inc 6	84,211	-	Note was issued on April 15, 2020 and due on October 15, 2021	12.0%
Apollo Management Group, Inc 7	55,000	-	Note was issued on April 20, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 14	32,432		Note was issued on December 4, 2020 and due on January 4, 2021	12.0%
Labrys Fund	280,000	-	Note was issued on June 26, 2020 and due on April 1, 2021	12.0%
M2B Funding Corp	300,000	-	Note was issued on September 1, 2020 and due on September 1, 2021	12.0%
M2B Funding Corp 1	77,778	-	Note was issued on December 10, 2020 and due on January 9, 2021	22.0%
M2B Funding Corp 2	27,778	-	Note was issued on December 18, 2020 and due on January 17, 2021	22.0%
M2B Funding Corp 3	55,556	-	Note was issued on December 24, 2020 and due on January 23, 2021	22.0%
M2B Funding Corp 4	111,111	-	Note was issued on December 30, 2020 and due on January 29, 2021	22.0%
Martus	108,609	99,399	Note was issued on October 23, 2018 and due on January 3, 2022	5.0%
Swisspeers AG	49,187	78,623	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Darlene Covi19	113,040	-	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	1,622,669	267,692
Less: Unamortized debt discount	(19,221)	-
Total loans payable	1,603,448	267,692
Less: Current portion of loans payable	1,332,612	89,671
Long-term loans payable	$270,836	$178,021

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 7 –LOANS PAYABLE (CONTINUED)

Loans payable related parties at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,		Interest
	2020	2019	Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and due on June 11, 2019	16.5%
Alvaro Quintana	10,587	10,587	Note was issue on September 30, 2016 and due on September 29, 2019	0%
49% of Shareholder of Swisslink	1,737,512	1,588,261	Note is due on demand	0%
49% of Shareholder of Swisslink	226,080	206,660	Note is due on demand	5%
Total	2,054,379	1,885,708		16.5%
Less: Current portion of loans payable	2,054,379	1,885,708		0%

During the year ended December 31, 2020 and 2019, the Company borrowed from third parties totaling $1,239,620 and $424,960, which includes original issue discount and financing costs of $63,970 and $17,953 and repaid the principal amount of $969,664 and $527,239, respectively.

During the year ended December 31, 2020 and 2019, the Company recorded interest expense of $77,101 and $207,660 and recognized amortization of discount, included in interest expense, of $44,749 and $17,953, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Accrued liabilities	$6,789	$2,700
Credit card liabilities	-	4,987
Accrued interest	170,960	365,345
Salary payable - management	28,300	268,231
Employee benefits	181,231	192,288
Other current liabilities	26,396	14,933
	$413,676	$848,484

NOTE 9 - CONVERTIBLE LOANS

At December 31, 2020 and 2019, convertible loans consisted of the following:

	December 31,	December 31,
	2020	2019
Promissory notes – Issued in fiscal year 2019, with variable conversion features	$5,000	$1,908,750
Promissory notes – Issued in fiscal year 2020, with variable conversion features	623,660	-
Total convertible notes payable	628,660	1,908,750
Less: Unamortized debt discount	(372,290)	(646,212)
Total convertible notes	256,370	1,262,538

Less: current portion of convertible notes	253,554	1,251,096
Long-term convertible notes	$2,816	$11,442

During the year ended December 31, 2020 and 2019, the Company recorded interest expense of $487,012 and $506,649 and recognized amortization of discount, included in interest expense, of $2,176,757 and $1,921,734, respectively.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 9 - CONVERTIBLE LOANS (CONTINUED)

During the year ended December 31, 2020 and 2019, the Company repaid notes of $942,190 and $824,401 and accrued interest including prepayment penalty of $675,771 and $365,133, respectively.

Notes in Default

Certain convertible notes held by the company were in default. During the period ended December 31, 2020 and 2019, the Company did not maintain the covenant requiring the Company to be current with all financial filings. As a result of the breach, the company recorded a penalty of $0 and $8,151 as principal amount.

Conversion

During the year ended December 31, 2020, the Company converted notes with principal amounts of $1,302,785 and accrued interest of $93,656 into 46,575,378 shares of common stock. The corresponding derivative liability at the date of conversion of $4,275,728 was settled through additional paid in capital.

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 9 - CONVERTIBLE LOANS (CONTINUED)

Certain notes allow the Company to redeem the notes at rates ranging from 110% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the notes include original issue discount and financing costs totaling $278,000 and the Company received cash of $2,266,250.

Promissory Notes - Issued in fiscal year 2020

During the year ended December 31, 2020, the Company issued a total of $2,708,771 in notes with the following terms:

•Terms 12 months.

•Annual interest rates 5% or 12%.

•Convertible at the option of the holders 90 or 180 days from issuance.

•Conversion prices are typically based on the discounted (25% or 60% discount) lowest trading prices of the Company’s shares during 30 trading day periods prior to conversion. Certain note has a capped conversion price of $0.025.

Notes allow the Company to redeem the notes at a range from 120% to 125% provided that no redemption is allowed after the 180th or 185th day. Likewise, the notes include original issue discount and financing costs totaling $229,444 and the Company received cash of $1,420,000. Certain convertible notes were also provided with a total of 6,500,000 warrants with exercise price ranging from $0.02 to $0.03.

Derivative liabilities

The Company determined that the conversion option in the note met the definition of a liability in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock. The Company will bifurcate the embedded conversion option in the note once the note becomes convertible and account for it as a derivative liability.

The Company valued the conversion features of convertible notes and warrants using the Black Scholes valuation model. The fair value of the derivative liability for all the note and warrants that became convertible for the year ended December 31, 2020, amounted to $2,714,029. $1,673,393 of the value assigned to the derivative liability was recognized as a debt discount to the notes while the balance of $1,040,636 was recognized as a “day 1” derivative loss.

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

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 9 - CONVERTIBLE LOANS (CONTINUED)

Warrants

A summary of activity during the year ended December 31, 2020 and 2019 follows:

	Warrants Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (in years)
Outstanding, December 31, 2018	-	$-	-
Granted	92,000	3.00	3.66
Reset	1,115,038	0.066	4.46
Cashless Exercised	(839,695)	0.066	4.46
Forfeited/canceled	-	-	-
Outstanding, December 31, 2019	367,343	$0.480	4.05
Granted	6,500,000	0.024	6.00
Reset	10,813,001	0.014	1.92
Cashless Exercised	(10,597,010)	0.023	4.24
Settled	(7,083,334)	0.012	1.64
Outstanding, December 31, 2020	-	$-	-

The reset feature of warrants associated with the convertible notes was effective at the time that a separate convertible note with lower exercise price was issued. As a result of the reset features for warrants, the warrants increased by 10,813,001 at $0.0014 per share. We accounted for the issuance of the warrants as a liability and recognized the derivative liability.

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

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2020. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the year ended December 31, 2020 and 2019, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	December31,	December31,
	2020	2019
Expected term	0.02 - 6.00 years	0.03 - 5.00 years
Expected average volatility	74% - 550%	4% - 639%
Expected dividend yield	-	-
Risk-free interest rate	0.05% - 2.56%	1.44% - 2.57%

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 10 – DERIVATIVE LIABILITY (CONTINUED)

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2020 and 2019:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2018	$1,790,067

Addition of new derivatives recognized as debt discounts	1,313,350
Addition of new derivatives recognized as loss on derivatives	3,603,121
Settled on issuance of common stock	(471,066)
Gain on change in fair value of the derivative	(1,491,338)
Balance - December 31, 2019	$4,744,134

Addition of new derivatives recognized as debt discounts	1,673,393
Addition of new derivatives recognized as loss on derivatives	1,040,636
Settled on issuance of common stock	(5,136,222)
Change in fair value of the derivative	(1,296,250)
Balance - December 31, 2020	$1,025,691

The following table summarizes the change in fair value of derivative liability included in the income statement for the year ended December 31, 2020 and 2019, respectively.

	Year Ended
	December 31,
	2020	2019
Addition of new derivatives recognized as loss on derivatives	$1,040,636	$(1,491,338)
Revaluation of derivative liabilities	(1,296,250)	2,111,783
(Gain) loss on change in fair value of the derivative	$(255,614)	$3,603,121

NOTE 11 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.001 per share.

Series A Preferred Stock

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

During the year ended December 31, 2020, 100,000 shares of common stock were converted into 10,000 shares of Series A Preferred Stock by our management.

As of December 31, 2020 and 2019, 10,000 and 0 shares of Series A Preferred Stock were issued and outstanding, respectively.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 11 – SHAREHOLDERS’ EQUITY (CONTINUED)

Series B Preferred Stock

On November 11, 2020, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up 200,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series B Preferred Stock will receive a liquidation preference of $81 per share in any distribution upon winding up, dissolution, or liquidation of the Company before junior security holders, as provided in the designation. Holders of Series B Preferred Stock are entitled to receive as, when, and if declared by the Board of Directors, dividends in kind at an annual rate equal to twenty four percent (24%) of $81 per share for each of the then outstanding shares of Series B Preferred Stock, calculated on the basis of a 360-day year consisting of twelve 30-day months. Holders of Series B Preferred Stock do not have voting rights but may convert into common stock after twelve months from the issuance date, at a conversion rate of one thousand (1,000) shares of Common Stock for every one (1) share of Series B Preferred Stock. Upon conversion, the shares are subject to a one-year leak-out restriction on sales into the market of no more than 5% previous month’s stock liquidity.

Series C Preferred Stock

On January 7, 2021, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up 200,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock will rank junior to the Series B Preferred Stock, but on par with common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation of the company, as provided in the designation. The holders of shares of Series C Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series B Preferred Stock do not have voting rights but may convert into common stock after twenty four months from the issuance date, at a conversion rate of one thousand (1,000) shares of Common Stock for every one (1) share of Series C Preferred Stock. Upon conversion, the shares are subject to a one-year leak-out restriction on sales into the market of no more than 5% previous month’s stock liquidity.

The rights of the holders of Series C Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 7, 2021.

Common Stock

During the year ended December 31, 2020, the Company issued 100,224,841 shares of common stock, valued at fair market value on issuance as follows;

•23,937,500 shares issued for cash of $1,915,005

•12,818,145 shares issued for settlement of debt of $889,093

•6,267,600 shares issued for services valued at $647,858

•1,150,000 shares issued for forbearance of debt of $92,250

•46,575,378 shares issued for conversion of debt of $1,396,440

•9,476,218 shares issued for cashless exercised warrant

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 11 – SHAREHOLDERS’ EQUITY (CONTINUED)

During the year ended December 31, 2019, the Company issued 2,985,941 shares of common stock as follows;

•661,216 shares in conjunction with convertible notes.

•811,490 shares for cashless exercised warrant

•1,169,723 shares for conversion of debt of $33,750 (see Note 9)

•343,512 shares for acquisition of SwissLink

As of December 31, 2020 and 2019, 118,133,432 and 18,008,591 shares of common stock were issued and outstanding, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2020 and 2019, are as follows:

	December 31,	December 31,
	2020	2019
Net Operating loss carryforward	$8,601,999	$4,378,894
Effective tax rate	21%	21%
Deferred tax asset	1,806,420	919,568
Foreign taxes	(5,112)	-
Less: valuation allowance	(1,341,272)	(499,049)
Net deferred tax asset	$460,036	$420,519

As of December 31, 2020, the Company has approximately $8,432,000 of net operating losses (“NOL”) generated to December 31, 2020 carried forward to offset taxable income in future years which expire commencing in fiscal 2037. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

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

Tax returns for the years ended 2012 through 2020 are subject to review by the tax authorities.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from related party

During the year ended December 31, 2020, the Company loaned $20,182 to related parties who are a shareholder and a former director, collected $20,197 and wrote off amounts totaling $43,375.

During the year ended December 31, 2020 and 2019, the Company loaned $18,888 and $129,387 to a related party and collected $2,088 and $73,947, respectively.

As of December 31, 2020 and 2019, the Company had due from related parties of $221,790 and $316,860, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the year ended December 31, 2020 and 2019, the Company borrowed $20,182 and $46,438 from CEO and CFO of the Company, and repaid $20,197 and $38,400 to the CEO and CFO, respectively.

During the year ended December 31, 2020, the Company borrowed $20,000 from Francisco Bunt who owns 49% of loT Labs and repaid $20,000.

As of December 31, 2020 and 2019, the Company had amounts due to related parties of $94,616, which included $60,000 to Francisco Bunt (Note 4) and $34,631, respectively. The amounts are unsecured, non-interest bearing and due on demand.

Debt forgiveness

During the year ended December 31, 2019, the Company recorded debt forgiveness of $406,080 as additional paid in capital.

Employment agreements

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

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

During the year ended December 31, 2020 and 2019, the Company recorded management fees of $504,000 and $334,000, bonus of $79,880 and $0 and paid $130,400 and $126,200, respectively. During the year ended December 31, 2020, the Company settled accrued salary – management of $619,531 and issued 10,851,199 shares. As at December 31, 2020 and 2019, the Company recorded and accrued management salaries of $22,300 and $268,231, respectively.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Lease

The Company leases facilities which the term is 12 months. For the years ended December 31, 2020 and 2019, the Company incurred $18,400 and $19,900, respectively.

Rent

The Company leases office space at $1,200 per month with one-year term, starting July 1, 2018 and ending June 30, 2019. For the year ended December 31, 2020 and 2019, the Company incurred $0 and $7,200, respectively.

NOTE 15 - SEGMENT

At December 31, 2020, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the years ended December 31, 2020 and 2019:

	USA	Switzerland	Elimination	Total
Revenues	$39,495,542	5,432,022	$(17,558)	$44,910,006
Cost of revenue	39,308,347	4,656,865	(17,558)	43,947,654
Gross profit	187,195	775,157	-	962,352

Operating expenses
General and administration	3,359,237	815,130	-	4,174,367

Operating loss	(3,172,042)	(39,973)	-	(3,212,015)

Other expense	(3,356,881)	(130,434)	-	(3,487,315)
Net loss	$(6,528,923)	$(170,407)	$-	$(6,699,330)

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 15 - SEGMENT (CONTINUED)

	USA	Switzerland	Elimination	Total
Revenues	$16,327,871	1,726,359	$(22,682)	$18,031,548
Cost of revenue	15,796,310	1,476,995	(22,682)	17,250,623
Gross profit	531,561	249,364	-	780,925

Operating expenses
General and administration	1,189,680	259,944	-	1,449,624

Operating loss	(658,119)	(10,580)	-	(668,699)

Other expense	(4,753,739)	(20,300)	-	(4,774,039)
Net loss	$(5,411,858)	$(30,880)	$-	$(5,442,738)

Asset Information

The following table shows asset information by geographic segment as of December 31, 2020 and 2019:

December 31, 2020	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,245,725	$1,225,399	$(889,540)	$3,581,584
Non-current assets	$3,478,147	$561,551	$(1,669,515)	$2,370,183
Liabilities
Current liabilities	$5,630,060	$3,171,419	$(889,540)	$7,911,939
Non-current liabilities	$2,816	$432,048	$-	$434,864

December 31, 2019	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,073,654	$1,174,856	$(810,013)	$3,438,497
Non-current assets	$3,146,894	$456,070	$(1,438,515)	$2,164,449
Liabilities
Current liabilities	$9,041,421	$2,914,237	$(810,013)	$11,145,645
Non-current liabilities	$11,442	$216,274	$-	$227,716

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 16 - SUBSEQUENT EVENTS

Subsequent to December 31, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

On January 15, 2021, we entered into Conversion Agreements with Leandro Iglesias, our Chief Executive Officer and director, Alvaro Quintana, Chief Financial Officer and director, and Juan Carlos Lopez, our Chief Commercial Officer, pursuant to which we agreed to convert 21,000,000 shares of common stock from officers into 21,000 shares of our Series B Preferred Stock, as follow:

Shareholders	Number of Shares of Common Stock Converting Into Series B Preferred Stock	Number of shares of Series B Preferred Stock acquired in Conversion
Leandro Iglesias	12,200,000	12,200
Alvaro Cardona	5,300,000	5,300
Juan Carlos Lopez	3,500,000	3,500
Total	21,000,000	21,000

The features of our Series B Preferred Stock are found in the Certificate of Designation for our Series B Preferred Stock, which is made Exhibit 3.1 in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2020.

The Series B Preferred Stock have one (1) year lock-up after the issuance, and 1 year of leak out after the conversion back into a common, and the Shareholder cannot sell more than 5% of the liquidity of the market.

On February 16, 2021, we entered into a Termination Agreement and Release with Apollo Management Group, Inc. (“Apollo”), pursuant to which we agreed to settle loans amounting to $500,000 with Apollo by issuing to Apollo 735,295 shares of our common stock as full and complete settlement of the aggregate outstanding principal amount and by paying Apollo $1,500 representing the outstanding accrued and unpaid interest on the loans. In connection with the agreement, the parties entered into a mutual release of claims.

Also on February 16, 2021, we entered into a Termination Agreement and Release with M2B Funding Corp. (“M2B”), pursuant to which we agreed to settle loans amounting to $716,666.67 with M2B by issuing to M2B 1,053,922 shares of our common stock as full and complete settlement of the aggregate outstanding principal amount and by paying M2B $10,511 representing the outstanding accrued and unpaid interest on the loans. In connection with the agreement, the parties entered into a mutual release of claims.

Also on February 16, 2021, we entered into a Termination Agreement and Release with M2B, pursuant to which we agreed to settle an “additional loan” amounting to $300,000 with M2B by issuing to M2B 441,177 shares of our common stock as full and complete settlement of the aggregate outstanding principal amount and by paying M2B $789 representing the outstanding accrued and unpaid interest on the loan. In connection with the agreement, the parties entered into a mutual release of claims.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Inherent Limitations

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2020, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Leandro Iglesias	55	President, Chairman, Chief Executive Officer and Director
Alvaro Quintana Cardona	49	Chief Operating Officer, Chief Financial Officer and Director
Juan Carlos Lopez Silva	52	Chief Commercial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Leandro Iglesias

Before founding Etelix in year 2008, where he has acted as President and CEO, Mr. Iglesias was the International Business Manager at CANTV/Movilnet (the Venezuelan biggest telecommunications services provider). He held this position between January 2003 and July 2008, while the company was under the control of Verizon. Previous to his position in Cantv/Movilnet Mr. Iglesias was Executive Vice President and responsible of the Latin America marketing division of American Internet Communications (August 1998 – December 2002). Leandro Iglesias has developed a career for more than 20 years in the telecommunications industry with a particular emphasis in the international long-distance traffic business, submarine cables, satellite communications and international roaming services. He is Electronic Engineer graduate from Universidad Simon Bolivar and graduated from the Management Program at IESA Business School. He also holds an MBA from Universidad Nororiental Gran Mariscal de Ayacucho.

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

Alvaro Quintana Cardona

Alvaro Quintana has developed a career of more than twenty years of experience in the telecommunication industry with particular focus on regulatory affairs, strategic planning, value added services and international interconnection agreements. Before joining Etelix in year 2013 as Chief Operation Officer and Chief Financial Officer, Mr. Quintana acted between June 2004 and May 2013 as Interconnection and Value-Added Services Manager at Digitel (a mobile service provider in Venezuela, formerly a Telecom Italia Mobile subsidiary). He holds a Bachelor Degree in Business Administration and a Specialist Degree in Economics, both from the Universidad Catolica Andres Bello. He also holds a Master in Telecommunications from the EOI Business School in Spain.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2020. Following the year end, all of the Form 3s were filed late for incoming management of Etelix.com USA LLC.

Code of Ethics

We do not have a code of ethics but we plan to adopt one this fiscal year.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Leandro Iglesias President, CEO and Director	2019 2020	52,700 76,800	- -	- -	- -	- -	52,700 76,800
Alvaro Quintana Treasury, Secretary and Director	2019 2020	33,500 25,100	- -	- -	- -	- -	33,500 25,100
Juan Carlos López Chief Commercial Officer	2019 2020	35,000 28,500	- -	- -	- -	- -	35,000 28,500

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 12, 2021, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)

Leandro Iglesias	818,094	0.598%
Alvaro Quintana Cardona	588,509	0.430%
Juan Carlos Lopez Silva	525,497	0.384%
All Directors and Executive Officers as a Group (3 persons)	1,932,100	1.412%

	Series A Preferred Stock
Name and Address of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (3)

Leandro Iglesias	7,000	70.00%
Alvaro Quintana Cardona	3,000	30.00%
Juan Carlos Lopez Silva	-	-
All Directors and Executive Officers as a Group (3 persons)	10,000	100.00%

(1)Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 136,881,964 voting shares as of April 12, 2021.

(3) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 10,000 voting shares as of April 12, 2021.

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

Due from related party

During the year ended December 31, 2020, the Company loaned $17,187 to related parties who are a shareholder and a former director, collected $388 and wrote off amounts totaling $43,375.

During the year ended December 31, 2020 and 2019, the Company loaned $18,888 and $129,387 to a related party and collected $2,088 and $73,947, respectively.

As of December 31, 2020 and 2019, the Company had due from related parties of $221,790 and $316,860, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the year ended December 31, 2020 and 2019, the Company borrowed $20,182 and $46,438 from CEO and CFO of the Company, and repaid $20,197 and $38,400 to the CEO and CFO, respectively.

During the year ended December 31, 2020, the Company borrowed $20,000 from Francisco Bunt who owns 49% of loT Labs and repaid $20,000.

As of December 31, 2020 and 2019, the Company had amounts due to related parties of $94,616, which included $60,000 to Francisco Bunt (Note 4) and $34,631, respectively. The amounts are unsecured, non-interest bearing and due on demand.

Debt forgiveness

During the year ended December 31, 2020, the Company recorded debt forgiveness of $406,080 as additional paid in capital.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$24,000	$0	$0	$0
2020	$39,000	$4,650	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 2.2	Memorandum of Understanding and Shareholders Agreement dated February 21, 2020(5)
Exhibit 2.3	Memorandum of Understanding and Shareholders Agreement dated February 12, 2020(6)
Exhibit 2.4	Company Purchase Agreement, dated April 1, 2019(11)
Exhibit 3.1	Articles of Incorporation of the Registrant (2)
Exhibit 3.2	Bylaws of the Registrant (2)
Exhibit 3.3	Certificate of Amendment(3)
Exhibit 4.1	Amendment #2 to the Crown Capital Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #2 to the Auctus Fund Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #1 to the Labrys Fund Note dated February 11, 2020(7)
Exhibit 4.3	Amendment #1 to the Apollo Note dated December 23, 2019(8)
Exhibit 4.4	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.5	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.6	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.7	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.8	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.9	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.10	Amendment #1 to the Crown Capital Note dated December 23, 2019(8)
Exhibit 4.11	Amendment #1 to the Auctus Fund Note dated January 1, 2020(8)
Exhibit 4.12	Senior Secured Convertible Promissory Note to Labrys Fund dated December 3, 2019(9)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 10.7	Forbearance Agreement dated December 12, 2019(8)
Exhibit 10.8	Temporary Forbearance Agreement dated December 18, 2019(8)
Exhibit 10.9	Securities Purchase Agreement, dated December 3, 2019(9)
Exhibit 10.10	Employment and Indemnification Agreements with Leandro Iglesias, dated May 2, 2019(10)
Exhibit 10.11	Employment and Indemnification Agreements with Alvaro Quintana, dated May 2, 2019(10)
Exhibit 10.12	Employment and Indemnification Agreements with Juan Carlos Lopez Silva, dated May 2, 2019(10)
Exhibit 31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL).

Filed herewith**

(1)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 28, 2018.

(2)Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the US Securities and Exchange Commission on August 18, 2011.

(3)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.

(4)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 30, 2020.

(5)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 25, 2020.

(6)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 19, 2020.

(7)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2020.

(8)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 6, 2020.

(9)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 11, 2019.

(10)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 6, 2019.

(11)Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 4,2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 15, 2021

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 15, 2021

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 15, 2021