Form 10-Q
period 2021-03-31
iQSTEL Inc
filed 2021-05-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

[   ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,881,964 common shares as of May 14, 2021

Item 1. Financial Statements

iQSTEL INC

Consolidated Balance Sheets

 (Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$3,032,637	$753,316
Accounts receivable, net	2,462,393	2,528,321
Due from related parties	221,790	221,790
Prepaid and other current assets	117,829	78,157
Total Current Assets	5,834,649	3,581,584

Property and equipment, net	335,755	350,530
Intangible asset	28,154	21,875
Goodwill	1,537,742	1,537,742
Deferred tax assets	432,077	460,036
TOTAL ASSETS	$8,168,377	$5,951,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	2,056,075	2,737,411
Due to related parties	34,616	94,616
Loans payable - net of discount of $0 and $19,221	3,063	1,332,612
Loans payable - related parties	1,924,454	2,054,379
Current portion of convertible notes - net of discount of $0 and $370,106	-	253,554
Other current liabilities	294,358	413,676
Stock payable	2,056,530	-
Derivative liabilities	39,505	1,025,691
Total Current Liabilities	6,408,601	7,911,939

Convertible notes - net of discount of $1,820 and $2,184	3,180	2,816
Loans payable	245,374	270,836
Employee benefits, non-current	151,414	161,212
TOTAL LIABILITIES	6,808,569	8,346,803

Stockholders' Equity (Deficit)
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 and 0 shares issued and outstanding	21	-
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	-	-
Common stock: 300,000,000 authorized; $0.001 par value 138,826,964 and 118,133,432 shares issued and outstanding, respectively	138,827	118,133
Additional paid in capital	18,772,223	13,267,261
Accumulated deficit	(16,641,539)	(14,699,148)
Accumulated other comprehensive loss	(19,926)	(74,831)
Equity (Deficit) attributed to stockholders of iQSTEL Inc.	2,249,616	(1,388,575)
Deficit attributable to noncontrolling interests	(889,808)	(1,006,461)
Total stockholders' Equity (Deficit)	1,359,808	(2,395,036)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,168,377	$5,951,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenues	$14,197,611	$5,017,412
Cost of revenue	13,710,241	5,178,553
Gross profit	487,370	(161,141)

Operating expenses
General and administration	1,498,111	1,297,527
Total operating expenses	1,498,111	1,297,527

Operating loss	(1,010,741)	(1,458,668)

Other income (expense)
Other income	25,034	15,917
Other expenses	(469)	(5,055)
Interest expense	(630,025)	(801,374)
Change in fair value of derivative liabilities	277,575	(1,660,023)
Loss on settlement of debt	(539,863)	-
Total other expense	(867,748)	(2,450,535)

Net loss before provision for income taxes	(1,878,489)	(3,909,203)
Income taxes	-	-
Net loss	(1,878,489)	(3,909,203)
Less: Net income (loss) attributable to noncontrolling interests	(63,902)	18,713
Net loss attributed to stockholders of iQSTEL Inc.	$(1,942,391)	$(3,890,490)

Comprehensive income (loss)
Net loss	$(1,878,489)	$(3,909,203)
Foreign currency adjustment	107,656	(3,278)
Total comprehensive loss	$(1,770,833)	$(3,912,481)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(116,653)	20,319
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(1,887,486)	$(3,892,162)

Basic and diluted loss per common share	$(0.01)	$(0.13)

Weighted average number of common shares outstanding - Basic and diluted	118,489,436	30,808,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended March 31, 2021 and December 31, 2020

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Shareholders’ (Equity) Deficit
Balance – December 31, 2020	10,000	$ 10	-	$ -	118,133,432	$ 118,133	$ 13,267,261	$ (14,699,148)	$ (74,831)	$ (1,388,575)	$ (1,006,461)	$ (2,395,036)

Preferred stock issued for conversion of common stock	-	-	21,000	21	(21,000,000)	(21,000)	20,979	-	-	-	-	-
Common stock issued for cash	-	-	-	-	35,862,500	35,863	3,550,387	-	-	3,586,250	-	3,586,250
Common stock issued for service	-	-	-	-	195,000	195	284,505	-	-	284,700	-	284,700
Common stock issued for compensation	-	-	-	-	600,000	600	563,400	-	-	564,000	-	564,000
Common stock issued for forbearance of debt	-	-	-	-	250,000	250	49,675	-	-	49,925	-	49,925
Common stock issued for conversion of debt	-	-	-	-	6,080,632	6,081	416,214	-	-	422,295	-	422,295
Cancellation of common stock	-	-	-	-	(1,294,600)	(1,295)	(88,809)	-	-	(90,104)	-	(90,104)
Resolution of derivative liabilities	-	-	-	-	-	-	708,611	-	-	708,611	-	708,611
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	54,905	54,905	52,751	107,656
Net loss	-	-	-	-	-	-	-	(1,942,391)	-	(1,942,391)	63,902	(1,878,489)
Balance – March 31, 2021	10,000	$ 10	21,000	$ 21	138,826,964	$ 138,827	$ 18,772,223	$ (16,641,539)	$ (19,926)	$ 2,249,616	$ (889,808)	$ 1,359,808

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Shareholders’ (Equity) Deficit
Balance – December 31, 2019	18,008,591	$ 18,008	$ 3,240,528	$ (8,125,257)	$ (181)	$ (4,866,902)	$ (903,513)	$ (5,770,415)

Common stock issued for settlement of debt	4,308,510	4,309	198,191	-	-	202,500	-	202,500
Common stock issued for services	4,173,000	4,173	445,861	-	-	450,034	-	450,034
Common stock issued for forbearance of debt	50,000	50	2,850	-	-	2,900	-	2,900
Common stock issued for conversion of debt	17,208,350	17,208	256,760	-	-	273,968	-	273,968
Common stock issued for exercised cashless warrant	2,235,697	2,235	(2,235)	-	-	-	-	-
Common stock issued for acquisition of Itsbchain LLC	-	-	50,000	-	-	50,000	-	50,000
Resolution of derivative liabilities		-	2,567,348	-	-	2,567,348	-	2,567,348
Foreign currency translation adjustments	-	-		-	(1,672)	(1,672)	(1,606)	(3,278)
Net loss	-	-	-	(3,890,490)	-	(3,890,490)	(18,713)	(3,909,203)
Balance – March 31, 2020	45,984,148	$ 45,983	$ 6,759,303	$ (12,015,747)	$ (1,853)	$ (5,212,314)	$ (923,832)	$ (6,136,146)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,878,489)	$(3,909,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	758,596	500,034
Write-off of due from related party	-	43,375
Depreciation and amortization	20,560	13,425
Amortization of debt discount	434,136	457,579
Change in fair value of derivative liabilities	(277,575)	1,660,023
Loss on settlement of debt	539,863	-
Prepayment and Default penalty	122,020	48,729
Changes in operating assets and liabilities:
Accounts receivable	18,760	359,756
Prepaid and other current assets	(44,842)	(4,568)
Accounts payable	(624,349)	(9,060)
Other current liabilities	(110,872)	298,026
Net cash used in operating activities	(1,042,192)	(541,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	(60,000)	-
Purchase of property and equipment	(18,346)	(45,280)
Payment of loan receivable - related party	-	(13,399)
Net cash used in investing activities	(78,346)	(58,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	400,000	210,000
Repayments of loans payable	(309,082)	(98,646)
Proceeds from loans payable - related parties	-	182
Repayment of loans payable - related parties	(10,587)	(162)
Proceeds from common stock issued	3,586,250	-
Proceeds from convertible notes	-	810,000
Repayment of convertible notes	(250,000)	(334,500)
Net cash provided by financing activities	3,416,581	586,874

Effect of exchange rate changes on cash	(16,722)	486

Net change in cash and cash equivalents	2,279,321	(13,203)
Cash and cash equivalents, beginning of period	753,316	270,503
Cash and cash equivalents, end of period	$3,032,637	$257,300

Supplemental cash flow information
Cash paid for interest	$111,622	$173,749
Cash paid for taxes	$-	$-

Non-cash transactions:
Common stock issued for conversion of debt	$422,295	$273,968
Common stock issued for cashless warrant exercised	$-	$2,235
Resolution of derivative liabilities	$708,611	$2,567,348
Common stock issued for settlement of debt	$-	$202,500
Common stock issued for acquisition of ItsBchain LLC	$-	$50,000
Preferred stock issued for conversion of common stock	$21	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 14, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021.

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

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended March 31, 2021 and 2020, the Company did not record bad debt expense.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the years ended March 31, 2021 and 2020.

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

During the three months ended March 31, 2021 and 2020, 4 customers represented 86% of our revenues and 12 customers represented 83% of our revenues, respectively.

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

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Telecommunication equipment	$258,737	$259,000
Telecommunication software	534,234	530,514
Other equipment	46,614	47,206
Total property and equipment	839,585	836,720
Accumulated depreciation and amortization	(503,830)	(486,190)
Total property and equipment	$335,755	$350,530

Depreciation expense for the three months ended March 31, 2021 and 2020 amounted to $20,560 and $13,425, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 5 –LOANS PAYABLE

Loans payable at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,		Interest
	2021	2020	Term	rate
Unique Funding Solutions_2	$2,000	$2,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
YES LENDER LLC 3	1,063	5,403	Note was issued on August 3, 2020 and due on January 12, 2021	26.0%
Apollo Management Group, Inc	-	63,158	Note was issued on March 18, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 2	-	68,421	Note was issued on March 25, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 3	-	66,316	Note was issued on April 1, 2020 and due on October 1, 2020	12.0%
Apollo Management Group, Inc 4	-	73,684	Note was issued on April 2, 2020 and due on October 2, 2020	12.0%
Apollo Management Group, Inc 5	-	36,842	Note was issued on April 7, 2020 and due on October 7, 2020	12.0%
Apollo Management Group, Inc 6	-	84,211	Note was issued on April 15, 2020 and due on October 15, 2020	12.0%
Apollo Management Group, Inc 7	-	55,000	Note was issued on April 20, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 14	-	32,432	Note was issued on December 4, 2020 and due on January 4, 2021	12.0%
Labrys Fund	-	280,000	Note was issued on June 26, 2020 and due on April 1, 2021	12.0%
M2B Funding Corp	-	300,000	Note was issued on September 1, 2020 and due on September 1, 2021	12.0%
M2B Funding Corp 1	-	77,778	Note was issued on December 10, 2020 and due on January 9, 2021	22.0%
M2B Funding Corp 2	-	27,778	Note was issued on December 18, 2020 and due on January 17, 2021	22.0%
M2B Funding Corp 3	-	55,556	Note was issued on December 24, 2020 and due on January 23, 2021	22.0%
M2B Funding Corp 4	-	111,111	Note was issued on December 30, 2020 and due on January 29, 2021	22.0%
Martus	102,008	108,609	Note was issued on October 23, 2018 and due on January 3, 2022	5.0%
Swisspeers AG	37,196	49,187	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Darlene Covi19	106,170	113,040	Note was issued on April 1, 2020 and due on September 30, 2027	0.0%
Total	248,437	1,622,669
Less: Unamortized debt discount	-	(19,221)
Total loans payable	248,437	1,603,448
Less: Current portion of loans payable	(3,063)	(1,332,612)
Long-term loans payable	$245,374	$270,836

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 5 –LOANS PAYABLE (CONTINUED)

Loans payable to related parties at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,		Interest
	2021	2020	Term	rate
Alonso Van Der Biest	$80,200	$80,200	Note was issued on June 12, 2015 and originally due on June 11, 2019. The note was extended to July 2021.	16.5%
Alvaro Quintana	-	10,587	Note was issue on September 30, 2016 and due on September 29, 2019	0%
49% of Shareholder of SwissLink	1,631,914	1,737,512	Note is due on demand	0%
49% of Shareholder of SwissLink	212,340	226,080	Note is due on demand	5%
Total	1,924,454	2,054,379
Less: Current portion of loans payable	1,924,454	2,054,379
Long-term loans payable	$-	$-

During the three months ended March 31, 2021 and 2020, the Company borrowed from third parties totaling $444,444 and $210,000, which includes original issue discount and financing costs of $44,444 and $0 and repaid the principal amount of $309,082 and $98,646, respectively.

During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $162,459 and $48,294 and recognized amortization of discount, included in interest expense, of $63,666 and $0, respectively.

During the three months ended March 31, 2021, the Company settled loans payable of $1,516,667 by 2,230,994 shares of common stock valued at $2,056,530. As a result, the Company recorded loss on settlement of debt of $539,863. As of March 31, 2021, the shares were not yet issued and recorded as stock payable.

NOTE 6 - CONVERTIBLE LOANS

At March 31, 2021 and December 31, 2020, convertible loans consisted of the following:

	March 31,	December 31,
	2021	2020
Promissory notes – Issued in fiscal year 2019, with variable conversion features	$5,000	$5,000
Promissory notes – Issued in fiscal year 2020, with variable conversion features	-	623,660
Total convertible notes payable	5,000	628,660
Less: Unamortized debt discount	(1,820)	(372,290)
Total convertible notes	3,180	256,370

Less: current portion of convertible notes	-	253,554
Long-term convertible notes	$3,180	$2,816

During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $33,430 and $295,903 and recognized amortization of discount, included in interest expense, of $370,470 and $457,177, respectively.

During the three months ended March 31, 2021 and 2020, the Company repaid notes of $250,000 and $334,500 and accrued interest including prepayment penalty of $6,027 and $151,542, respectively.

Conversion

During the three months ended March 31, 2021, the Company converted notes with principal amounts and accrued interest of $422,295 into 6,080,632 shares of common stock. The corresponding derivative liability at the date of conversion of $708,611 was settled through additional paid in capital.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 6 - CONVERTIBLE LOANS (CONTINUED)

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

The Company valued the conversion features of convertible notes and warrant using the Black Scholes valuation model. During the three months ended March 31, 2021, the fair value of the derivative liability for new notes was $0, as there were no notes that became convertible.

NOTE 7 – DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 7 – DERIVATIVE LIABILITY (CONTINUED)

For the three months ended March 31, 2021 and the year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended	Year ended
	March 31,	December31,
	2021	2020
Expected term	0.16 - 1.18 years	0.02 - 6.00 years
Expected average volatility	145% - 241%	74% - 550%
Expected dividend yield	-	-
Risk-free interest rate	0.07% - 0.09%	0.05% - 2.56%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2020	$1,025,691

Addition of new derivatives recognized as debt discounts	-
Addition of new derivatives recognized as loss on derivatives	-
Settled on issuance of common stock	(708,611)
Change in fair value of the derivative liabilities	(277,575)
Balance - March 31, 2021	$39,505

The following table summarizes the change in fair value of derivative liability included in the income statement for the three months ended March 31, 2021 and 2020, respectively.

	Three months Ended
	March 31,
	2021	2020
Addition of new derivatives recognized as loss on derivatives	$-	$-
Revaluation of derivative liabilities	(277,575)	1,660,023
Change in fair value of the derivative liabilities	$(277,575)	$1,660,023

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 1,200,000 shares of preferred stock and 300,000,000 shares of common stock with a par value of $0.001 per share.

Common Stock

During the three months ended March 31, 2021, the Company issued 42,988,132 shares of common stock, valued at fair market value on issuance as follows;

•35,862,500 shares issued for cash of $3,586,250

•600,000 shares issued to our management for compensation valued at $564,000

•6,080,632 shares issued for conversion of debt of $422,295

•195,000 shares for services valued at $284,700

•250,000 shares for forbearance of debt valued at $49,925

During the three months ended March 31, 2021, the Company cancelled 1,294,600 shares of common stock which was issued for service.

As of March 31, 2021 and December 31, 2020, 138,826,964 and 118,133,432 shares of common stock were issued and outstanding, respectively.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 8 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of March 31, 2021 and December 31, 2020, 10,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

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

During the three months ended March 31, 2021, 21,000,000 shares of common stock were converted into 21,000 shares of Series B Preferred Stock by our management.

As of March 31, 2021 and December 31, 2020, 21,000 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related parties

During the three months ended March 31, 2021 and 2020, the Company loaned $0 and $13,399 to a related party, respectively.

As of March 31, 2021 and December 31, 2020, the Company had due from related parties of $221,790. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the three months ended March 31, 2021 and 2020, the Company borrowed $0 and $182 from CEO and CFO of the Company, and repaid $10,587 and $162 to the CEO and CFO, respectively.

As of March 31, 2021 and December 31, 2020, the Company had amounts due to related parties of $34,616 and $94,616, respectively. During the three months ended March 31, 2021, the Company paid $60,000 for the rest of consideration of acquisition of IoT Labs in 2020 The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the three months ended March 31, 2021 and 2020, the Company recorded management fees of $135,000 and $126,000, bonus of $564,000 and $0 and paid $143,212 and $28,600, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Lease

The Company leases facilities which the term is less than 12 months. For the years ended March 31, 2021 and December 31, 2020, the Company incurred $6,900 and $9,200, respectively.

Advisory service

On March 3, 2020, we appointed Oscar Brito as an advisor to our Board of Directors and agreed to pay him $5,000 per month for such services. Mr. Brito acted as an advisor to our Board of Directors until August 30, 2020.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 11 - SEGMENT

At March 31, 2021, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three months ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021

	USA	Switzerland	Elimination	Total
Revenues	$13,067,010	$1,135,802	$(5,201)	$14,197,611
Cost of revenue	12,706,060	1,009,382	(5,201)	13,710,241
Gross profit	360,950	126,420	-	487,370

Operating expenses
General and administration	1,316,116	181,995	-	1,498,111

Operating income (loss)	(955,166)	(55,575)	-	(1,010,741)

Other income (expense)	(887,871)	20,123	-	(867,748)

Net loss	$(1,843,037)	$(35,452)	$-	$(1,878,489)

Three Months Ended March 31, 2020

	USA	Switzerland	Elimination	Total
Revenues	$3,820,533	$1,198,117	$(1,238)	$5,017,412
Cost of revenue	4,121,183	1,058,608	(1,238)	5,178,553
Gross profit	(300,650)	139,509	-	(161,141)

Operating expenses
General and administration	1,132,092	165,435	-	1,297,527

Operating income (loss)	(1,432,742)	(25,926)	-	(1,458,668)

Other income (expense)	(2,438,271)	(12,264)	-	(2,450,535)

Net loss	$(3,871,013)	$(38,190)	$-	$(3,909,203)

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2021

NOTE 11 – SEGMENT (CONTINUED)

Asset Information

The following table shows asset information by geographic segment as of March 31, 2021 and December 31, 2020:

March 31, 2021	USA	Switzerland	Elimination	Total
Assets
Current assets	$5,719,953	$1,048,730	$(935,105)	$5,833,578
Non-current assets	$3,473,041	$530,202	$(1,669,515)	$2,333,728
Liabilities
Current liabilities	$4,416,181	$2,926,454	$(935,105)	$6,407,530
Non-current liabilities	$3,180	$396,788	$-	$399,968

December 31, 2020	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,245,725	$1,225,399	$(889,540)	$3,581,584
Non-current assets	$3,478,147	$561,551	$(1,669,515)	$2,370,183
Liabilities
Current liabilities	$5,630,060	$3,171,419	$(889,540)	$7,911,939
Non-current liabilities	$2,816	$432,048	$-	$434,864

NOTE 12 – SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

The company operates its business through its wholly-owned subsidiary Etelix.com USA, LLC (“Etelix”) (www.etelix.com); and its majority-owned subsidiaries SwissLink Carrier AG (www.swisslink-carrier.com), QGlobal SMA (https://www.qglobalsms.com/), Smart Gas (http://iotsmartgas.com/) and ItsBChain (http://itsbchain.com/). The information contained on our websites is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2021 was $14,197,611, compared with $5,017,412 for the three months ended March 31, 2020. These numbers reflect an increase of 182.97% quarter over quarter on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Revenue	Revenue
	Three Months	Three Months
	Ended	Ended
Subsidiary	March 31, 2021	March 31, 2020
Etelix.com USA, LLC	$3,560,386	$3,820,533
SwissLink Carrier AG	1,135,802	1,196,879
QGlobal LLC	250,014	-
IoT Labs LLC	9,251,409	-
	$14,197,611	$5,017,412

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2021 increased to $13,710,241, compared with $5,178,553 for the three months ended March 31, 2020.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Cost of Revenue	Cost of Revenue
	Three Months	Three Months
	Ended	Ended
Subsidiary	March 31, 2021	March 31, 2020
Etelix.com USA, LLC	$3,435,200	$4,121,184
SwissLink Carrier AG	1,009,382	1,057,369
QGlobal LLC	203,194	-
IoT Labs LLC	9,062,465	-
	$13,710,241	$5,178,553

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

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased from a negative result of $161,141 for the three months ended March 31, 2020 to a positive result of $487,370 for the three months ended March 31,2021.

We expect an increase in the gross margin for the next twelve months as a result of having better termination costs.

Operating Expenses

Operating expenses increased to $1,498,111 for the three months ended March 31, 2021 from $1,297,527 for the three months ended March 31, 2020. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2021	2020
Salaries, Wages and Benefits	$284,530	$291,969
Technology	60,025	25,133
Professional Fees	92,495	37,597
Legal & Regulatory	24,359	10,350
Write-off of due from related party	-	43,375
Travel & Events	1,268	-
Public Cost	14,406	26,140
Advertising	151,000	285,912
Bank Services and Fees	26,657	12,138
Depreciation and Amortization	20,560	13,425
Office, Facility and Other	64,215	51,454

Sub Total	739,515	797,493

Stock-based compensation	758,596	500,034
Total Operating Expense	$1,498,111	$1,297,527

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2021 compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020	Difference
iQSTEL	$1,173,777	$976,847	$196,930
Etelix	91,031	98,212	(7,181)
SwissLink	181,995	165,434	16,561
ItsBchain	252	52,684	(52,432)
QGlobal	27,976	4,350	23,626
IoT Labs	23,080	-	23,080
	$1,498,111	$1,297,527	$200,584

The most significant difference is generated by iQSTEL which is due to the following: (1) the Professional Fees, including the Audit and Accounting expenses related to the audit of year 2020, which covered iQSTEL and all its operating subsidiaries; and (2) Advertising corresponds to the third-party consultancy for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand image.

Operating Income

The Company showed negative Operating Income for the three months ended March 31, 2021 of $1,010,741 compared with a negative result of $1,458,668 for the three months ended March 31, 2020.

Even though the Company increased its Operating Expenses in $200,584 comparing the three months ended March 31, 2021 to the same period of 2020; the Operating Loss was reduced in $447,927 due to a Gross Margin increase of $648,511 when comparing the three months ended March 31, 2021 to the same period of 2020.

Other Expenses/Other Income

We had other expenses of $867,748 for the three months ended March 31, 2021, as compared with other expenses of $2,450,535 for the same period ended 2020. The decrease in other expenses is a result of the change in fair value of derivative liabilities in $1,937,598 for the three months ended March 31, 2021 compared to the same period ended 2020, and the decrease of interest expenses in $171,349 for the three months ended March 31, 2021 compared to the same period ended 2020.

Net Loss

We finished the three months ended March 31, 2021 with a net comprehensive loss attributed to shareholders of iQSTEL Inc. of $1,942,391, as compared to a loss of $3,890,490 during the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $5,834,649 and current liabilities of $6,408,601, resulting in a working capital deficit of $573,952. This compares with the working capital deficit of $4,330,355 at December 31, 2020. This decrease in working capital deficit, as discussed in more detail below, is primarily the result of the increase of $2,279,321 in the cash position and a reduction of $1,239,736 in the derivative liabilities and convertible notes.

Our operating activities used $1,042,192 in the three months ended March 31, 2021 as compared with $541,884 used in operating activities in the three months ended March 31, 2020. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Our negative operating cash flows in 2021 and 2020 is largely the result of our net loss for the years.

Investing activities used $78,346 for the three months ended March 31, 2021. Uses of funds on investing activities were the acquisition of subsidiary IoT Labs of $60,000 and the acquisition of property and equipment of $18,346.

Financing activities provided $3,416,581 in the three months ended March 31, 2021 compared with $586,874 provided in the three months ended March 31, 2020. Our positive financing cash flow in 2021 was largely the result of the net proceeds from the subscription of new common stocks under our Regulation A offering $3,586,250.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2021.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of convertible debt and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2021. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended March 31, 2021, the Company issued 42,988,132 shares of common stock, valued at fair market value on issuance as follows;

•35,862,500 shares issued for cash of $3,586,250

•600,000 shares issued to our management for compensation valued at $564,000

•6,080,632 shares issued for conversion of debt of $422,295

•195,000 shares for services valued at $284,700

•250,000 shares for forbearance of debt valued at $49,925

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 14, 2021 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias
Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Principal Financial and Accounting Officer