Form 10-Q
period 2021-06-30
iQSTEL Inc
filed 2021-08-16
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated Filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 141,657,358 common shares as of August 16, 2021

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as of June 30, 2021; and 2020.
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

 (Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,849,470	$753,316
Accounts receivable, net	3,262,974	2,528,321
Due from related parties	245,810	221,790
Prepaid and other current assets	205,195	78,157
Total Current Assets	5,563,449	3,581,584

Property and equipment, net	359,198	350,530
Intangible asset	35,070	21,875
Goodwill	1,537,742	1,537,742
Deferred tax assets	439,769	460,036
TOTAL ASSETS	$7,935,228	$5,951,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	2,648,123	2,737,411
Due to related parties	34,616	94,616
Loans payable - net of discount of $0 and $19,221	103,824	1,332,612
Loans payable - related parties	1,129,188	2,054,379
Current portion of convertible notes - net of discount of $0 and $370,106	—	253,554
Other current liabilities	272,156	413,676
Derivative liabilities	—	1,025,691
Total Current Liabilities	4,187,907	7,911,939

Convertible notes - net of discount of $0 and $2,184	—	2,816
Loans payable, non-current	136,606	270,836
Employee benefits, non-current	154,110	161,212
TOTAL LIABILITIES	4,478,623	8,346,803

Stockholders' Equity (Deficit)
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 and 0 shares issued and outstanding	21	—
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 141,657,358 and 118,133,432 shares issued and outstanding, respectively	141,657	118,133
Additional paid in capital	22,045,226	13,267,261
Accumulated deficit	(17,628,915)	(14,699,148)
Accumulated other comprehensive loss	(48,825)	(74,831)
Equity (Deficit) attributed to stockholders of iQSTEL Inc.	4,509,174	(1,388,575)
Deficit attributable to noncontrolling interests	(1,052,569)	(1,006,461)
Total Stockholders' Equity (Deficit)	3,456,605	(2,395,036)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,935,228	$5,951,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$16,128,367	$11,130,086	$30,325,978	$16,147,498
Cost of revenues	16,083,802	10,397,778	29,794,043	15,576,331
Gross profit	44,565	732,308	531,935	571,167

Operating expenses
General and administration	1,209,167	905,016	2,707,278	2,202,543
Total operating expenses	1,209,167	905,016	2,707,278	2,202,543

Loss from operations	(1,164,602)	(172,708)	(2,175,343)	(1,631,376)

Other income (expense)
Other income	4,145	8,815	29,179	24,732
Other expenses	(427)	(3,002)	(896)	(8,057)
Interest expense	(12,062)	(653,141)	(642,087)	(1,454,515)
Change in fair value of derivative liabilities	39,505	1,914,271	317,080	254,248
Gain (loss) on settlement of debt	11,069	283,230	(528,794)	283,230
Total other income (expense)	42,230	1,550,173	(825,518)	(900,362)

Net income (loss) before provision for income taxes	(1,122,372)	1,377,465	(3,000,861)	(2,531,738)
Income taxes	—	—	—	—
Net income (loss)	(1,122,372)	1,377,465	(3,000,861)	(2,531,738)
Less: Net income (loss) attributable to noncontrolling interests	(134,996)	91,446	(71,094)	72,733
Net income (loss) attributed to stockholders of iQSTEL Inc.	$(987,376)	$1,286,019	$(2,929,767)	$(2,604,471)

Comprehensive income (loss)
Net income (loss)	$(1,122,372)	$1,377,465	$(3,000,861)	$(2,531,738)
Foreign currency adjustment	(56,664)	(30,310)	50,992	(33,588)
Total comprehensive income (loss)	(1,179,036)	$1,347,155	$(2,949,869)	$(2,565,326)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(162,761)	76,594	(46,108)	56,275
Net comprehensive income (loss) attributed to stockholders of iQSTEL Inc.	$(1,016,275)	$1,270,561	$(2,903,761)	$(2,621,601)

Basic earnings (loss) per common share	$(0.01)	$0.02	$(0.02)	$(0.06)
Diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding - Basic	139,078,656	57,019,993	128,840,922	43,928,994
Weighted average number of common shares outstanding - Diluted	139,078,656	68,551,209	128,840,922	43,928,994

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2021 and 2020

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Shareholders’ Deficit
Balance - December 31, 2020	10,000	$10	—	$—	118,133,432	$118,133	$13,267,261	$(14,699,148)	$(74,831)	$(1,388,575)	$(1,006,461)	$(2,395,036)

Preferred stock issued for conversion of common stock	—	—	21,000	21	(21,000,000)	(21,000)	20,979	—	—	—	—	—
Common stock issued for cash	—	—	—	—	35,862,500	35,863	3,550,387	—	—	3,586,250	—	3,586,250
Common stock issued for service	—	—	—	—	195,000	195	284,505	—	—	284,700	—	284,700
Common stock issued for compensation	—	—	—	—	600,000	600	563,400	—	—	564,000	—	564,000
Common stock issued for forbearance of debt	—	—	—	—	250,000	250	49,675	—	—	49,925	—	49,925
Common stock issued for conversion of debt	—	—	—	—	6,080,632	6,081	416,214	—	—	422,295	—	422,295
Cancellation of common stock	—	—	—	—	(1,294,600)	(1,295)	(88,809)	—	—	(90,104)	—	(90,104)
Resolution of derivative liabilities	—	—	—	—	—	—	708,611	—	—	708,611	—	708,611
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	54,905	54,905	52,751	107,656
Net loss	—	—	—	—	—	—	—	(1,942,391)	—	(1,942,391)	63,902	(1,878,489)
Balance - March 31, 2021	10,000	$10	21,000	$21	138,826,964	$138,827	$18,772,223	$(16,641,539)	$(19,926)	$2,249,616	$(889,808)	$1,359,808

Common stock issued for compensation	—	—	—	—	600,000	600	411,600	—	—	412,200	—	412,200
Common stock issued for settlement of debt	—	—	—	—	2,230,394	2,230	2,054,300	—	—	2,056,530	—	2,056,530
Debt forgiveness	—	—	—	—	—	—	807,103	—	—	807,103	—	807,103
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(28,899)	(28,899)	(27,765)	(56,664)
Net loss	—	—	—	—	—	—	—	(987,376)	—	(987,376)	(134,996)	(1,122,372)
Balance - June 30, 2021	10,000	$10	21,000	$21	141,657,358	$141,657	$22,045,226	$(17,628,915)	$(48,825)	$4,509,174	$(1,052,569)	$3,456,605

						Common Stock
					Shares		Amount		Additional Paid in Capital		Accumulated Deficit		Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Shareholders' Deficit
Balance - December 31, 2019	18,008,591	$18,008	$3,240,528	$(8,125,257)		$(181)		$(4,866,902)		$(903,513)		$(5,770,415)

Common stock issued for settlement of debt	4,308,510	4,309	198,191	—		—		202,500		—		202,500
Common stock issued for services	4,173,000	4,173	445,861	—		—		450,034		—		450,034
Common stock issued for forbearance of debt	50,000	50	2,850	—		—		2,900		—		2,900
Common stock issued for conversion of debt	17,208,350	17,208	256,760	—		—		273,968		—		273,968
Common stock issued for exercised cashless warrant	2,235,697	2,235	(2,235)	—		—		—		—		—
Common stock to be issued for acquisition of Itsbchain LLC	—	—	50,000	—		—		50,000		—		50,000
Resolution of derivative liabilities	—	—	2,567,348	—		—		2,567,348		—		2,567,348
Foreign currency translation adjustments	—	—	—	—		(1,672)		(1,672)		(1,606)		(3,278)
Net loss	—	—	—	(3,890,490)		—		(3,890,490)		(18,713)		(3,909,203)
Balance - March 31, 2020	45,984,148	$45,983	$6,759,303	$(12,015,747)		$(1,853)		$(5,212,314)		$(923,832)		$(6,136,146)

Common stock issued for cash	4,500,000	4,500	355,500	—		—		360,000		—		360,000
Common stock issued for conversion of debt	16,613,263	16,614	410,918	—		—		427,532		—		427,532
Common stock issued for exercised cashless warrant	997,889	998	(998)	—		—		—		—		—
Common stock issued for settlement of debt	200,000	200	67,140	—		—		67,340		—		67,340
Resolution of derivative liabilities	—	—	1,094,240	—		—		1,094,240		—		1,094,240
Acquisition of loT Labs	—	—	—	—		—		—		94,366		94,366
Foreign currency translation adjustments	—	—	—	—		(15,458)		(15,458)		(14,852)		(30,310)
Net income	—	—	—	1,286,019		—		1,286,019		91,446		1,377,465
Balance - June 30, 2020	68,295,300	$68,295	$8,686,103	$(10,729,728)		$(17,311)		$(1,992,641)		$(752,872)		$(2,745,513)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,000,861)	$(2,531,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,170,796	500,034
Write-off of due from related party	—	43,375
Depreciation and amortization	42,421	31,140
Amortization of debt discount	435,956	725,650
Change in fair value of derivative liabilities	(317,080)	(254,248)
(Gain) loss on settlement of debt	528,794	(283,230)
Prepayment and Default penalty	122,020	239,271
Changes in operating assets and liabilities:
Accounts receivable	(784,128)	71,727
Prepaid and other current assets	(130,278)	14,930
Accounts payable	(31,917)	(30,404)
Other current liabilities	(129,121)	347,186
Net cash used in operating activities	(2,093,398)	(1,126,307)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(60,000)	75,781
Purchase of property and equipment	(68,844)	(58,832)
Payment of loan receivable - related party	(24,220)	(14,787)
Collection from due from related parties - related party	200	388
Net cash provided by (used in) investing activities	(152,864)	2,550

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	400,000	731,560
Repayments of loans payable	(321,609)	(247,855)
Proceeds from loans payable - related parties	—	182
Repayment of loans payable - related parties	(60,787)	(197)
Common stock issued	3,586,250	360,000
Proceeds from convertible notes	—	1,260,000
Repayment of convertible notes	(250,000)	(477,190)
Net cash provided by financing activities	3,353,854	1,626,500

Effect of exchange rate changes on cash	(11,438)	6,307

Net change in cash and cash equivalents	1,096,154	509,050
Cash and cash equivalents, beginning of period	753,316	270,503
Cash and cash equivalents, end of period	$1,849,470	$779,553

Supplemental cash flow information
Cash paid for interest	$117,198	$353,517
Cash paid for taxes	$—	$—

Non-cash transactions:
Derivative liabilities recognized as debt discount	$—	$331,499
Common stock issued for conversion of debt	$422,295	$701,500
Cashless warrant exercised	$—	$3,233
Resolution of derivative liabilities	$708,611	$3,661,588
Related party debt forgiveness	$807,103	$—
Common stock issued for settlement of debt	$2,056,530	$269,840
Amount owing for acquisition of IOT	$—	$120,000
Common stock issued for forbearance of debt	$—	$2,900
Replacement of convertible notes to note payable	$—	$700,000
Preferred stock issued for conversion of common stock	$21	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2021

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

The Company incorporated a 75% owned subsidiary, Global Money One Inc. under the laws of the state of Delaware, on November 16, 2020.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of May 14, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC, SwissLink Carrier AG, ITSBCHAIN, LLC, QGLOBAL SMS, LLC, IoT Labs, LLC and Global Money one Inc.. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s, Etelix’s, QGlobal’s, Itsbchain, IoT Labs and Global Money One’s functional currency and reporting currency is the U.S. dollar, SwissLink’s functional currency is the Swiss Franc (“CHF”).

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

• Assets and liabilities at the rate of exchange in effect at the balance sheet date

• Equities at historical rate

• Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the six months ended June 30, 2021 and 2020, the Company did not record bad debt expense.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the six months ended June 30, 2021 and 2020.

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

During the six months ended June 30, 2021 and 2020, 5 customers represented 87% of our revenues and 4 customers represented 86% of our revenues, respectively.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has negative stockholder’s equity and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Telecommunication equipment	$258,809	$259,000
Telecommunication software	547,446	530,514
Other equipment	79,350	47,206
Total property and equipment	885,605	836,720
Accumulated depreciation and amortization	(526,407)	(486,190)
Total property and equipment	$359,198	$350,530

Depreciation and amortization expense for the six months ended June 30, 2021 and 2020 amounted to $42,421 and $31,140, respectively.

NOTE 5 –LOANS PAYABLE

Loans payable at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020	Term	Interest rate
Unique Funding Solutions_2	$—	$2,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
YES LENDER LLC 3	—	5,403	Note was issued on August 3, 2020 and due on January 12, 2021	26.0%
Advance Service Group LLC	—	12,143	Note was issued on October 20, 2020, 2020 and due on February 19, 2021	29.0%
Apollo Management Group, Inc	—	63,158	Note was issued on March 18, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 2	—	68,421	Note was issued on March 25, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 3	—	66,316	Note was issued on April 1, 2020 and due on October 1, 2021	12.0%
Apollo Management Group, Inc 4	—	73,684	Note was issued on April 2, 2020 and due on October 2, 2021	12.0%
Apollo Management Group, Inc 5	—	36,842	Note was issued on April 7, 2020 and due on October 7, 2021	12.0%
Apollo Management Group, Inc 6	—	84,211	Note was issued on April 15, 2020 and due on October 15, 2021	12.0%
Apollo Management Group, Inc 7	—	55,000	Note was issued on April 20, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 14	—	32,432	Note was issued on December 4, 2020 and due on January 4, 2021	12.0%
Labrys Fund	—	280,000	Note was issued on June 26, 2020 and due on April 1, 2021	12.0%
M2B Funding Corp	—	300,000	Note was issued on September 1, 2020 and due on September 1, 2021	12.0%
M2B Funding Corp 1	—	77,778	Note was issued on December 10, 2020 and due on January 9, 2021	22.0%
M2B Funding Corp 2	—	27,778	Note was issued on December 18, 2020 and due on January 17, 2021	22.0%
M2B Funding Corp 3	—	55,556	Note was issued on December 24, 2020 and due on January 23, 2021	22.0%
M2B Funding Corp 4	—	111,111	Note was issued on December 30, 2020 and due on January 29, 2021	22.0%
Martus	103,824	108,609	Note was issued on October 23, 2018 and due on January 3, 2022	5.0%
Swisspeers AG	28,546	49,187	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Darlene Covid19	108,060	113,040	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	240,430	1,622,669
Less: Unamortized debt discount	—	(19,221)
Total loans payable	240,430	1,603,448
Less: Current portion of loans payable	(103,824)	(1,332,612)
Long-term loans payable	$136,606	$270,836

Loans payable to related parties at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,		Interest
	2021	2020	Term	rate
Alonso Van Der Biest	$30,000	$80,200	Note was issued on June 12, 2015 and due on July 31, 2021	16.5%
Alvaro Quintana	—	10,587	Note was issue on September 30, 2016 and due on September 29, 2019	0%
49% of Shareholder of SwissLink	883,068	1,737,512	Note is due on demand	0%
49% of Shareholder of SwissLink	216,120	226,080	Note is due on demand	5%
Total	1,129,188	2,054,379
Less: Current portion of loans payable	1,129,188	2,054,379
Long-term loans payable	$—	$—

During the six months ended June 30, 2021, the related party loan of $807,103 (Euro 735,000) was forgiven and the Company recorded it as additional paid in capital.

During the six months ended June 30, 2021 and 2020, the Company borrowed from third parties totaling $444,444 and $760,139, which includes original issue discount and financing costs of $44,444 and $28,579 and repaid the principal amount of $321,609 and $321,609, respectively.

During the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $172,701 and $85,172 and recognized amortization of discount, included in interest expense, of $63,666 and $18,877, respectively.

During the six months ended June 30, 2021, the Company settled loans payable of $1,516,667 by 2,230,394 shares of common stock valued at $2,056,530. As a result, the Company recorded loss on settlement of debt of $539,863.

NOTE 6 - CONVERTIBLE LOANS

At June 30, 2021 and December 31, 2020, convertible loans consisted of the following:

	June 30,	December 31,
	2021	2020
Promissory notes – Issued in fiscal year 2019, with variable conversion features	$—	$5,000
Promissory notes – Issued in fiscal year 2020, with variable conversion features	—	623,660
Total convertible notes payable	—	628,660
Less: Unamortized debt discount	—	(372,290)
Total convertible notes	—	256,370

Less: current portion of convertible notes	—	253,554
Long-term convertible notes	$—	$2,816

During the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $33,430 and $643,693 and recognized amortization of discount, included in interest expense, of $372,290 and $706,773, respectively.

During the six months ended June 30, 2021 and 2020, the Company repaid notes of $250,000 and $477,190 and accrued interest including prepayment penalty of $6,027 and $138,415, respectively.

During the six months ended June 30, 2021, the Company recorded gain on settlement of debt of $11,069.

Conversion

During the six months ended June 30, 2021, the Company converted notes with principal amounts and accrued interest of $422,295 into 6,080,632 shares of common stock. The corresponding derivative liability at the date of conversion of $708,611 was settled through additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the six months ended June 30, 2021 and the year ended December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months Ended	Year ended
	June 30,	December 31,
	2021	2020
Expected term	0.16 - 1.18 years	0.02 - 6.00 years
Expected average volatility	145% - 241%	74% - 550%
Expected dividend yield	—	—
Risk-free interest rate	0.07% - 0.09%	0.05% - 2.56%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$1,025,691

Settled on issuance of common stock	(708,611)
Change in fair value of the derivative	(317,080)
Balance - June 30, 2021	$—

The following table summarizes the change in fair value of derivative liability included in the income statement for the six months ended June 30, 2021 and 2020, respectively.

	Six months Ended
	June 30,
	2021	2020
Addition of new derivatives recognized as loss on derivatives	$—	$94,891
Revaluation of derivative liabilities	(317,080)	(349,139)
(Gain) on change in fair value of the derivative	$(317,080)	$(254,248)

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company’s authorized capital consists of 1,200,000 shares of preferred stock and 300,000,000 shares of common stock with a par value of $0.001 per share.

Common Stock

During the six months ended June 30, 2021, the Company issued 45,818,526 shares of common stock, valued at fair market value on issuance as follows;

•	35,862,500 shares issued for cash of $3,586,250
•	2,230,394 shares, valued at $2,056,530, issued for settlement of debt of $1,516,667
•	1,200,000 shares issued to our management for compensation valued at $976,200
•	6,080,632 shares issued for conversion of debt of $422,295
•	195,000 shares for services valued at $284,700
•	250,000 shares for forbearance of debt valued at $49,925

During the six months ended June 30, 2021, the Company terminated a placement agent and advisory services agreement with a FINRA member dated September 22, 2020, and cancelled 1,294,600 shares of common stock, which was issued for those services. The termination agreement allowed the FINRA member to retain 400,000 shares of the Company’s common stock in connection with the services.

As of June 30, 2021 and December 31, 2020, 141,657,358 and 118,133,432 shares of common stock were issued and outstanding, respectively.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of June 30, 2021 and December 31, 2020, 10,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

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

During the six months ended June 30, 2021, 21,000,000 shares of common stock were converted into 21,000 shares of Series B Preferred Stock by our management.

As of June 30, 2021 and December 31, 2020, 21,000 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related parties

During the six months ended June 30, 2021 and 2020, the Company loaned $24,220 and $14,787 to a related party who are a shareholder and a former director, and collected $200 and $388, respectively.

As of June 30, 2021 and December 31, 2020, the Company had due from related parties of $245,810 and $221,790. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the six months ended June 30, 2021 and 2020, the Company borrowed $0 and $182 from CEO and CFO of the Company, and repaid $0 and $197 to the CEO and CFO, respectively.

As of June 30, 2021 and December 31, 2020, the Company had amounts due to related parties of $34,616 and $94,616, respectively. During the six months ended June 30, 2021, the Company paid $60,000 for the rest of consideration of acquisition of IoT Labs in 2020 The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the six months ended June 30, 2021 and 2020, the Company recorded management fees of $270,000 and $252,000, bonus of $976,200 and $0 and paid $301,300 and $62,300, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Advisory service

On March 3, 2020, we appointed Oscar Brito as an advisor to our Board of Directors and agreed to pay him $5,000 per month for such services. Mr. Brito acted as an advisor to our Board of Directors.

On January 4, 2021, the Company terminated a placement agent and advisory services agreement with a FINRA member dated September 22, 2020, and cancelled 1,294,600 shares of common stock, which was issued for those services. The termination agreement allowed the FINRA member to retain 400,000 shares of the Company’s common stock in connection with the services.

NOTE 11 - SEGMENT

At June 30, 2021, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and six months ended June 30, 2021 and 2020:

Three months ended June 30, 2021

	USA	Switzerland	Elimination	Total
Revenues	$14,990,382	1,149,183	$(11,198)	$16,128,367
Cost of revenue	15,074,899	1,020,101	(11,198)	16,083,802
Gross profit	(84,517)	129,082	—	44,565

Operating expenses
General and administration	1,022,625	186,542	—	1,209,167

Operating loss	(1,107,142)	(57,460)	—	(1,164,602)

Other income (expense)	47,030	(4,800)	—	42,230

Net loss	$(1,060,112)	$(62,260)	$—	$(1,122,372)

Three months Ended June 30, 2020

	USA	Switzerland	Elimination	Total
Revenues	$9,947,837	$1,183,087	$(838)	$11,130,086
Cost of revenue	9,387,289	1,011,327	(838)	10,397,778
Gross profit	560,548	171,760	—	732,308

Operating expenses
General and administration	741,967	163,049	—	905,016

Operating income (loss)	(181,419)	8,711	—	(172,708)

Other income (expense)	1,547,495	2,678	—	1,550,173

Net income	$1,366,076	$11,389	$—	$1,377,465

Six months ended June 30, 2021

	USA	Switzerland	Elimination	Total
Revenues	$28,057,392	2,284,985	$(16,399)	$30,325,978
Cost of revenue	27,780,959	2,029,483	(16,399)	29,794,043
Gross profit	276,433	255,502	—	531,935

Operating expenses
General and administration	2,338,741	368,537	—	2,707,278

Operating loss	(2,062,308)	(113,035)	—	(2,175,343)

Other income (expense)	(840,841)	15,323	—	(825,518)

Net loss	$(2,903,149)	$(97,712)	$—	$(3,000,861)

Six months ended June 30, 2020

	USA	Switzerland	Elimination	Total
Revenues	$13,768,370	$2,381,204	$(2,076)	$16,147,498
Cost of revenue	13,508,472	2,069,935	(2,076)	15,576,331
Gross profit	259,898	311,269	—	571,167

Operating expenses
General and administration	1,874,059	328,484	—	2,202,543
Operating income (loss)	(1,614,161)	(17,215)	—	(1,631,376)
Other income (expense)	(890,776)	(9,586)	—	(900,362)
Net loss	$(2,504,937)	$(26,801)	$—	$(2,531,738)

Asset Information

The following table shows asset information by geographic segment as of June 30, 2021 and December 31, 2020:

June 30, 2021	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,761,686	$2,025,461	$(223,698)	$5,563,449
Non-current assets	$4,339,837	$541,504	$(2,509,562)	$2,371,779
Liabilities
Current liabilities	$1,919,269	$2,492,336	$(223,698)	$4,187,907
Non-current liabilities	$—	$290,716	$—	$290,716

December 31, 2020	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,245,725	$1,225,399	$(889,540)	$3,581,584
Non-current assets	$3,478,147	$561,551	$(1,669,515)	$2,370,183
Liabilities
Current liabilities	$5,630,060	$3,171,419	$(889,540)	$7,911,939
Non-current liabilities	$2,816	$432,048	$—	$434,864

NOTE 12 – EARNING PER SHARE

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net Income (Loss)	$(1,122,372)	$1,377,465	$(3,000,861)	$(2,531,738)
Change in fair value of derivatives	—	(1,914,271)	—	—
Interest on convertible debt	—	111,518	—	—
Net Loss - diluted	$(1,122,372)	$(425,288)	$(3,000,861)	$(2,531,738)

Denominator:
Weighted average common shares outstanding	139,078,656	57,019,993	128,840,922	43,928,994
Effect of dilutive shares	—	11,531,216	—	—
Diluted	139,078,656	68,551,209	128,840,922	43,928,994

Net income per common share:
Basic	$(0.01)	$0.02	$(0.02)	$(0.06)
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)

For the three and six months ended June 30, 2021 and six months ended June 30, 2020, the convertible instruments are anti-dilutive and therefore, have been excluded from earnings (loss) per share.

NOTE 13 – SUBSEQUENT EVENT

Subsequent to June 30, 2021 and through the date that these financials were made available, the Company had the following subsequent events:

On July 13, 2021 the Company filed a Post-Qualification Offering Circular Amendment No. 5 (the “Amendment”) amending the Offering Circular of the Company, dated February 19, 2019, as qualified on December 9, 2019; amended by Amendment No. 4, dated January 11, 2021, as qualified on January 14, 2021. This Amendment relates to the offer and sale of up to an additional 56,000,000 shares of common stock onto the original 24,000,000 shares originally offered by the Company, for a revised maximum of 80,000,000 shares. We have sold a total of 59,800,000 shares of common stock so far in the offering and we plan to sell 20,200,000 additional common shares according to this Amendment. This Amendment also excludes from this offering the 900,000 shares of our common stock from our selling shareholder, which were unsold in the offering.

On August 4, 2021 the Company filed Supplement No. 1 to the offering circular dated July 13, 2021 establishing the price of the shares being registered of $0.50 per share.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2021 was $16,128,367, compared with $11,130,086 for the three months ended June 30, 2020. These numbers reflect an increase of 44.91% quarter over quarter on our consolidated revenues. Our total revenue reported for the six months ended June 30, 2021 was $30,325,978, compared with $16,147,498 for the six months ended June 30, 2020.

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

Subsidiary	Revenue Six Months Ended June 30, 2021	Revenue Six Months Ended June 30, 2020
Etelix.com USA, LLC	$7,481,915	$7,221,345
SwissLink Carrier AG	2,284,985	2,381,204
QGlobal LLC	502,431	163,546
IoT Labs LLC	20,056,647	6,381,403
	$30,325,978	$16,147,498

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended June 30, 2021 increased to $16,083,802, compared with $10,397,778 for the three months ended June 30, 2020. Our total cost of revenues for the six months ended June 30, 2021 increased to $29,794,043, compared with $15,576,331 for the six months ended June 30, 2020.

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2021 compared to the six months ended June 30, 2020:

Subsidiary	Cost of Revenue Six Months Ended June 30, 2021	Cost of Revenue Six Months Ended June 30, 2020
Etelix.com USA, LLC	$7,338,609	$7,217,330
SwissLink Carrier AG	2,029,483	2,069,935
QGlobal LLC	419,810	102,231
IoT Labs LLC	20,006,141	6,186,835
	$29,794,043	$15,576,331

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

Operating Expenses

Operating expenses increased to $1,209,167 for the three months ended June 30, 2021 from $905,016 for the three months ended June 30, 2020. Operating expenses increased to $2,707,278 for the six months ended June 30, 2021 from $2,202,543 for the six months ended June 30, 2020. The detail by major category for the six months ended June 30, 2021 and 2020 is reflected in the table below.

	Six Months Ended June 30,
	2021	2020
Salaries, Wages and Benefits	$560,618	$562,427
Technology	216,428	28,100
Professional Fees	232,216	214,853
Legal & Regulatory	50,627	3,224
Bad debts	—	76,375
Travel & Events	5,430	1,341
Public Cost	24,331	49,732
Advertising	487,825	583,079
Bank Services and Fees	58,309	35,926
Depreciation and Amortization	42,421	31,140
Office, Facility and Other	142,977	116,312

Sub Total	1,821,182	1,702,509

Stock-based compensation	886,096	500,034
Total Operating Expense	$2,707,278	$2,202,543

The main reasons for the overall increase in operating expenses for the six months ended June 30, 2021 compared to the same period of 2020 is due to the following: (1) Technology as a result of the development of the blockchain solutions, the IoT devices, and the fintech platform; (2) Legal & Regulatory expenses due to the IoT devices certification process; and (3) Stock-based compensation.

	Six Months Ended June 30,
	2021	2020	Difference
iQSTEL	$1,993,964	$1,587,992	$405,972
Etelix	162,674	184,100	(21,426)
Swisslink	368,537	328,483	40,054
ItsBchain	1,450	52,684	(51,234)
QGlobal	56,138	29,952	26,186
IoT Labs	70,142	19,332	50,810
Global Money One	54,373	—	54,373
	$2,707,278	$2,202,543	$504,735

Operating Income

The Company showed negative Operating Income for the three months ended June 30, 2021 of $1,164,602 compared with a negative result of $172,708 for the three months ended June 30, 2020.

The Company showed negative Operating Income for the six months ended June 30, 2021 of $2,175,343 compared with a negative result of $1,631,376 for the six months ended June 30, 2020.

The increase of the numbers for the six month period above is primarily due to the costs associated with the operation of the public entity (iQSTEL, Inc.) that increases in $405,972 year over year.

Other Expenses/Other Income

We had other income of $42,230 for the three months ended June 30, 2021, as compared with other income of $1,550,173 for the same period ended 2020. We had other expenses of $825,518 for the six months ended June 30, 2021, as compared with other expenses of $900,362 for the same period ended 2020. The decrease in other expenses is mainly due to the reduction in the interest expenses.

Net Income

We finished the three months ended June 30, 2021 with a loss of $1,122,372, as compared to a net income of $1,377,465 during the three months ended June 30, 2020. We finished the six months ended June 30, 2021 with a loss of $3,000,861, as compared to a loss of $2,531,738 during the six months ended June 30, 2020.

The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) a reduction in the gross profit during the three months ended June 30, 2021; and (2) the increase of the Operating Expenses of the public entity.

Liquidity and Capital Resources

As of June 30, 2021, we had total current assets of $5,563,449 and current liabilities of $4,187,907, resulting in a positive working capital of $1,375,542. This compares with the working capital deficit of $4,330,355 at December 31, 2020. This increase in working capital, as discussed in more detail below, is primarily the result of the increase of $1,096,154 in the cash position and a reduction of $3,433,224 in the liabilities (loans, convertible notes and derivatives).

Our operating activities used $2,093,398 in the six months ended June 30, 2021 as compared with $1,126,307 used in operating activities in the six months ended June 30, 2020.

Investing activities used $152,864 for the six months ended June 30, 2021. Uses of funds on investing activities were the purchase of property and equipment for value of $68,844 and net payment of loans between related parties of $24,220, and acquisition of subsidiary of $60,000.

Financing activities provided $3,353,854 in the six months ended June 30, 2021 compared with $1,626,500 provided in the six months ended June 30, 2020. Our positive financing cash flow in 2021 was largely the result of the proceed from the subscription of new common stocks under our Regulation A offering of $3,586,250.

The working capital and the cash position of the company has improved significantly; but based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. The Company has received the qualification of an Offering Statement under Regulation A for the sale of up to 20,200,000 common shares. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2021.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2021; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of convertible debt and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We adopted the new standard effective January 1, 2021 and did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2021. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 15, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the six months ended June 30, 2021, the Company issued 45,818,526 shares of common stock, valued at fair market value on issuance as follows;

•	35,862,500 shares issued for cash of $3,586,250
•	2,230,394 shares, valued at $2,056,530, issued for settlement of debt of $1,516,667
•	1,200,000 shares issued to our management for compensation valued at $976,200
•	6,080,632 shares issued for conversion of debt of $422,295
•	195,000 shares for services valued at $284,700
•	250,000 shares for forbearance of debt valued at $49,925

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 16, 2021 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

