Form 10-Q
period 2021-09-30
iQSTEL Inc
filed 2021-11-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 141,717,358 common shares as of November 15, 2021

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as of September 30, 2021; and 2020.
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,190,804	$753,316
Accounts receivable, net	3,407,819	2,528,321
Due from related parties	421,586	221,790
Prepaid and other current assets	182,151	78,157
Total Current Assets	5,202,360	3,581,584

Property and equipment, net	352,724	350,530
Intangible asset	49,699	21,875
Goodwill	1,537,742	1,537,742
Deferred tax assets	435,902	460,036
TOTAL ASSETS	$7,578,427	$5,951,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	2,424,769	2,737,411
Due to related parties	26,613	94,616
Loans payable - net of discount of $0 and $19,221	102,911	1,332,612
Loans payable - related parties	1,093,902	2,054,379
Current portion of convertible notes - net of discount of $0 and $370,106	—	253,554
Other current liabilities	268,122	413,676
Derivative liabilities	—	1,025,691
Total Current Liabilities	3,916,317	7,911,939

Convertible notes - net of discount of $0 and $2,184	—	2,816
Loans payable, non-current	126,024	270,836
Employee benefits, non-current	152,755	161,212
TOTAL LIABILITIES	4,195,096	8,346,803

Stockholders' Equity (Deficit)
Preferred stock: 1,200,000 authorized; $0.001 par value	—	—
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 and 0 shares issued and outstanding	21	—
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 141,717,358 and 118,133,432 shares issued and outstanding, respectively	141,717	118,133
Additional paid in capital	22,079,704	13,267,261
Accumulated deficit	(17,827,869)	(14,699,148
Accumulated other comprehensive loss	(47,088)	(74,831)
Equity (Deficit) attributed to stockholders of iQSTEL Inc.	4,346,495	(1,388,575)
Deficit attributable to noncontrolling interests	(963,164)	(1,006,461)
Total stockholders' Equity (Deficit)	3,383,331	(2,395,036)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,578,427	$5,951,767

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$16,516,739	$13,291,698	$46,842,717	$29,439,196
Cost of revenue	15,675,687	13,158,685	45,469,730	28,735,016
Gross profit	841,052	133,013	1,372,987	704,180

Operating expenses
General and administration	957,195	958,787	3,664,473	3,161,330
Total operating expenses	957,195	958,787	3,664,473	3,161,330

Operating loss	(116,143)	(825,774)	(2,291,486)	(2,457,150)

Other income (expense)
Other income	11,252	4,412	40,431	29,144
Other expenses	475	(61)	(421)	(8,118)
Interest expense	(6,802)	(913,592)	(648,889)	(2,368,107)
Change in fair value of derivative liabilities	—	1,096,265	317,080	1,350,513
Loss on settlement of debt	—	(331,475)	(528,794)	(48,245)
Total other income (expense)	4,925	(144,451)	(820,593)	(1,044,813)

Net loss before provision for income taxes	(111,218)	(970,225)	(3,112,079)	(3,501,963)
Income taxes	—	—	—	—
Net loss	(111,218)	(970,225)	(3,112,079)	(3,501,963)
Less: Net income (loss) attributable to noncontrolling interests	87,736	(26,224)	16,642	46,509
Net loss attributed to stockholders of iQSTEL Inc.	$(198,954)	$(944,001)	$(3,128,721)	$(3,548,472)

Comprehensive income (loss)
Net loss	$(111,218)	$(970,225)	$(3,112,079)	$(3,501,963)
Foreign currency adjustment	3,406	(42,722)	54,398	(76,310)
Total comprehensive loss	(107,812)	$(1,012,947)	$(3,057,681)	$(3,578,273)
Less: Comprehensive income (loss) attributable to noncontrolling interests	89,405	(47,158)	43,297	9,117
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(197,217)	$(965,789)	$(3,100,978)	$(3,587,390)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.07)

Weighted average number of common shares outstanding - Basic and diluted	141,697,141	73,045,296	133,173,421	53,705,271

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2020	10,000	$10	—	$—	118,133,432	$118,133	$13,267,261	$(14,699,148)	$(74,831)	$(1,388,575)	$(1,006,461)	$(2,395,036)

Preferred stock issued for conversion of common stock	—	—	21,000	21	(21,000,000)	(21,000)	20,979	—	—	—	—	—
Common stock issued for cash	—	—	—	—	35,862,500	35,863	3,550,387	—	—	3,586,250	—	3,586,250
Common stock issued for service	—	—	—	—	195,000	195	284,505	—	—	284,700	—	284,700
Common stock issued for compensation	—	—	—	—	600,000	600	563,400	—	—	564,000	—	564,000
Common stock issued for forbearance of debt	—	—	—	—	250,000	250	49,675	—	—	49,925	—	49,925
Common stock issued for conversion of debt	—	—	—	—	6,080,632	6,081	416,214	—	—	422,295	—	422,295
Cancellation of common stock	—	—	—	—	(1,294,600)	(1,295)	(88,809)	—	—	(90,104)	—	(90,104)
Resolution of derivative liabilities	—	—	—	—	—	—	708,611	—	—	708,611	—	708,611
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	54,905	54,905	52,751	107,656
Net income (loss)	—	—	—	—	—	—	—	(1,942,391)	—	(1,942,391)	63,902	(1,878,489)
Balance - March 31, 2021	10,000	$10	21,000	$21	138,826,964	$138,827	$18,772,223	$(16,641,539)	$(19,926)	$2,249,616	$(889,808)	$1,359,808

Common stock issued for compensation	—	—	—	—	600,000	600	411,600	—	—	412,200	—	412,200
Common stock issued for settlement of debt	—	—	—	—	2,230,394	2,230	2,054,300	—	—	2,056,530	—	2,056,530
Debt forgiveness	—	—	—	—	—	—	807,103	—	—	807,103	—	807,103
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(28,899)	(28,899)	(27,765)	(56,664)
Net loss	—	—	—	—	—	—	—	(987,376)	—	(987,376)	(134,996)	(1,122,372)
Balance - June 30, 2021	10,000	$10	21,000	$21	141,657,358	$141,657	$22,045,226	$(17,628,915)	$(48,825)	$4,509,174	$(1,052,569)	$3,456,605

Common stock issued for compensation	—	—	—	—	60,000	60	34,478	—	—	34,538	—	34,538
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,737	1,737	1,669	3,406
Net income (loss)	—	—	—	—	—	—	—	(198,954)	—	(198,954)	87,736	(111,218)
Balance - September 30, 2021	10,000	$10	21,000	$21	141,717,358	$141,717	$22,079,704	$(17,827,869)	$(47,088)	$4,346,495	$(963,164)	$3,383,331

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2019	18,008,591	$18,008	$3,240,528	$(8,125,257)	$(181)	$(4,866,902)	$(903,513)	$(5,770,415)

Common stock issued for settlement of debt	4,308,510	4,309	198,191	—	—	202,500	—	202,500
Common stock issued for services	4,173,000	4,173	445,861	—	—	450,034	—	450,034
Common stock issued for forbearance of debt	50,000	50	2,850	—	—	2,900	—	2,900
Common stock issued for conversion of debt	17,208,350	17,208	256,760	—	—	273,968	—	273,968
Common stock issued for exercised cashless warrant	2,235,697	2,235	(2,235)	—	—	—	—	—
Common stock to be issued for acquisition of Itsbchain LLC	—	—	50,000	—	—	50,000	—	50,000
Resolution of derivative liabilities	—	—	2,567,348	—	—	2,567,348	—	2,567,348
Foreign currency translation adjustments	—	—	—	—	(1,672)	(1,672)	(1,606)	(3,278)
Net loss	—	—	—	(3,890,490)	—	(3,890,490)	(18,713)	(3,909,203)
Balance - March 31, 2020	45,984,148	$45,983	$6,759,303	$(12,015,747)	$(1,853)	$(5,212,314)	$(923,832)	$(6,136,146)

Common stock issued for cash	4,500,000	4,500	355,500	—	—	360,000	—	360,000
Common stock issued for conversion of debt	16,613,263	16,614	410,918	—	—	427,532	—	427,532
Common stock issued for exercised cashless warrant	997,889	998	(998)	—	—	—	—	—
Common stock issued for settlement of debt	200,000	200	67,140	—	—	67,340	—	67,340
Resolution of derivative liabilities	—	—	1,094,240	—	—	1,094,240	—	1,094,240
Acquisition of IOT Lab	—	—	—	—	—	—	94,366	94,366
Foreign currency translation adjustments	—	—	—	—	(15,458)	(15,458)	(14,852)	(30,310)
Net income	—	—	—	1,286,019	—	1,286,019	91,446	1,377,465
Balance - June 30, 2020	68,295,300	$68,295	$8,686,103	$(10,729,728)	$(17,311)	$(1,992,641)	$(752,872)	$(2,745,513)

Common stock issued for cash	4,437,500	4,437	350,568	—	—	355,005	—	355,005
Common stock issued for conversion of debt	1,991,864	1,992	63,939	—	—	65,931	—	65,931
Common stock issued for settlement of debt	1,766,946	1,767	94,071	—	—	95,838	—	95,838
Common stock issued for service	1,694,600	1,695	116,249	—	—	117,944	—	117,944
Resolution of derivative liabilities	—	—	80,472	—	—	80,472	—	80,472
Foreign currency translation adjustments	—	—	—	—	(21,788)	(21,788)	(20,934)	(42,722)
Net loss	—	—	—	(944,001)	—	(944,001)	(26,224)	(970,225)
Balance - September 30, 2020	78,186,210	$78,186	$9,391,402	$(11,673,729)	$(39,099)	$(2,243,240)	$(800,030)	$(3,043,270)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,112,079)	$(3,501,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,205,334	617,978
Bad debts	—	92,875
Write-off of due from related party	7,648	43,375
Depreciation and amortization	66,924	49,318
Amortization of debt discount	435,956	1,497,268
Change in fair value of derivative liabilities	(317,080)	(1,350,513)
Loss on settlement of debt	528,794	48,245
Prepayment and Default penalty	122,020	245,546
Changes in operating assets and liabilities:
Accounts receivable	(943,615)	434,752
Prepaid and other current assets	(108,338)	26,762
Accounts payable	(239,857)	(221,583)
Other current liabilities	(131,752)	491,427
Net cash used in operating activities	(2,486,045)	(1,526,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(60,000)	15,781
Purchase of property and equipment	(74,799)	(78,306)
Purchase of intangible assets	(27,824)	—
Payment of loan receivable - related party	(215,674)	(17,187)
Collection of due from related parties	226	388
Net cash used in investing activities	(378,071)	(79,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	400,000	933,280
Repayments of loans payable	(331,150)	(607,447)
Proceeds from loans payable - related parties	—	20,182
Repayment of loans payable - related parties	(90,787)	(20,197)
Common stock issued	3,586,250	715,004
Proceeds from convertible notes	—	1,420,000
Repayment of convertible notes	(250,000)	(492,190)
Net cash provided by financing activities	3,314,313	1,968,632

Effect of exchange rate changes on cash	(12,709)	14,036

Net change in cash and cash equivalents	437,488	376,831
Cash and cash equivalents, beginning of period	753,316	270,503
Cash and cash equivalents, end of period	$1,190,804	$647,334

Supplemental cash flow information
Cash paid for interest	$117,198	$641,390
Cash paid for taxes	$—	$—

Non-cash transactions:
Derivative liabilities recognized as debt discount	$—	$1,006,642
Common stock issued for conversion of debt	$422,295	$767,431
Cashless warrant exercised	$—	$3,233
Resolution of derivative liabilities	$708,611	$3,742,060
Related party debt forgiveness	$807,103	$—
Common stock issued for settlement of debt	$2,056,530	$365,678
Amount owing for acquisition of IOT	$—	$60,000
Common stock issued for forbearance of debt	$49,925	$2,900
Replacement of convertible notes to note payable	$—	$1,000,000
Preferred stock issued for conversion of common stock	$21,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2021

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 15, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2021 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC, SwissLink Carrier AG, ITSBCHAIN, LLC, QGLOBAL SMS, LLC, IoT Labs, LLC and Global Money One Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The functional currency and reporting currency of Etelix, QGlobal, ItsBchain, IoT Labs and Global Money One is the U.S. dollar, while SwissLink’s functional currency is the Swiss Franc (“CHF”).

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily, past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the nine months ended September 30, 2021 and 2020, the Company recorded bad debt expense of $0 and $92,875, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the nine months ended September 30, 2021 and 2020.

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

During the nine months ended September 30, 2021 and 2020, 6 customers represented 87% of our revenues and 29 customers represented 87% of our revenues, respectively.

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

Reclassifications

Certain amounts in the financial statements of prior year periods have been reclassified to conform to the current period’s presentation.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Telecommunication equipment	$258,784	$259,000
Telecommunication software	564,919	530,514
Other equipment	79,268	47,206
Total property and equipment	902,971	836,720
Accumulated depreciation and amortization	(550,247)	(486,190)
Total property and equipment	$352,724	$350,530

Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 amounted to $66,924 and $49,318, respectively.

NOTE 5 – LOANS PAYABLE

Loans payable at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020	Term	Interest rate
Unique Funding Solutions_2	$—	$2,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
YES LENDER LLC 3	—	5,403	Note was issued on August 3, 2020 and due on January 12, 2021	26.0%
Advance Service Group LLC	—	12,143	Note was issued on October 20, 2020, 2020 and due on February 19, 2021	29.0%
Apollo Management Group, Inc	—	63,158	Note was issued on March 18, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 2	—	68,421	Note was issued on March 25, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 3	—	66,316	Note was issued on April 1, 2020 and due on October 1, 2021	12.0%
Apollo Management Group, Inc 4	—	73,684	Note was issued on April 2, 2020 and due on October 2, 2021	12.0%
Apollo Management Group, Inc 5	—	36,842	Note was issued on April 7, 2020 and due on October 7, 2021	12.0%
Apollo Management Group, Inc 6	—	84,211	Note was issued on April 15, 2020 and due on October 15, 2021	12.0%
Apollo Management Group, Inc 7	—	55,000	Note was issued on April 20, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 14	—	32,432	Note was issued on December 4, 2020 and due on January 4, 2021	12.0%
Labrys Fund	—	280,000	Note was issued on June 26, 2020 and due on April 1, 2021	12.0%
M2B Funding Corp	—	300,000	Note was issued on September 1, 2020 and due on September 1, 2021	12.0%
M2B Funding Corp 1	—	77,778	Note was issued on December 10, 2020 and due on January 9, 2021	22.0%
M2B Funding Corp 2	—	27,778	Note was issued on December 18, 2020 and due on January 17, 2021	22.0%
M2B Funding Corp 3	—	55,556	Note was issued on December 24, 2020 and due on January 23, 2021	22.0%
M2B Funding Corp 4	—	111,111	Note was issued on December 30, 2020 and due on January 29, 2021	22.0%
Martus	102,911	108,609	Note was issued on October 23, 2018 and due on January 3, 2022	5.0%
Swisspeers AG	18,913	49,187	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Darlene Covid19	107,111	113,040	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	228,935	1,622,669
Less: Unamortized debt discount	—	(19,221)
Total loans payable	228,935	1,603,448
Less: Current portion of loans payable	(102,911)	(1,332,612)
Long-term loans payable	$126,024	$270,836

Loans payable to related parties at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Alonso Van Der Biest	$—	$80,200
Alvaro Quintana	—	10,587
49% of Shareholder of SwissLink	879,682	1,737,512
49% of Shareholder of SwissLink	214,220	226,080
Total	1,093,902	2,054,379
Less: Current portion of loans payable	1,093,902	2,054,379
Long-term loans payable	$—	$—

During the nine months ended September 30, 2021, the related party loan of $807,103 (Euro 735,000) was forgiven and the Company recorded it as additional paid in capital.

During the nine months ended September 30, 2021 and 2020, the Company borrowed from third parties totaling $444,444 and $967,596, which includes original issue discount and financing costs of $44,444 and $34,316 and repaid the principal amount of $331,150 and $607,447, respectively.

During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $179,504 and $180,843 and recognized amortization of discount, included in interest expense, of $63,666 and $33,842, respectively.

During the nine months ended September 30, 2021, the Company settled loans payable of $1,516,667 by issuing 2,230,394 shares of common stock valued at $2,056,530. As a result, the Company recorded loss on settlement of debt of $539,863.

NOTE 6 - CONVERTIBLE LOANS

At September 30, 2021 and December 31, 2020, convertible loans consisted of the following:

	September 30,	December 31,
	2021	2020
Promissory notes – Issued in fiscal year 2019, with variable conversion features	$—	$5,000
Promissory notes – Issued in fiscal year 2020, with variable conversion features	—	623,660
Total convertible notes payable	—	628,660
Less: Unamortized debt discount	—	(372,290)
Total convertible notes	—	256,370

Less: current portion of convertible notes	—	253,554
Long-term convertible notes	$—	$2,816

During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $33,429 and $689,996 and recognized amortization of discount, included in interest expense, of $372,290 and $1,463,426, respectively.

During the nine months ended September 30, 2021 and 2020, the Company repaid notes of $250,000 and $492,190 and accrued interest including prepayment penalty of $6,027 and $552,631, respectively.

During the nine months ended September 30, 2021, the Company recorded gain on settlement of debt of $11,069.

Conversion

During the nine months ended September 30, 2021, the Company converted notes with principal amounts and accrued interest of $422,295 into 6,080,632 shares of common stock. The corresponding derivative liability at the date of conversion of $708,611 was settled through additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2021. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

As of September 30, 2021 and December 31, 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	As of	As of
	September 30,	December 31,
	2021	2020
Expected term	0.16 - 1.18 years	0.02 - 6.00 years
Expected average volatility	145% - 241%	74% - 550%
Expected dividend yield	—	—
Risk-free interest rate	0.07% - 0.09%	0.05% - 2.56%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$1,025,691

Settled on issuance of common stock	(708,611)
Change in fair value of the derivative	(317,080)
Balance - September 30, 2021	$—

The following table summarizes the change in fair value of derivative liability included in the income statement for the nine months ended September 30, 2021 and 2020, respectively.

	Nine months Ended
	September 30,
	2021	2020
Addition of new derivatives recognized as loss on derivatives	$—	$1,040,636
Revaluation of derivative liabilities	(317,080)	(2,391,149)
(Gain) loss on change in fair value of the derivative	$(317,080)	$(1,350,513)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital consists of 1,200,000 shares of preferred stock and 300,000,000 shares of common stock with a par value of $0.001 per share.

Common Stock

During the nine months ended September 30, 2021, the Company issued 45,878,526 shares of common stock, valued at fair market value on issuance as follows;

•	35,862,500 shares issued for cash of $3,586,250
•	2,230,394 shares, valued at $2,056,530, issued for settlement of debt of $1,516,667
•	1,260,000 shares issued to our management for compensation valued at $1,010,738
•	6,080,632 shares issued for conversion of debt of $422,295
•	195,000 shares for services valued at $284,700
•	250,000 shares for forbearance of debt valued at $49,925

During the nine months ended September 30, 2021, the Company terminated a placement agent and advisory services agreement with a FINRA member dated September 22, 2020, and cancelled 1,294,600 shares of common stock, which was issued for those services. The termination agreement allowed the FINRA member to retain 400,000 shares of the Company’s common stock in connection with the services.

As of September 30, 2021 and December 31, 2020, 141,717,358 and 118,133,432 shares of common stock were issued and outstanding, respectively.

Series A Preferred Stock

On November 3, 2020, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series A Preferred Stock, consisting of up 10,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series A Preferred Stock will participate on an equal basis per-share with holders of our common stock in any distribution upon winding up, dissolution, or liquidation. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to stockholders at a rate of 51% of the total vote of stockholders.

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of September 30, 2021 and December 31, 2020, 10,000 shares of Series A Preferred Stock were issued and outstanding, respectively.

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

During the nine months ended September 30, 2021, 21,000,000 shares of common stock were converted into 21,000 shares of Series B Preferred Stock by our management.

As of September 30, 2021 and December 31, 2020, 21,000 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Preferred Stock

On January 7, 2021, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up 200,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock will rank junior to the Series B Preferred Stock, but on par with common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation of the company, as provided in the designation. The holders of shares of Series C Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series C Preferred Stock do not have voting rights but may convert into common stock after twenty four months from the issuance date, at a conversion rate of one thousand (1,000) shares of Common Stock for every one (1) share of Series C Preferred Stock. Upon conversion, the shares are subject to a one-year leak-out restriction on sales into the market of no more than 5% previous month’s stock liquidity.

The rights of the holders of Series C Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 7, 2021. As of September 30, 2021 and December 31, 2020, no Series C Preferred Stock was issued or outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related parties

During the nine months ended September 30, 2021 and 2020, the Company loaned $35,674 and $17,187 to a related party who is a shareholder and a former director, and collected $226 and $388, respectively.

During the nine months ended September 30, 2021, the Company loaned $180,000 to our CEO and wrote off amounts totaling $8,004.

During the nine months ended September 30, 2021, the Company wrote off due from related party of $7,648.

As of September 30, 2021 and December 31, 2020, the Company had due from related parties of $421,586 and $221,790. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the nine months ended September 30, 2021 and 2020, the Company borrowed $0 and $182 from CEO and CFO of the Company, and repaid $0 and $197 to the CEO and CFO, respectively.

During the nine months ended September 30, 2020, the Company borrowed $20,000 from Francisco Bunt who owns 49% of loT Labs and repaid $20,000.

As of September 30, 2021 and December 31, 2020, the Company had amounts due to related parties of $26,613 and $94,616, respectively. During the nine months ended September 30, 2021, the Company paid $60,000 for the rest of consideration of acquisition of IoT Labs in 2020. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

On July 1, 2021, the Company appointed three independent directors. Effective on July 1, 2021 and thereafter, all directors shall be compensated monthly up to 4,000 shares of common stock and cash of $1,000 for their service as directors.

During the nine months ended September 30, 2021 and 2020, the Company recorded management salaries of $414,000 and $378,000 and bonuses of $976,200 and $0.  Additionally, management received stock-based compensation of $34,538 and $0 during the nine months ended September 30, 2021 and 2020, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments.

Advisory service

On March 3, 2020, we appointed Oscar Brito as an advisor to our Board of Directors and agreed to pay him $5,000 per month for such services. Mr. Brito acted as an advisor to our Board of Directors. On February 11, 2021, the Company paid $12,600 and the service was terminated.

On January 4, 2021, the Company terminated a placement agent and advisory services agreement with a FINRA member dated September 22, 2020, and cancelled 1,294,600 shares of common stock, which was issued for those services. The termination agreement allowed the FINRA member to retain 400,000 shares of the Company’s common stock in connection with the services.

NOTE 11 - SEGMENT

At September 30, 2021, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and nine months ended September 30, 2021 and 2020:

Three months ended September 30, 2021

	USA	Switzerland	Elimination	Total
Revenues	$15,347,282	1,189,230	$(19,773)	$16,516,739
Cost of revenue	14,706,065	989,395	(19,773)	15,675,687
Gross profit	641,217	199,835	—	841,052

Operating expenses
General and administration	738,578	218,617	—	957,195

Operating loss	(97,361)	(18,782)	—	(116,143)

Other income	1,525	3,400	—	4,925

Net loss	$(95,836)	$(15,382)	$—	$(111,218)

Three months Ended September 30, 2020

	USA	Switzerland	Elimination	Total
Revenues	$11,763,153	$1,535,881	$(7,336)	$13,291,698
Cost of revenue	11,830,752	1,335,269	(7,336)	13,158,685
Gross profit	(67,599)	200,612	—	133,013

Operating expenses
General and administration	784,662	174,125	—	958,787

Operating income (loss)	(852,261)	26,487	—	(825,774)

Other expense	(131,391)	(13,060)	—	(144,451)

Net income (loss)	$(983,652)	$13,427	$—	$(970,225)

Nine months ended September 30, 2021

	USA	Switzerland	Elimination	Total
Revenues	$43,404,674	3,474,215	$(36,172)	$46,842,717
Cost of revenue	42,487,024	3,018,878	(36,172)	45,469,730
Gross profit	917,650	455,337	—	1,372,987

Operating expenses
General and administration	3,077,319	587,154	—	3,664,473

Operating loss	(2,159,669)	(131,817)	—	(2,291,486)

Other income (expense)	(839,316)	18,723	—	(820,593)

Net loss	$(2,998,985)	$(113,094)	$—	$(3,112,079)

Nine months ended September 30, 2020

	USA	Switzerland	Elimination	Total
Revenues	$25,531,523	$3,917,085	$(9,412)	$29,439,196
Cost of revenue	25,339,224	3,405,204	(9,412)	28,735,016
Gross profit	192,299	511,881	—	704,180

Operating expenses
General and administration	2,658,721	502,609	—	3,161,330

Operating income (loss)	(2,466,422)	9,272	—	(2,457,150)

Other expense	(1,022,167)	(22,646)	—	(1,044,813)
Net loss	$(3,488,589)	$(13,374)	$—	$(3,501,963)

Asset Information

The following table shows asset information by geographic segment as of September 30, 2021 and December 31, 2020:

September 30, 2021	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,528,658	$1,898,777	$(225,075)	$5,202,360
Non-current assets	$4,414,010	$546,619	$(2,584,562)	$2,376,067
Liabilities
Current liabilities	$1,746,712	$2,394,680	$(225,075)	$3,916,317
Non-current liabilities	$—	$278,779	$—	$278,779

December 31, 2020	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,245,725	$1,225,399	$(889,540)	$3,581,584
Non-current assets	$3,478,147	$561,551	$(1,669,515)	$2,370,183
Liabilities
Current liabilities	$5,630,060	$3,171,419	$(889,540)	$7,911,939
Non-current liabilities	$2,816	$432,048	$—	$434,864

NOTE 12 – SUBSEQUENT EVENT

Subsequent to September 30, 2021 and through the date that these financials were made available, the Company had the following subsequent events:

On October 1st, 2021, the Company executed the acquisition of the remaining 49% of QGlobal SMS from Jesus Vega. As for the execution of this Amendment, Jesus Vega will receive US$100,000.00 in iQSTEL shares, which could be sold after six months from its issuance date. IQSTEL has up to 90 days to issue the shares. This issuance is conditioned to the transfer of the business to iQSTEL.

On August 25, 2021, the Board authorized the creation of an Audit Committee (the “Audit Committee”). Raul Perez (chair), Italo Segnini and Jose Antonio Barreto were appointed to serve on the Audit Committee. Each of Messrs Perez, Segnini and Barreto have been determined by the Board to be independent directors within the meaning of NASDAQ Rule 5605. Mr. Perez was identified and designated by the Board as an “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K. The Board has also adopted a charter for the Audit Committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include; but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

iQSTEL Inc. (the “Company”) (OTC QX: IQST) (www.iqstel.com) is a technology company offering a wide array of services to global telecommunications and technology industries with presence in 13 countries.

The Company has an extensive portfolio of products and services for its clients such as: SMS, VoIP, 4G & 5G international infrastructure connectivity, Cloud-PBX, OmniChannel Marketing, IoT services, blockchain and payment solutions. These services are grouped within three business divisions: Telecom, Technology and Fintech.

The company operates its business through its wholly-owned subsidiary Etelix.com USA, LLC (“Etelix”) (www.etelix.com); and its majority-owned subsidiaries SwissLink Carrier AG (www.swisslink-carrier.com); QGlobal SMS, LLC (https://www.qglobalsms.com/); IoT Labs, LLC (http://www.iotlabs.mx/); Global Money One Inc. (https://www.globalmoneyone.com/); and ItsBChain (http://itsbchain.com/). The information contained on our websites is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2021 was $16,516,739, compared with $13,291,698 for the three months ended September 30, 2020. These numbers reflect an increase of 24.26% quarter over quarter on our consolidated revenues. Our total revenue reported for the nine months ended September 30, 2021 was $46,842,717, compared with $29,439,196 for the nine months ended September 30, 2020. These numbers reflect an increase of 59.12% year over year on our consolidated revenues

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2021:

Subsidiary	Revenue Nine Months Ended September 30, 2021	Revenue Nine Months Ended September 30, 2020
Etelix.com USA, LLC	$11,235,820	$10,705,409
SwissLink Carrier AG	3,474,215	3,917,085
QGlobal LLC	585,151	277,577
IoT Labs LLC	31,547,531	14,539,125
	$46,842,717	$29,439,196

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2021 increased to $15,675,687, compared with $13,158,685 for the three months ended September 30, 2020. Our total cost of revenues for the nine months ended September 30, 2021 increased to $45,469,730, compared with $28,735,016 for the nine months ended September 30, 2020.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

Subsidiary	Cost of Revenue Nine Months Ended September 30, 2021	Cost of Revenue Nine Months Ended September 30, 2020
Etelix.com USA, LLC	$10,819,472	$10,759,820
SwissLink Carrier AG	3,018,877	3,405,204
QGlobal LLC	486,296	190,407
IoT Labs LLC	31,145,085	14,379,585
	$45,469,730	$28,735,016

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

Operating Expenses

Operating expenses decreased to $957,195 for the three months ended September 30, 2021 from $958,787 for the three months ended September 30, 2020. Operating expenses increased to $3,664,473 for the nine months ended September 30, 2021 from $3,161,330 for the nine months ended September 30, 2020. The detail by major category for the nine months ended September 30, 2021 and 2020 is reflected in the table below.

	Nine Months Ended September 30,
	2021	2020
Salaries, Wages and Benefits	$863,413	$845,258
Technology	198,143	34,016
Professional Fees	353,080	268,552
Legal & Regulatory	87,448	3,225
Bad debts	—	92,875
Travel & Events	15,710	1,386
Public Cost	30,078	84,265
Advertising	705,175	926,279
Bank Services and Fees	85,885	75,463
Depreciation and Amortization	66,924	49,318
Office, Facility and Other	337,983	162,715

Sub Total	2,743,839	2,543,352

Stock-based compensation	920,634	617,978
Total Operating Expense	$3,664,473	$3,161,330

The main reasons for the overall increase in operating expenses for the nine months ended September 30, 2021 compared to the same period of 2020 is due to the following: (1) Technology as a result of the development of the blockchain solutions, the IoT devices, and the fintech platform; (2) Legal & Regulatory expenses due to the IoT devices certification process; (3) Other expenses associated to new interconnection deployments; and (3) Stock-based compensation.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020	Difference
iQSTEL	$2,395,047	$2,242,336	$152,711
Etelix	$266,894	$259,844	$7,050
SwissLink	$587,154	$502,609	$84,545
ItsBchain	$2,198	$52,684	$(50,486)
QGlobal	$92,881	$52,608	$40,273
IoT Labs	$187,773	$51,249	$136,524
Global Money One	$132,526	—	$132,526
	$3,664,473	$3,161,330	503,143

The most significant difference is generated by iQSTEL which is due to the following: (1) the Salaries, Wages and Benefits as a result of the Management Team and Board members compensation; (2) Advertising corresponds to the third-party consultancy for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand image; and (3) Stock-based compensation.

Operating Income

The Company showed negative Operating Income for the three months ended September 30, 2021 of $116,143 compared with a negative result of $825,774 for the three months ended September 30, 2020.

The Company showed negative Operating Income for the nine months ended September 30, 2021 of $2,291,486 compared with a negative result of $2,457,150 for the nine months ended September 30, 2020.

Even when the company presents an operating loss, the numbers reflect a positive evolution process that places us close to the breakeven point in operations.

Other Expenses/Other Income

We had other income of $4,925 for the three months ended September 30, 2021, as compared with other expenses of $144,451 for the same period ended 2020. We had other expenses of $820,593 for the nine months ended September 30, 2021, as compared with other expenses of $1,044,813 for the same period ended 2020. The decrease in other expenses is a consequence of not having interest expenses and other expenses related to derivatives.

Net Income

We finished the three months ended September 30, 2021 with a net loss of $111,218, as compared to a loss of $970,225 during the three months ended September 30, 2020. We also finished the nine months ended September 30, 2021 with a loss of $3,112,079, as compared to a loss of $3,501,963 during the nine months ended September 30, 2020.

The reasons for specific components are discussed above. Overall, these are the main concepts impacting the net result: (1) the Operating Expenses of the public entity of $2,395,047; (2) a loss in settlement of debt of $528,794; and (3) interest expenses of $648,889.

It is important to remark the important reduction in interest expenses when comparing the amount corresponding to the nine months ended September 30, 2021 ($648,889) versus the amount corresponding to the same period of year 2020 ($2,368,107).

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $5,202,360 and current liabilities of $3,916,317, resulting in a positive working capital of $1,286,043. This compares with the working capital deficit of $4,330,355 at December 31, 2020. This increase in working capital, as discussed in more detail below, is primarily the result of the increase of $437,488 in the cash position; the increase of $879,498 in account receivable from the sales of services; and a reduction of $3,995,622 in the liabilities (loans, convertible notes and derivatives).

Our operating activities used $2,486,045 in the nine months ended September 30, 2021 as compared with $1,526,513 used in operating activities in the nine months ended September 30, 2020.

Investing activities used $378,071 for the nine months ended September 30, 2021. Uses of funds on investing activities were for acquisition of subsidiary of $60,000; the purchase of property and equipment for value of $102,623 and Payment of loan receivable - related party of $215,674.

Financing activities provided $3,314,313 in the nine months ended September 30, 2021 compared with $1,968,632 provided in the nine months ended September 30, 2020. Our positive financing cash flow in 2021 was largely the result of the proceed from the subscription of new common stocks under our Regulation A offering of $3,586,250.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2021.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2021; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of convertible debt and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2021. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended September 30, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2021, the Company issued 45,878,526 shares of common stock, valued at fair market value on issuance as follows;

•	35,862,500 shares issued for cash of $3,586,250
•	2,230,394 shares, valued at $2,056,530, issued for settlement of debt of $1,516,667
•	1,260,000 shares issued to our management for compensation valued at $1,010,738
•	6,080,632 shares issued for conversion of debt of $422,295
•	195,000 shares for services valued at $284,700
•	250,000 shares for forbearance of debt valued at $49,925

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 15, 2021 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

