Form 10-K
period 2021-12-31
iQSTEL Inc
filed 2022-04-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $90,434,452.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 149,357,358 common shares as of April 8, 2022.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	26
Item 16.	Form 10-K Summary	26

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

The transformative process is an ongoing effort. However, in the last year the Company achieved the restructuring of its revenue from a 100% VoIP business to one where currently VoIP represents half of overall Company revenue, while SMS and value-added SMS services account for the other half. SMS and value-added SMS is a much higher gross profit business; thus the Company’s bottom line has increased in tandem.

Operating Subsidiaries

Based on our current business infrastructure, the Company has expanded from its original VoIP services into new business areas: Short Message Service (SMS) for Applications to Person (A2P) and Person to Person (P2P); Internet of Things (IoT) solutions and Blockchain-based platforms.

Etelix.com USA LLC, a wholly owned subsidiary of iQSTEL Inc., is a Miami, Florida-based international telecom carrier founded in 2008 that provides telecom and technology solutions worldwide, with commercial presence in North America, Latin America, and Europe. Etelix provides International Long-Distance voice services for Telecommunications Operators (ILD Wholesale), and Submarine Fiber Optic Network capacity for internet (4G and 5G).

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

An important milestone in the evolution of Etelix was in 2013, when the company become part of a consortium of major carriers for the upgrade of the Maya-1 submarine cable systems that runs from Hollywood, Florida to the city of Tolu in Colombia. This consortium is led by Orange Telecom and Orbitel, where Etelix participates with 10 Gbps of capacity. The bulk of this contract was sold to Millicom (Tigo Costa Rica). This capacity considerably enhanced Tigo’s ability to deploy world-class 4G services to its customers in Costa Rica.

SwissLink Carrier AG is a 51% owned subsidiary of iQSTEL Inc. SwissLink Carrier AG is a Switzerland based international Telecommunications Carrier founded in 2015 providing international VoIP connectivity worldwide, with commercial presence in Europe, CIS and Latin America. SwissLink Carrier AG is a Swiss licensed Operator.

One of Company’s strategic line of actions is to expand the participation in Asian and African traffic. Africa is currently the market with the higher contribution to margin and Asia concentrate one third of the termination traffic in the industry. Estimations show that 56% (International Telecommunication Union) of the traffic terminating in Africa is originated from customers in Europe; while the corresponding percentage of traffic terminated in Asia is 37% (International Telecommunication Union). Based on these numbers the goal to expand the participation in the Asian and African traffic goes through establishing a strong presence in Europe.

The acquisition of Swisslink strengthened the Company’s presence in Europe putting us in a very competitive position to capture traffic to Asian and African countries; however, it will also give us the opportunity to compete in the European traffic, where we currently have a low participation.

QGlobal SMS LLC is a 100% owned subsidiary of iQSTEL Inc. QGlobal SMS is a USA based company founded in 2020 specialized in international and domestic SMS termination.

IoT Labs LLC is a 51% owned subsidiary of iQSTEL Inc. IoT Labs is a SMS service provider based in Austin, TX.

The Company has entered into the SMS business in 2020 through the acquisition of QGlobal and IoT Labs. Both companies specialize in international and domestic SMS termination, with emphasis on the Applications to Person (A2P), Person to Person (P2P) and OmniChannel Marketing Services for several markets: Wholesale Carrier, Government, Corporate, Enterprise, Small and Medium Companies.

QGlobal SMS has commercial presence in Europe, USA and Latin America, with robust international interconnection with Tier-1 SMS Aggregators, guarantying to its customers’ high quality and low termination rates, in over more than 100 countries, while IoT Labs is specialized in the SMS traffic exchange between US and Mexico.

With the acquisition of these two SMS providers, we quickly began to cross-sell services to our existing client base.

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

Regulations

Telecommunications services are subject to extensive government regulation in the United States of America. Any violations of the regulations may subject us to enforcement actions, including interest and penalties. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services

Regulation of Telecom by the Federal Communications Commission

Telecommunication License

Anyone seeking to conduct telecommunications business where the telecommunication services will transpire between the United States of America and an international destination must obtain a license from the Federal Communications Commission (FCC). This particular license is named a Section 214 license, after the section in the Communications Act of 1934.

Etelix.com USA, LLC was authorized by the Federal Communications Commission to provide facility-based services in accordance with section 63.18(e)(1) of the Commission’s rules; and also to provide resale services in accordance with section 63.18(e)(2) under license number ITC-214-20090625-00303.

Since Etelix has no other network infrastructure outside the United States of America, no other licenses are required for us to operate as an international carrier service provider.

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

Employees

iQSTEL, including all subsidiaries, has 49 employees as of December 31, 2021.

Item 1A. Risk Factors

Risks Relating to Business and Financial Condition

Our business, operating results or financial condition could be materially adversely affected by any of the following risks.

Risk Factors Related to the Business of the Company

Because our auditor has issued a going concern opinion regarding our company, there is a risk associated with an investment in our company.

We have continually operated at a loss with an accumulated deficit of $18,536,922 as of December 31, 2021. We have not attained profitable operations and even though the company maintains a cash position very close to one year's operating expenses, we dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. The Company has been qualified for a public offering of 80,000,000 shares of our common stock under the Regulation A. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is a risk that you could lose the entire amount of your investment in our company.

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

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our seven largest customers (2.5% of our total customer base) collectively accounted for 88% of total consolidated revenues in fiscal year 2021. However, this concentration of revenues does not increase our exposure to non-payment by our larger customers, since 68% of our revenue is prepaid.

Natural disasters, terrorist acts, acts of war, pandemics, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations.

Our inability to operate our telecommunications networks because of the events listed above, even for a limited period, may result in loss of revenue, significant expenses, which could have a material adverse effect on our results of operations and financial condition.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems. To be successful, we need to continue to have available a high capacity, reliable and secure network for our and our customers’ use. As any other company, we face the risk of a security breach, whether through cyber-attacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. There is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services, which subject us to the costs of providing those services, which are likely not recoverable. The secure maintenance and transmission of our information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information may be compromised by a malicious third-party penetration of our network security, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our services may be used without payment.

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

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

Our common stock is quoted under the symbol “IQST” on the OTCQX operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. Even though we currently have an active trading market, there can be no assurance that it will be sustained.

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

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its stockholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “IQST” on the OTCQX operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a stockholder may be unable to resell his securities in our company.

The following tables set forth the range of high and low bid information for our common stock for the each of the periods indicated as reported by the OTCQX. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2021

Quarter Ended	High $	Low $
December 31, 2021	1.05	0.39
September 30, 2021	0.7299	0.3530
June 30, 2021	1.07	0.44
March 31, 2021	2.00	0.15

Fiscal Year Ending December 31, 2020

Quarter Ended	High $	Low $
December 31, 2020	0.20	0.0592
September 30, 2020	0.099	0.0599
June 30, 2020	0.142	0.0510
March 31, 2020	0.5174	0.03

On April 7, 2022, the last sales price per share of our common stock was $0.6623.

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

Holders of Our Common Stock

As of April 8, 2022, we had 149,357,358 shares of our common stock issued and outstanding, held by approximately 65 stockholders of record at our transfer agent, with additional stockholders holding our shares in street name.

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

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or
2.	Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued 51,638,526 shares of common stock, valued at fair market value on issuance as follows;

•	41,562,500 shares issued for cash of $6,536,250, of which $100,000 was recorded as subscription receivable as of December 31, 2021. The Company received the $100,000 on January 3, 2022.
•	2,230,394 shares, valued at $2,056,530, issued for settlement of debt of $1,516,667
•	195,000 shares for services valued at $284,700
•	1,320,000 shares issued to our management for compensation valued at $1,037,568
•	250,000 shares for forbearance of debt valued at $49,925
•	6,080,632 shares issued for conversion of debt of $422,295

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2021 and 2020

Net Revenue

Our net revenue for the year ended December 31, 2021 was $64,702,018 as compared with $44,910,006 for the year ended December 31, 2020. These numbers reflect an increase of 44% year over year on our consolidated Revenues.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2021 and 2020:

Subsidiary	Revenue Year Ended December 31, 2021	Revenue Year Ended December 31, 2020
Etelix.com USA, LLC	15,445,161	14,033,528
SwissLink Carrier AG	4,681,978	5,432,022
QGlobal LLC	666,887	421,619
IoT Labs LLC	43,907,992	25,022,837
	64,702,018	44,910,006

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

If net revenues continue growing at a similar rate for the next twelve months, we believe that the company will reach a total consolidated revenue of approximately $90 million by December 31, 2022.

Cost of Revenue

Our total cost of sales for the year ended December 31, 2021 was $63,168,303 as compared with $43,947,654 for the year ended December 31, 2020.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2021 and 2020:

Subsidiary	Cost of revenue Year Ended December 31, 2021	Cost of revenue Year Ended December 31, 2020
Etelix.com USA, LLC	15,080,687	14,062,553
SwissLink Carrier AG	3,986,334	4,656,865
QGlobal LLC	563,528	311,409
IoT Labs LLC	43,537,754	24,916,827
	63,168,303	43,947,654

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

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased from $962,352 in 2020 to $1,533,715 in 2021.

We expect an increase in the gross margin for the next twelve months as a result of having better termination costs.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $4,517,632, as compared with $4,174,367 for the year ended December 31, 2020. The detail by major category is reflected in the table below.

	Years Ended December 31
	2021	2020

Salaries, Wages and Benefits	$1,160,021	$1,208,709
Technology	218,053	133,400
Professional Fees	441,490	374,821
Legal and Regulatory	106,001	121,229
Travel & Events	23,117	8,596
Public Cost	42,674	87,234
Allowance for doubtful accounts	—	183,414
Depreciation and Amortization	91,474	68,602
Advertising	977,334	942,950
Bank Services and Fees	117,886	137,598
Office, Facility and Other	392,117	209,956

Subtotal	3,570,167	3,476,509

Stock-based compensation	947,464	697,858

Total Operating Expenses	$4,517,631	$4,174,367

Operating Expenses by subsidiary are as follow:

	Years Ended December 31,
	2021	2020	Difference
iQSTEL	$2,906,114	$2,623,555	$282,560
Etelix	339,354	407,937	-68,583
SwissLink	784,052	815,130	-31,078
ItsBchain	2,396	52,684	-50,288
QGlobal	106,803	83,304	23,499
Global Money One	175,324	—	175,324
IoT Labs	203,588	191,757	11,831
	$4,517,631	$4,174,367	$343,265

The most significant difference is generated by iQSTEL which is basically due to the Stock-based compensation. This item includes compensation to Management, Directors and other professional service providers.

No allowance for doubtful accounts were established due to additional controls already implemented within the commercial area and collection team.

Advertising corresponds to the third-party consultancy for the design and implementation of a Social Media communication strategy oriented to build and enhance our companies and brand image and a marketing program for the Regulation A offering.

All other items were stable from one year to the other, which allows us to affirm that the cost structure of the company is under control.

Other Expenses

We had other expenses of $880,085 for the year ended December 31, 2021, as compared with other expenses of $3,487,315 for the year ended December 31, 2020. The reduction in Other Expenses in 2021 compared to 2020 is due to the significant reduction in the interest expense of $3,509,323 for the year ended December 31, 2020 to $675,481 for the year ended December 31, 2021.

Net Loss

We finished the year ended December 31, 2021 with a loss of $3,864,001 as compared to a loss of $6,699,482 during the year ended December 31, 2020. This represents an improvement in our financial results year over year, due to an increment in the Gross Revenue and a significant reduction of the Interest Expenses.

Liquidity and Capital Resources

As of December 31, 2021 we had total current assets of $6,566,524, compared with current liabilities of $2,363,015, resulting in a positive working capital of $4,203,509 and a current ratio of approximately 2.78 to 1. This compares with the working capital deficiency of $4,330,355 and the current ratio of 0.45 to 1 at December 31, 2020.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2021 and 2020, as presented.

	2021	2020
Net cash used in operating activities	$(3,152,181)	$(2,116,174)
Net cash used in investing activities	(511,348)	(91,211)
Net cash provided by financing activities	6,250,980	2,662,756

Effect of exchange rate changes on cash	(5,954)	27,442
Net change in cash and cash equivalents	$2,581,497	$482,813

Our operating activities used $3,152,181 in the year ended December 31, 2021, as compared with $2,116,174 used in operating activities in the year ended December 31, 2020. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Our negative operating cash flows in 2021 and 2020 is largely the result of our net loss for the years.

Investing activities used $511,348 for the year ended December 31, 2021, as compared with $91,211 used in investing activities for the year ended December 31, 2020. Our negative investing cash flow for 2021 is largely due to the acquisition of property, equipment, and intangible assets of $230,900 and an increase of loans to related parties of $220,674.

Financing activities provided $6,250,980 for the year ended December 31, 2021, as compared with $2,662,756 provided for the year ended December 31, 2020. Our positive financing cash flow in 2021 was largely the result of the $6,336,250 net proceeds from the subscription of new common stock under our Regulation A offering.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the twelve-month period ended December 31, 2021.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of convertible debt and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm Audited Financial Statement for the Year ended December 31, 2021 (PCIOB ID 1013) ;
F-2	Consolidated Balance Sheets as of December 31, 2021 and 2020;
F-3	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;
F-4	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2021 and 2020;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and
F-6	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors iQSTEL, Inc.

Coral Gables, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iQSTEL, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty – See Also Critical Audit Matters Section Below

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover its operating costs, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer agreements included the following:

•	We gained an understanding of internal controls related to revenue recognition.
•	We evaluated management’s significant accounting policies for reasonableness.
•	We selected a sample of revenues recognized and performed the following procedures:
o	Obtained and read contract source documents for each selection and other documents that were part of the agreement, if applicable.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
o	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Going Concern

Critical Audit Matter Description

As described further in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on executing its business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
•	We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.
•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2020.

Pittsburgh, PA

April 15, 2022

iQSTEL INC

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$3,334,813	$753,316
Accounts receivable, net	2,540,515	2,528,321
Due from related parties	424,086	221,790
Prepaid and other current assets	267,110	78,157
Total Current Assets	6,566,524	3,581,584

Property and equipment, net	409,382	350,530
Intangible asset	99,592	21,875
Goodwill	1,537,742	1,537,742
Deferred tax assets	446,402	460,036
TOTAL ASSETS	$9,059,642	$5,951,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,474,595	2,737,411
Due to related parties	26,613	94,616
Loans payable - net of discount of $7,406 and $19,221	315,450	1,332,612
Loans payable - related parties	239,308	2,054,379
Current portion of convertible notes - net of discount of $0 and $370,106	—	253,554
Other current liabilities	307,049	413,676
Derivative liabilities	—	1,025,691
Total Current Liabilities	2,363,015	7,911,939

Convertible notes - net of discount of $0 and $2,184	—	2,816
Loans payable, non-current	119,295	270,836
Employee benefits, non-current	156,434	161,212
TOTAL LIABILITIES	2,638,744	8,346,803

Stockholders' Equity (Deficit)
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 and 0 shares issued and outstanding	21	—
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 147,477,358 and 118,133,432 shares issued and outstanding, respectively	147,477	118,133
Additional paid in capital	25,842,982	13,267,261
Accumulated deficit	(18,536,921)	(14,699,148)
Accumulated other comprehensive loss	(36,658)	(74,831)
Equity (Deficit) attributed to stockholders of iQSTEL Inc.	7,416,911	(1,388,575)
Deficit attributable to noncontrolling interests	(996,013)	(1,006,461)
Total stockholders' Equity (Deficit)	6,420,898	(2,395,036)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,059,642	$5,951,767

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

	Years Ended
	December 31,
	2021	2020

Revenues	$64,702,018	$44,910,006
Cost of revenue	63,168,303	43,947,654
Gross profit	1,533,715	962,352

Operating expenses
General and administration	4,517,631	4,174,367
Total operating expenses	4,517,631	4,174,367

Operating loss	(2,983,916)	(3,212,015)

Other income (expense)
Other income	4,426	38,585
Other expenses	2,684	(117,562)
Interest expense	(675,481)	(3,509,323)
Change in fair value of derivative liabilities	317,080	255,614
Gain (loss) on settlement of debt	(528,794)	(154,629)
Total other income (expense)	(880,085)	(3,487,315)

Net loss before provision for income taxes	(3,864,001)	(6,699,330)
Income taxes	—	(152)
Net income (loss)	(3,864,001)	(6,699,482)
Less: Net income (loss) attributable to noncontrolling interests	(26,228)	(125,591)
Net income (loss) attributed to stockholders of iQSTEL Inc.	$(3,837,773)	$(6,573,891)

Comprehensive income (loss)
Net income (loss)	$(3,864,001)	$(6,699,482)
Foreign currency adjustment	74,849	(146,373)
Total comprehensive income (loss)	$(3,789,152)	$(6,845,855)
Less: Comprehensive income attributable to noncontrolling interests	10,448	(197,314)
Net comprehensive income (loss) attributed to stockholders of iQSTEL Inc.	$(3,799,600)	$(6,648,541)

Basic and diluted loss per common share	$(0.03)	$(0.10)

Weighted average number of common shares outstanding - Basic and diluted	135,383,893	63,941,222

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2021 and 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non Controlling Interest	Total Shareholders' Deficit
Balance - December 31, 2019	—	$—	—	$—	18,008,591	$18,008	$3,240,528	$(8,125,257)	$(181)	$(4,866,902)	$(903,513)	$(5,770,415)

Preferred stock issued for conversion of common stock	10,000	10	—	—	(100,000)	(100)	90	—	—	—	—	—
Common stock issued for cash	—	—	—	—	23,937,500	23,938	1,891,067	—	—	1,915,005	—	1,915,005
Common stock issued for settlement of debt	—	—	—	—	12,818,145	12,818	876,275	—	—	889,093	—	889,093
Common stock issued for services	—	—	—	—	6,267,600	6,268	641,590	—	—	647,858	—	647,858
Common stock issued for forbearance of debt	—	—	—	—	1,150,000	1,150	91,100	—	—	92,250	—	92,250
Common stock issued for conversion of debt	—	—	—	—	46,575,378	46,575	1,349,865	—	—	1,396,440	—	1,396,440
Common stock issued for exercised cashless warrant	—	—	—	—	9,476,218	9,476	(9,476)	—	—	—	—	—
Common stock issued for acquisition of Itsbchain LLC	—	—	—	—	—	—	50,000	—	—	50,000	—	50,000
Acquisition of IoT Lab	—	—	—	—	—	—	—	—	—	—	94,366	94,366
Resolution of derivative liabilities	—	—	—	—	—	—	5,136,222	—	—	5,136,222	—	5,136,222
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(74,650)	(74,650)	(71,723)	(146,373)
Net loss	—	—	—	—	—	—	—	(6,573,891)	—	(6,573,891)	(125,591)	(6,699,482)
Balance - December 31, 2020	10,000	$10	—	$—	118,133,432	$118,133	$13,267,261	$(14,699,148)	$(74,831)	$(1,388,575)	$(1,006,461)	$(2,395,036)

Preferred stock issued for conversion of common stock	—	—	21,000	21	(21,000,000)	(21,000)	20,979	—	—	—	—	—
Common stock issued for cash and subscription receivable	—	—	—	—	41,562,500	41,563	6,394,687	—	—	6,436,250	—	6,436,250
Common stock issued for settlement of debt	—	—	—	—	2,230,394	2,230	2,054,300	—	—	2,056,530	—	2,056,530
Common stock issued for service	—	—	—	—	195,000	195	284,505	—	—	284,700	—	284,700
Common stock issued for compensation	—	—	—	—	1,320,000	1,320	1,036,248	—	—	1,037,568	—	1,037,568
Common stock issued for forbearance of debt	—	—	—	—	250,000	250	49,675	—	—	49,925	—	49,925
Common stock issued for conversion of debt	—	—	—	—	6,080,632	6,081	416,214	—	—	422,295	—	422,295
Common stock payable	—	—	—	—	—	—	52,161	—	—	52,161	—	52,161
Related party debt to equity swap	—	—	—	—	—	—	1,647,150	—	—	1,647,150	—	1,647,150
Cancellation of common stock	—	—	—	—	(1,294,600)	(1,295)	(88,809)	—	—	(90,104)	—	(90,104)
Resolution of derivative liabilities	—	—	—	—	—	—	708,611	—	—	708,611	—	708,611
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	38,173	38,173	36,676	74,849
Net loss	—	—	—	—	—	—	—	(3,837,773)	—	(3,837,773)	(26,228)	(3,864,001)
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$(18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,864,001)	$(6,699,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and cancellation	1,284,325	697,858
Bad debt	—	137,749
Write-off of due from related party	10,148	43,375
Depreciation and amortization	91,474	68,602
Amortization of debt discount	450,771	2,221,506
Change in fair value of derivative liabilities	(317,080)	(255,614)
Loss on settlement of debt	528,794	154,629
Prepayment and default penalty	122,020	358,046
Changes in operating assets and liabilities:
Accounts receivable	(39,862)	167,077
Prepaid and other current assets	(91,066)	21,629
Accounts payable	(1,231,946)	432,872
Other current liabilities	(95,758)	535,579
Net cash used in operating activities	(3,152,181)	(2,116,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	(60,000)	15,781
Purchase of property and equipment	(153,183)	(90,192)
Purchase of intangible assets	(77,717)	—
Payment of loan receivable - related party	(220,674)	(18,888)
Collection of due from related parties	226	2,088
Net cash used in investing activities	(511,348)	(91,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	600,000	1,239,620
Repayments of loans payable	(344,483)	(969,664)
Proceeds from loans payable - related parties	—	20,182
Repayment of loans payable - related parties	(90,787)	(20,197)
Common stock issued	6,336,250	1,915,005
Proceeds from convertible notes	—	1,420,000
Repayment of convertible notes	(250,000)	(942,190)
Net cash provided by financing activities	6,250,980	2,662,756

Effect of exchange rate changes on cash	(5,954)	27,442

Net change in cash	2,581,497	482,813
Cash, beginning of period	753,316	270,503
Cash, end of period	$3,334,813	$753,316

Supplemental cash flow information
Cash paid for interest	$126,818	$976,234
Cash paid for taxes	$—	$—

Non-cash transactions:
Derivative liabilities recognized as debt discount	$—	$1,673,393
Common stock payable	$52,161	$—
Common stock issued for conversion of debt	$422,295	$1,396,440
Cashless warrant exercised	$—	$9,476
Resolution of derivative liabilities	$708,611	$5,136,222
Related party debt to equity swap	$1,647,150	$—
Common stock issued for settlement of debt	$2,056,530	$889,093
Amount owing for acquisition of IOT	$—	$60,000
Common stock issued for forbearance of debt	$49,925	$92,250
Replacement of convertible notes to note payable	$—	$1,000,000
Preferred stock issued for conversion of common stock	$21	$10
Subscription receivable	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2021

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

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 15, 2022, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States of America. The Company’s fiscal year end is December 31.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC (“Etelix”), SwissLink Carrier AG (“Swisslink”), ITSBCHAIN, LLC (“ItsBchain”), QGLOBAL SMS, LLC (“QGlobal”), IoT Labs, LLC (“IoT Labs”) and Global Money One Inc (“Global Money One”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date

•	Equities at historical rate

•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income in stockholders’ equity.

	December 31,	December 31,
	2021	2020
Spot CHF: USD exchange rate	$1.0974	$1.1304
Average CHF: USD exchange rate	$1.0969	$1.0662

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at December 31, 2021 and 2020.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily and past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2021 and 2020, the Company had bad debt expense of $0 and $137,749, respectively.

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

Fixed Assets

Fixed assets, consisting of telecommunications equipment and software, is recorded at cost reduced by accumulated depreciation and amortization. Depreciation and amortization expense is recognized over the assets’ estimated useful lives of 3 years for computers and laptops, 5 years for telecommunications equipment and switches; and 5 years for software using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock, and it was excluded from the computation of diluted net loss per share as the result was anti-dilutive for the year ended December 31, 2021. There were no potentially dilutive shares of common stock outstanding for the year ended December 31, 2021.

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

During the year ended December 31, 2021 and 2020, 7 and 6 customers represented 88% and 70% of our revenues, respectively. For the year ended December 31, 2021 68% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

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

The carrying values of our financial instruments, including, cash and cash equivalents; accounts receivable; prepaid and other current assets; accounts payable; other current liabilities; and due from/to related parties approximate their fair values due to the short-term maturities of these financial instruments.

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

The Company recognizes revenue related to monthly usage charges and other recurring charges during the period in which the telecommunication services are rendered, provided that persuasive evidence of a sales arrangement exists, and collection is reasonably assured. Management considers persuasive evidence of a sales arrangement to be a written interconnection agreement. The Company’s payment terms vary by client.

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

Recent Accounting Pronouncements

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

NOTE 4 - ACQUISITION

IoT Labs

On April 15, 2020, we entered into a Company Acquisition Agreement (the “Agreement”) with Francisco Bunt regarding the acquisition of 51% of the shares in IoT Labs, whose principal business activity is the sale of Short Messages (SMS) between USA and Mexico, for $180,000.

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

Unaudited combined proforma results of operations for the year ended December 31, 2020 as though the Company acquired IoT Labs on January 1, 2020, are set forth below:

December 31,
2020
Revenues	$55,784,168
Cost of revenues	54,631,017
Gross profit	1,153,151

Operating expenses	4,224,903
Operating loss	(3,071,752)

Other expense	(3,487,315)
Net Loss	$(6,559,067)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Subscription receivable	$100,000	$—
Other receivable	143,187	77,557
Prepaid expenses	23,320	—
Tax receivable	603	600
	$267,110	$78,157

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Telecommunication equipment	$258,871	$259,000
Telecommunication software	618,125	530,514
Other equipment	108,805	47,206
Total property and equipment	985,801	836,720
Accumulated depreciation and amortization	(576,419)	(486,190)
Total property and equipment	$409,382	$350,530

Depreciation expense for the year ended December 31, 2021 and 2020 amounted to $91,474 and $68,602, respectively.

NOTE 7 –LOANS PAYABLE

Loans payable at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,		Interest
	2021	2020	Term	Rate
Unique Funding Solutions_2	$—	$2,000	Note was issued on October 12, 2018 and due on January 17, 2019	28.6%
YES LENDER LLC 3	—	5,403	Note was issued on August 3, 2020 and due on January 12, 2021	26.0%
Advance Service Group LLC	—	12,143	Note was issued on October 20, 2020, and due on February 19, 2021	29.0%
Apollo Management Group, Inc	—	63,158	Note was issued on March 18, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 2	—	68,421	Note was issued on March 25, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 3	—	66,316	Note was issued on April 1, 2020 and due on October 1, 2021	12.0%
Apollo Management Group, Inc 4	—	73,684	Note was issued on April 2, 2020 and due on October 2, 2021	12.0%
Apollo Management Group, Inc 5	—	36,842	Note was issued on April 7, 2020 and due on October 7, 2021	12.0%
Apollo Management Group, Inc 6	—	84,211	Note was issued on April 15, 2020 and due on October 15, 2021	12.0%
Apollo Management Group, Inc 7	—	55,000	Note was issued on April 20, 2020 and due on December 15, 2020	12.0%
Apollo Management Group, Inc 14	—	32,432	Note was issued on December 4, 2020 and due on January 4, 2021	12.0%
Labrys Fund	—	280,000	Note was issued on June 26, 2020 and due on April 1, 2021	12.0%
M2B Funding Corp	—	300,000	Note was issued on September 1, 2020 and due on September 1, 2021	12.0%
M2B Funding Corp 1	—	77,778	Note was issued on December 10, 2020 and due on January 9, 2021	22.0%
M2B Funding Corp 2	—	27,778	Note was issued on December 18, 2020 and due on January 17, 2021	22.0%
M2B Funding Corp 3	—	55,556	Note was issued on December 24, 2020 and due on January 23, 2021	22.0%
M2B Funding Corp 4	—	111,111	Note was issued on December 30, 2020 and due on January 29, 2021	22.0%
Bridge Loan	222,222	—	Note was issued on November 1, 2021 and due on January 30, 2022	18.0%
Martus	100,634	108,609	Note was issued on October 23, 2018 and due on January 3, 2022	5.0%
Swisspeers AG	9,605	49,187	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Darlene Covid19	109,690	113,040	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	442,151	1,622,669
Less: Unamortized debt discount	(7,406)	(19,221)
Total loans payable	434,745	1,603,448
Less: Current portion of loans payable	315,450	1,332,612
Long-term loans payable	$119,295	$270,836

Loans payable - related parties at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Alonso Van Der Biest	$—	$80,200
Alvaro Quintana	—	10,587
49% of Shareholder of SwissLink	19,929	1,737,512
49% of Shareholder of SwissLink	219,379	226,080
Total	239,308	2,054,379
Less: Current portion of loans payable	239,308	2,054,379
Long-term loans payable	$—	$—

During the years ended December 31, 2021 and 2020, the Company borrowed from third parties totaling $600,000 and $1,239,620, which includes original issue discount and financing costs of $66,666 and $63,970 and repaid the principal amount of $344,483 and $969,664, respectively.

During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $191,281 and $77,101 and recognized amortization of discount, included in interest expense, of $78,481 and $44,749, respectively.

During the year ended December 31, 2021, the related party loan of $1,647,150 (CHF 1,518,909) was swapped into capital and the Company recorded it as additional paid in capital.

During the year ended December 31, 2021, the Company settled loans payable of $1,516,667 by issuing 2,230,394 shares of common stock valued at $2,056,530. As a result, the Company recorded loss on settlement of debt of $539,863.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Accrued liabilities	$61,153	$6,789
Accrued interest	8,173	170,960
Salary payable - management	92,229	28,300
Employee benefits	105,221	181,231
Other current liabilities	40,273	26,396
	$307,049	$413,676

NOTE 9 - CONVERTIBLE LOANS

At December 31, 2021 and 2020, convertible loans consisted of the following:

	December 31,	December 31,
	2021	2020
Promissory notes – Issued in fiscal year 2019, with variable conversion features	$—	$5,000
Promissory notes – Issued in fiscal year 2020, with variable conversion features	—	623,660
Total convertible notes payable	—	628,660
Less: Unamortized debt discount	—	(372,290)
Total convertible notes	—	256,370

Less: current portion of convertible notes	—	253,554
Long-term convertible notes	$—	$2,816

During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $33,429 and $487,012 and recognized amortization of discount, included in interest expense, of $372,290 and $2,176,757, respectively.

During the years ended December 31, 2021 and 2020, the Company repaid notes of $250,000 and $942,190 and accrued interest including prepayment penalty of $6,027 and $675,771, respectively.

Conversion

During the year ended December 31, 2021, the Company converted notes with principal amounts and accrued interest of $422,295 into 6,080,632 shares of common stock. The corresponding derivative liability at the date of conversion of $708,611 was settled through additional paid in capital.

During the year ended December 31, 2020, the Company converted notes with principal amounts of $1,302,785 and accrued interest of $93,656 into 46,575,378 shares of common stock. The corresponding derivative liability at the date of conversion of $4,275,728 was settled through additional paid in capital.

Settlement

During the year ended December 31, 2021, the Company recorded gain on settlement of debt of $11,069.

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

On July 22, 2020, the Company settled a convertible note with accrued interest of $64,363 and an original common stock purchase warrant to purchase 20,000 shares of common stock with a total of 650,000 share issuances. During the period ended September 30, 2020, the Company issued 1,038,375 shares which included 388,375 true-up shares. As a result, the Company recognized a loss on settlement of debt of $9,886.

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

Promissory Notes - Issued in fiscal year 2019

During the year ended December 31, 2019, the Company issued a total of $2,544,250 in notes with the following terms:

•	Terms ranging from 6 months to 3 years.
•	Annual interest rates ranging from of 8% to 12%.
•	Convertible at the option of the holders at issuance or 180 days from issuance.
•	Conversion prices are typically based on the discounted (39% or 0% discount) lowest trading prices of the Company’s shares during various periods prior to conversion.

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

Promissory Notes - Issued in fiscal year 2020

During the year ended December 31, 2020, the Company issued a total of $2,708,771 in notes with the following terms:

•	Terms 12 months.
•	Annual interest rates 5% or 12%.
•	Convertible at the option of the holders 90 or 180 days from issuance.
•	Conversion prices are typically based on the discounted (25% or 60% discount) lowest trading prices of the Company’s shares during 30 trading day periods prior to conversion. Certain note has a capped conversion price of $0.025.

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

Warrants

A summary of activity during the year ended December 31, 2020 follows. There was no 2021 activity.

	Warrants Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (in years)
Outstanding, December 31, 2019	367,343	$0.480	4.05
Granted	6,500,000	0.024	6.00
Reset	10,813,001	0.014	1.92
Cashless Exercised	(10,597,010)	0.023	4.24
Settled	(7,083,334)	0.012	1.64
Outstanding, December 31, 2020	—	$—	—

The reset feature of warrants associated with the convertible notes was effective at the time that a separate convertible note with lower exercise price was issued. As a result of the reset features for warrants, the warrants increased by 10,813,001 at $0.0014 per share. We accounted for the issuance of the warrants as a liability and recognized the derivative liability.

NOTE 10 – DERIVATIVE LIABILITY

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, “Derivatives and Hedging” and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

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

For the year ended December 31, 2021 and 2020, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Year ended
December 31,
	2021	2020
Expected term	0.16 - 1.18 years	0.02 - 6.00 years
Expected average volatility	145% - 241%	74% - 550%
Expected dividend yield	—	—
Risk-free interest rate	0.07% - 0.09%	0.05% - 2.56%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2021 and 2020:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2019	$4,744,134

Addition of new derivatives recognized as debt discounts	1,673,393
Addition of new derivatives recognized as loss on derivatives	1,040,636
Settled on issuance of common stock	(5,136,222)
Change in fair value of the derivative	(1,296,250)
Balance - December 31, 2020	$1,025,691

Settled on issuance of common stock	(708,611)
Change in fair value of the derivative	(317,080)
Balance - December 31, 2021	$—

The following table summarizes the change in fair value of derivative liability included in the income statement for the year ended December 31, 2021 and 2020, respectively.

	Years Ended
	December 31,
	2021	2020
Addition of new derivatives recognized as loss on derivatives	$—	$1,040,636
Revaluation of derivative liabilities	(317,080)	(1,296,250)
(Gain) on change in fair value of the derivative	$(317,080)	$(255,614)

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

As of December 31, 2021 and 2020, 10,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

On November 11, 2020, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up 200,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series B Preferred Stock will receive a liquidation preference of $81 per share in any distribution upon winding up, dissolution, or liquidation of the Company before junior security holders, as provided in the designation. Holders of Series B Preferred Stock are entitled to receive as, when, and if declared by the Board of Directors, dividends in kind at an annual rate equal to twenty four percent (24%) of $81 per share for each of the then outstanding shares of Series B Preferred Stock, calculated on the basis of a 360-day year consisting of twelve 30-day months. Holders of Series B Preferred Stock do not have voting rights but may convert into common stock after twelve months from the issuance date, at a conversion rate of one thousand (1,000) shares of Common Stock for every one (1) share of Series B Preferred Stock. Upon conversion, the shares are subject to a one-year restriction on sales into the market of no more than 5% previous month’s stock liquidity.

During the year ended December 31, 2021, 21,000,000 shares of common stock were converted into 21,000 shares of Series B Preferred Stock by our management.

As of December 31, 2021 and 2020, 21,000 and 0 shares of Series B Preferred Stock were issued and outstanding, respectively.

Series C Preferred Stock

On January 7, 2021, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up 200,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock will rank junior to the Series B Preferred Stock, but on par with common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation of the company, as provided in the designation. The holders of shares of Series C Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series C Preferred Stock do not have voting rights but may convert into common stock after twenty four months from the issuance date, at a conversion rate of one thousand (1,000) shares of Common Stock for every one (1) share of Series C Preferred Stock. Upon conversion, the shares are subject to a one-year restriction on sales into the market of no more than 5% previous month’s stock liquidity.

The rights of the holders of Series C Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 7, 2021.

As of December 31, 2021 and 2020, no Series C Preferred Stock was issued or outstanding.

Common Stock

During the year ended December 31, 2021, the Company issued 51,638,526 shares of common stock, valued at fair market value on issuance as follows;

•	41,562,500 shares issued for cash of $6,536,250, of which $100,000 was recorded as subscription receivable as of December 31, 2021. The Company received the $100,000 on January 3, 2022.
•	2,230,394 shares, valued at $2,056,530, issued for settlement of debt of $1,516,667
•	195,000 shares for services valued at $284,700
•	1,320,000 shares issued to our management for compensation valued at $1,037,568
•	250,000 shares for forbearance of debt valued at $49,925
•	6,080,632 shares issued for conversion of debt of $422,295

During the year ended December 31, 2021, the Company terminated a placement agent and advisory services agreement with a FINRA member dated September 22, 2020, and cancelled 1,294,600 shares of common stock, which was issued for those services. The termination agreement allowed the FINRA member to retain 400,000 shares of the Company’s common stock in connection with the services.

During the year ended December 31, 2020, the Company issued 100,224,841 shares of common stock, valued at fair market value on issuance as follows;

  23,937,500 shares issued for cash of $1,915,005
  12,818,145 shares issued for settlement of debt of $889,093
  6,267,600 shares issued for services valued at $647,858
  1,150,000 shares issued for forbearance of debt of $92,250
  46,575,378 shares issued for conversion of debt of $1,396,440
  9,476,218 shares issued for cashless exercised warrant

As of December 31, 2021 and 2020, 147,477,358 and 118,133,432 shares of common stock were issued and outstanding, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2021 and 2020, are as follows:

	December 31,	December 31,
	2021	2020
Net Operating loss carryforward	$12,332,310	$8,601,999
Effective tax rate	21%	21%
Deferred tax asset	2,589,785	1,806,420
Foreign taxes	(7,242)	(5,112)
Less: valuation allowance	(2,136,141)	(1,341,272)
Net deferred tax asset	$446,402	$460,036

As of December 31, 2021, the Company has approximately $12,332,000 of net operating losses (“NOL”) generated to December 31, 2021 carried forward to offset taxable income in future years which expire commencing in fiscal 2037. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized other than those recorded at SwissLink, because the Company anticipates utilizing the NOLs prior to their expiration.

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

Tax returns for the years ended 2016 through 2021 are subject to review by the tax authorities.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from related party

During the year ended December 31, 2021, the Company loaned $220,674 to our CEO and applied to due to CEO of $8,004.

During the year ended December 31, 2021, the Company wrote off due from related party of $10,148.

During the year ended December 31, 2020, the Company loaned $20,182 to related parties who are a stockholder and a former director, collected $20,197 and wrote off amounts totaling $43,375.

During the years ended December 31, 2021 and 2020, the Company loaned $220,674 and $18,888 to a related party and collected $226 and $2,088, respectively.

As of December 31, 2021 and 2020, the Company had due from related parties of $424,086 and $221,790, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the years ended December 31, 2021 and 2020, the Company borrowed $0 and $20,182 from CEO and CFO of the Company, and repaid $90,787 and $20,197 to the CEO and CFO, respectively.

During the year ended December 31, 2020, the Company borrowed $20,000 from Francisco Bunt who owns 49% of loT Labs and repaid $20,000.

As of December 31, 2021 and 2020, the Company had amounts due to related parties of $26,613 and $94,616, respectively, which included $0 and $60,000 to Francisco Bunt (Note 4), respectively. The amounts are unsecured, non-interest bearing and due on demand.

Debt to Equity Swap

During the year ended December 31, 2021 the Company recorded a debt to equity swap of $1,647,150 as additional paid in capital.

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

•	2,000,000 shares of common stock valued at $300,000

•	Additional 173,000 shares in order to apply the anti-dilution protection, valued at $10,034

•	Forgiveness of amounts due to the Company totaling $43,375

•	Cash payment of $15,000.

On March 16, 2020, our Board of Directors adopted a Director Compensation Plan that applies to members of our Board of Directors. Below are the features of the plan:

•	All Directors shall receive reimbursement for reasonable travel expenses incurred to attend Board and committee meetings.

•	All Directors shall be compensated $3,000 monthly for their service as Directors.

•	In lieu of the cash compensation set forth above, each Director may elect to receive shares of the Corporation's Common Stock equal to the total cash compensation divided by the average market value of the Company's Common Stock during the last 10 trading days and applying a discount of 10%.

•	Directors Alvaro Cardona and Leandro Iglesias shall each receive 1,000,000 shares of the Company’s Common Stock, valued at $70,000 each, for their service as members of the Board of Directors for the period from June 2018 to December 2019.

During the years ended December 31, 2021 and 2020, the Company recorded management salaries of $558,000 and $510,000 and bonuses of $976,200 and $0, respectively, of which $1,037,568 and $0 were stock based compensation.

During the year ended December 31, 2020, the Company settled accrued salary – management of $619,531 and issued 10,851,199 shares. As at December 31, 2021 and 2020, the Company recorded and accrued management salaries of $92,229 and $22,300, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the years ended December 31, 2021 and 2020, the Company incurred $37,823 and $18,400, respectively.

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

NOTE 15 - SEGMENT

At December 31, 2021 and 2020, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the years ended December 31, 2021 and 2020:

Year ended December 31, 2021

	USA	Switzerland	Elimination	Total
Revenues	$60,112,852	4,681,978	$(92,812)	$64,702,018
Cost of revenue	59,274,781	3,986,334	(92,812)	63,168,303
Gross profit	838,071	695,644	—	1,533,715

Operating expenses
General and administration	3,733,579	784,052	—	4,517,631

Operating income (loss)	(2,895,508)	(88,408)	—	(2,983,916)

Other income (expense)	(897,507)	17,422	—	(880,085)

Net income (loss)	$(3,793,015)	$(70,986)	$—	$(3,864,001)

Year ended December 31, 2020

	USA	Switzerland	Elimination	Total
Revenues	$39,495,542	$5,432,022	$(17,558)	$44,910,006
Cost of revenue	39,308,347	4,656,865	(17,558)	43,947,654
Gross profit	187,195	775,157	—	962,352

Operating expenses
General and administration	3,359,237	815,130	—	4,174,367

Operating loss	(3,172,042)	(39,973)	—	(3,212,015)

Other expense	(3,356,881)	(130,434)	—	(3,487,315)
Net loss	$(6,528,923)	$(170,407)	$—	$(6,699,330)

Asset Information

The following table shows asset information by geographic segment as of December 31, 2021 and 2020:

December 31, 2021	USA	Switzerland	Elimination	Total
Assets
Current assets	$5,783,859	$997,216	$(214,551)	$6,566,524
Non-current assets	$4,468,491	$609,189	$(2,584,562)	$2,493,118
Liabilities
Current liabilities	$1,070,972	$1,506,594	$(214,551)	$2,363,015
Non-current liabilities	$—	$275,729	$—	$275,729

December 31, 2020	USA	Switzerland	Elimination	Total
Assets
Current assets	$3,245,725	$1,225,399	$(889,540)	$3,581,584
Non-current assets	$3,478,147	$561,551	$(1,669,515)	$2,370,183
Liabilities
Current liabilities	$5,630,060	$3,171,419	$(889,540)	$7,911,939
Non-current liabilities	$2,816	$432,048	$—	$434,864

NOTE 16 – SUBSEQUENT EVENTS.

Subsequent to December 31, 2020 and through the date that these financials were made available, the Company had the following subsequent events:

On March 31, 2022 the Company sold 2,000,000 common shares under a subscription agreement of our Regulation A offering statement for an aggregated amount of $1,000,000. The shares were issued on April, 6, 2022.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2021, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Leandro Iglesias	56	President, Chairman, Chief Executive Officer and Director
Alvaro Quintana Cardona	50	Chief Operating Officer, Chief Financial Officer and Director
Juan Carlos Lopez Silva	53	Chief Commercial Officer
Raul Perez	69	Director
Jose Antonio Barreto	62	Director
Italo Segnini	55	Director

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

Raul A Perez

From December 1, 2014 to present, Mr. Perez serves as CFO of Deerbrook Family Dentistry, PC, Dental Practice in Humble, Texas. From November 1, 2017 to January 31, 2019, he served as Senior Accountant to Principrin School, PC, Day Care in Houston, Texas.

Mr. Perez has been in finance for more than 40 years, starting in 1970 as analyst in treasury and finance departments and progressively assuming different positions up to corporate treasurer for large corporations. He served for Sudamtex of Venezuela, C.A for 5 years and Polar Brewery in Caracas, Venezuela for 10 year. Beginning in 2000, he accepted a position as a Director of the Security and Exchange Commission of Venezuela to have the surveillance of Venezuelan stock market participants. Also, in 2004 he completed the requirements and received his certification as a Venezuelan Investment Advisor. Later, as an independent contractor for three years, he was selected as the Corporate Compliance Officer for an especially important stock market broker dealer in Venezuela, Activalores Casa de Bolsa, in which he developed the Compliance Unit and manuals required by local and international anti money laundering laws. He also taught Advanced Institute of Finance (IAF) in Caracas being a professor of Corporate Finance and Managerial Accounting for 5 years.

Mr. Perez has a Bachelor’s degree in accounting (1976), and MBA Finance (1982), gave me the overall knowledge of finance and how to plan, start up, run, and control a business.

We have selected Mr. Perez to serve as an independent director because of his education, skills and experience in finance and his regulatory history.

Jose Antonio Barreto

From 2006 to the present, Mr. Barreto has been Chief Business Development Officer of Xpectra Remote Management / Mexico. There he was in charge of directing all aspects of account development and sales effort to close specific private and government opportunities and developing strategic accounts in Mexico and the LATAM region. From 2020 to present, he has been an advisor to our Board of Directors.

Mr. Barreto has more than 30 years of experience working in telecommunications and technology companies. He has been directly responsible of leading the business development and operational in several telecommunication and technology companies’ acquisition activity, with the responsibility of leading the technical, operation and financial analysis. Over the last 14 years, Jose Antonio has been the North and Central American leader, spanning from Mexico to Panama, in the development of commercial processes in the technology security field, artificial intelligence, Internet of Things (IoT) platforms, as well as cutting edge technology solutions and software systems.

He studied Electronic Engineering at the Universidad Simón Bolivar followed by a Master of Science Degree in Electrical and Computer Engineering at Rice University. He also completed the Master in Telecommunications Management offered by Universidad Simon Bolivar and the Telecom SudParis Institute.

We have selected Mr. Barreto to serve as an independent director because of his education, skills and experience in technology companies.

Italo R. Segnini (age 55)

From March 2020 to the present, Mr. Segnini has been serving as Global Carrier Partnership Director of Sierra Wireless. From June 2019 to February 2020, he served as an Independent Telecom Consultant. From 2017 to 2019, he served as Director of International Carrier Business for Televisa Telecom. From 2012 to 2019, he served as Director International Carrier Business for Millicom.

Mr. Segnini is a long time Telecommunicaction industry professional who has had high level positions at Global Tier Ones for more than 20 years, Telefonica, Millicon and Televisa, Sierra Wireless to mention a few. Mr. Segnini has extensive executive experience in the Telecom areas like Voice, A2P, SMS, Data, Roaming, Mobility Services, B2B, MNO, MVNO, IoT, Interconnection, etc., and a solid business performance record spanning multiple functions including International commercial negotiations, management, sales, business development, sales, regulatory and operations. Italo R. Segnini holds a Juris Doctor degree from the Andres Bello Catholic University, a Telecommunication Masters Degree from Madrid Pontificia Comillas University and an MBA from IESA Business School

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, subject to their respective employment agreements.

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

Committees of the Board

Our full board serves the functions that would normally be served by a separately-designated Nominating Committee, and Compensation Committee.

Company has an Audit Committee with a financial expert on the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2021. Following the year end, all of the Form 3s were filed late for incoming management of Etelix.com USA LLC.

Code of Ethics

We do not have a code of ethics but we plan to adopt one this fiscal year.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2020 and 2020.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Leandro Iglesias President, CEO and Director	2020 2021	76,800 174,000	- 419,024	- -	- -	- -	76,800 593,024
Alvaro Quintana Treasury, Secretary and Director	2020 2021	25,100 159,088	- 337,674	- -	- -	- -	25,100 496,762
Juan Carlos López Chief Commercial Officer	2020 2021	28,500 80,000	- 244,050	- -	- -	- -	28,500 324,050

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

Effective on July 1, 2021 and thereafter, all Directors shall be compensated monthly up to 4,000 shares of common stock cash of $1,000 for their service as Directors. The Chairman and Secretary of the Board shall receive an additional $2,000 per month in addition to the Director compensation.

In lieu of the cash compensation set forth above, each Director may elect to receive shares of the Corporation's Common Stock equal to the total cash compensation divided by the average market value of the Company's Common Stock during the last 10 trading days and applying a discount of 25%.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 8, 2022, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Leandro Iglesias	542,932	0.368%
Alvaro Quintana Cardona	1,121,842	0.761%
Juan Carlos Lopez Silva	925,497	0.628%
Raul Perez	8,000	0.005%
Jose Antonio Barreto	8,000	0.005%
Italo Segnini	8,000	0.005%
All Directors and Executive Officers as a Group (6 persons)	2,614,271	1.774%

	Series A Preferred Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (3)
Leandro Iglesias	7,000	70.00%
Alvaro Quintana Cardona	3,000	30.00%
Juan Carlos Lopez Silva	—	—
Raul Perez	—	—
Jose Antonio Barreto	—	—
Italo Segnini	—	—
All Directors and Executive Officers as a Group (6 persons)	10,000	100.00%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 147,357,358 voting shares as of March 8, 2022.

(3) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 10,000 voting shares as of March 8, 2022.

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

Due from related party

During the year ended December 31, 2021, the Company loaned $220,674 to our CEO and applied to due to CEO of $8,004.

During the year ended December 31, 2021, the Company wrote off due from related party of $10,148.

During the year ended December 31, 2020, the Company loaned $20,182 to related parties who are a stockholder and a former director, collected $20,197 and wrote off amounts totaling $43,375.

During the years ended December 31, 2021 and 2020, the Company loaned $220,674 and $18,888 to a related party and collected $226 and $2,088, respectively.

As of December 31, 2021 and 2020, the Company had due from related parties of $424,086 and $221,790, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the years ended December 31, 2021 and 2020, the Company borrowed $0 and $20,182 from CEO and CFO of the Company, and repaid $90,787 and $20,197 to the CEO and CFO, respectively.

During the year ended December 31, 2020, the Company borrowed $20,000 from Francisco Bunt who owns 49% of loT Labs and repaid $20,000.

As of December 31, 2021 and 2020, the Company had amounts due to related parties of $26,613 and $94,616, respectively, which included $0 and $60,000 to Francisco Bunt (Note 4), respectively. The amounts are unsecured, non-interest bearing and due on demand.

Dept to Equity Swap

During the year ended December 31, 2021 the Company recorded a debt-to-equity swap to a related party of $1,647,150 as additional paid in capital.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2020	$39,000	$4,650	$0	$0
2021	$136,297	$29,500	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 2.2	Memorandum of Understanding and Shareholders Agreement dated February 21, 2020(5)
Exhibit 2.3	Memorandum of Understanding and Shareholders Agreement dated February 12, 2020(6)
Exhibit 2.4	Company Purchase Agreement, dated April 1, 2019(11)
Exhibit 3.1	Articles of Incorporation of the Registrant (2)
Exhibit 3.2	Bylaws of the Registrant (2)
Exhibit 3.3	Certificate of Amendment(3)
Exhibit 4.1	Amendment #2 to the Crown Capital Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #2 to the Auctus Fund Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #1 to the Labrys Fund Note dated February 11, 2020(7)
Exhibit 4.3	Amendment #1 to the Apollo Note dated December 23, 2019(8)
Exhibit 4.4	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.5	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.6	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.7	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.8	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.9	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.10	Amendment #1 to the Crown Capital Note dated December 23, 2019(8)
Exhibit 4.11	Amendment #1 to the Auctus Fund Note dated January 1, 2020(8)
Exhibit 4.12	Senior Secured Convertible Promissory Note to Labrys Fund dated December 3, 2019(9)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 10.7	Forbearance Agreement dated December 12, 2019(8)
Exhibit 10.8	Temporary Forbearance Agreement dated December 18, 2019(8)
Exhibit 10.9	Securities Purchase Agreement, dated December 3, 2019(9)
Exhibit 10.10	Employment and Indemnification Agreements with Leandro Iglesias, dated May 2, 2019(10)
Exhibit 10.11	Employment and Indemnification Agreements with Alvaro Quintana, dated May 2, 2019(10)
Exhibit 10.12	Employment and Indemnification Agreements with Juan Carlos Lopez Silva, dated May 2, 2019(10)
Exhibit 31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

Filed herewith**

1.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 28, 2018.
2.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the US Securities and Exchange Commission on August 18, 2011.
3.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.
4.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 30, 2020.
5.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 25, 2020.
6.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 19, 2020.
7.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2020.
8.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 6, 2020.
9.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 11, 2019.
10.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 6, 2019.
11.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 4, 2019.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 15, 2022

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 15, 2022

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 15, 2022

