Form 10-Q
period 2022-03-31
iQSTEL Inc
filed 2022-05-16
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 149,357,358 common shares as of May 16, 2022

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021;
F-2	Consolidated Statements of Operations for the three and nine months ended March 31, 2022 and 2021 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as of March 31, 2022 and 2021.
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

 (Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$4,227,044	$3,334,813
Accounts receivable, net	2,604,334	2,540,515
Due from related parties	399,571	424,086
Prepaid and other current assets	141,122	267,110
Total Current Assets	7,372,071	6,566,524

Property and equipment, net	398,909	409,382
Intangible asset	99,592	99,592
Goodwill	1,537,742	1,537,742
Deferred tax assets	441,315	446,402
TOTAL ASSETS	$9,849,629	$9,059,642

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,521,619	1,474,595
Due to related parties	26,613	26,613
Loans payable - net of discount of $0 and $7,406	99,488	315,450
Loans payable - related parties	236,581	239,308
Other current liabilities	265,314	307,049
Deposit for option	500,000	—
Total Current Liabilities	2,649,615	2,363,015

Loans payable, non-current	108,440	119,295
Employee benefits, non-current	154,652	156,434
TOTAL LIABILITIES	2,912,707	2,638,744

Stockholders' Equity (Deficit)
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 and 21,000 shares issued and outstanding	21	21
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 149,537,358 and 147,477,358 shares issued and outstanding, respectively	149,537	147,477
Additional paid in capital	26,882,061	25,842,982
Accumulated deficit	(19,091,891)	(18,536,921)
Accumulated other comprehensive loss	(36,854)	(36,658)
Equity (Deficit) attributed to stockholders of iQSTEL Inc.	7,902,884	7,416,911
Deficit attributable to noncontrolling interests	(965,962)	(996,013)
Total stockholders' Equity (Deficit)	6,936,922	6,420,898

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,849,629	$9,059,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$19,419,311	$14,197,611
Cost of revenue	18,935,251	13,710,241
Gross profit	484,060	487,370

Operating expenses
General and administration	989,498	1,498,111
Total operating expenses	989,498	1,498,111

Operating loss	(505,438)	(1,010,741)

Other income (expense)
Other income	24,159	25,034
Other expenses	(28,564)	(469)
Interest expense	(14,888)	(630,025)
Change in fair value of derivative liabilities	—	277,575
Loss on settlement of debt	—	(539,863)
Total other expense	(19,293)	(867,748)

Net loss before provision for income taxes	(524,731)	(1,878,489)
Income taxes	—	—
Net loss	(524,731)	(1,878,489)
Less: Net income attributable to noncontrolling interests	30,239	63,902
Net loss attributed to stockholders of iQSTEL Inc.	$(554,970)	$(1,942,391)

Comprehensive income (loss)
Net loss	$(524,731)	$(1,878,489)
Foreign currency adjustment	(384)	107,656
Total comprehensive loss	$(525,115)	$(1,770,833)
Less: Comprehensive income attributable to noncontrolling interests	30,051	116,653
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(555,166)	$(1,887,486)

Basic and diluted loss per common share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding - Basic and diluted	147,539,580	118,489,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three ended March 31, 2022 and 2021

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ Deficit
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$(18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

Common stock issued for cash	—	—	—	—	2,000,000	2,000	998,000	—	—	1,000,000	—	1,000,000
Common stock issued for compensation	—	—	—	—	60,000	60	41,079	—	—	41,139	—	41,139
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(196)	(196)	(188)	(384)
Net income (loss)	—	—	—	—	—	—	—	(554,970)	—	(554,970)	30,239	(524,731)
Balance - March 31, 2022	10,000	$10	21,000	$21	149,537,358	$149,537	$26,882,061	$(19,091,891)	$(36,854)	$7,902,884	$(965,962)	$6,936,922

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ (Equity) Deficit
Balance – December 31, 2020	10,000	$10	—	$—	118,133,432	$118,133	$13,267,261	$(14,699,148)	$(74,831)	$(1,388,575)	$(1,006,461)	$(2,395,036)

Preferred stock issued for conversion of common stock	—	—	21,000	21	(21,000,000)	(21,000)	20,979	—	—	—	—	—
Common stock issued for cash	—	—	—	—	35,862,500	35,863	3,550,387	—	—	3,586,250	—	3,586,250
Common stock issued for service	—	—	—	—	195,000	195	284,505	—	—	284,700	—	284,700
Common stock issued for compensation	—	—	—	—	600,000	600	563,400	—	—	564,000	—	564,000
Common stock issued for forbearance of debt	—	—	—	—	250,000	250	49,675	—	—	49,925	—	49,925
Common stock issued for conversion of debt	—	—	—	—	6,080,632	6,081	416,214	—	—	422,295	—	422,295
Cancellation of common stock	—	—	—	—	(1,294,600)	(1,295)	(88,809)	—	—	(90,104)	—	(90,104)
Resolution of derivative liabilities	—	—	—	—	—	—	708,611	—	—	708,611	—	708,611
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	54,905	54,905	52,751	107,656
Net loss	—	—	—	—	—	—	—	(1,942,391)	—	(1,942,391)	63,902	(1,878,489)
Balance – March 31, 2021	10,000	$10	21,000	$21	138,826,964	$138,827	$18,772,223	$(16,641,539)	$(19,926)	$2,249,616	$(889,808)	$1,359,808

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(524,731)	$(1,878,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	41,139	758,596
Depreciation and amortization	33,547	20,560
Amortization of debt discount	7,407	434,136
Change in fair value of derivative liabilities	—	(277,575)
Loss on settlement of debt	—	539,863
Prepayment and default penalty	—	122,020
Changes in operating assets and liabilities:
Accounts receivable	(87,361)	18,760
Prepaid and other current assets	24,677	(44,842)
Due from related parties	23,316	—
Accounts payable	73,445	(624,349)
Other current liabilities	(39,091)	(110,872)
Net cash used in operating activities	(447,652)	(1,042,192)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary, net of cash acquired	—	(60,000)
Purchase of property and equipment	(24,918)	(18,346)
Net cash used in investing activities	(24,918)	(78,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	400,000
Repayments of loans payable	(232,018)	(309,082)
Repayment of loans payable - related parties	—	(10,587)
Proceeds from common stock issued	1,100,000	3,586,250
Deposit for option	500,000	—
Repayment of convertible notes	—	(250,000)
Net cash provided by financing activities	1,367,982	3,416,581

Effect of exchange rate changes on cash	(3,181)	(16,722)

Net change in cash	892,231	2,279,321
Cash, beginning of period	3,334,813	753,316
Cash, end of period	$4,227,044	$3,032,637

Supplemental cash flow information
Cash paid for interest	$3,333	$111,622
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued for conversion of debt	$—	$422,295
Resolution of derivative liabilities	$—	$708,611
Preferred stock issued for conversion of common stock	$—	$21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2022

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

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Foreign Currency Translation and Re-measurement

The Company translates its foreign operations to the U.S. dollar in accordance with ASC 830, “Foreign Currency Matters”.

The functional currency and reporting currency of the Company, Etelix, QGlobal, Itsbchain, IoT Labs and Global Money One is the U.S. dollar, while the functional currency of SwissLink is the Swiss Franc (“CHF”).

The Company’s subsidiaries, whose functional currency is not the U.S. dollar, translate their records into U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily and past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended March 31, 2022 and 2021, the Company did not record bad debt expense.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the three months ended March 31, 2022 and 2021.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

During the three months ended March 31, 2022, 4 customers represented 86% of our revenues. During the three months ended March 31, 2021, 4 customers represented 86% of our revenues.

Revenue Recognition

The Company recognizes revenue from telecommunication services in accordance with ASC 606, “Revenue from Contracts with Customers.”

The Company recognizes revenue related to monthly usage charges and other recurring charges during the period in which the telecommunication services are rendered, provided that persuasive evidence of a sales arrangement existed, and collection is reasonably assured. Management considers persuasive evidence of a sales arrangement to be a written interconnection agreement. The Company’s payment terms vary by clients.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Telecommunication equipment	$272,567	$258,871
Telecommunication software	625,127	618,125
Other equipment	110,324	108,805
Total property and equipment	1,008,018	985,801
Accumulated depreciation and amortization	(609,109)	(576,419)
Total property and equipment	$398,909	$409,382

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 amounted to $33,547 and $20,560, respectively.

NOTE 5 –LOANS PAYABLE

Loans payable at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,		Interest
	2022	2021	Term	rate
Bridge Loan	$—	$222,222	Note was issued on November 1, 2020 and due on January 30, 2022	18.0%
Martus	99,488	100,634	Note was issued on October 23, 2018 and due on January 3, 2023	5.0%
Swisspeers AG	—	9,605	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Darlene Covid19	108,440	109,690	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	207,928	442,151
Less: Unamortized debt discount	—	(7,406)
Total loans payable	207,928	434,745
Less: Current portion of loans payable	(99,488)	(315,450)
Long-term loans payable	$108,440	$119,295

During the three months ended March 31, 2022 and 2021, the Company borrowed from third parties totaling $0 and $444,444, which includes original issue discount and financing costs of $0 and $44,444 and repaid the principal amount of $232,018 and $309,082, respectively.

During the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $7,481 and $162,459 and recognized amortization of discount, included in interest expense, of $7,407 and $63,666, respectively.

Loans payable to related parties at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,		Interest
	2022	2021	Term	rate
49% of Shareholder of SwissLink	$19,701	$19,929	Note is due on demand	0%
49% of Shareholder of SwissLink	216,880	219,379	Note is due on demand	5%
Total	236,581	239,308
Less: Current portion of loans payable	236,581	239,308
Long-term loans payable	$—	$—

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued liabilities	$49,034	$61,153
Accrued interest	7,922	8,173
Salary payable - management	80,229	92,229
Employee benefits	95,478	105,221
Other current liabilities	32,651	40,273
	$265,314	$307,049

NOTE 7 – STOCKHOLDERS’ EQUITY

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020.

As of March 31, 2022 and December 31, 2021, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of March 31, 2022 and December 31, 2021, 21,000 shares of Series B Preferred Stock were issued and outstanding.

Series C Preferred Stock

On January 7, 2021, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up 200,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock will rank junior to the Series B Preferred Stock, but on par with common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation of the company, as provided in the designation. The holders of shares of Series C Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series C Preferred Stock do not have voting rights but may convert into common stock after twenty four months from the issuance date, at a conversion rate of one thousand (1,000) shares of Common Stock for every one (1) share of Series C Preferred Stock. Upon conversion, the shares are subject to a one-year lrestriction on sales into the market of no more than 5% previous month’s stock liquidity.

The rights of the holders of Series C Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 7, 2021.

As of March 31, 2022 and December 31, 2021, no Series C Preferred Stock was issued or outstanding.

Common Stock

During the three months ended March 31, 2022, the Company issued 2,060,000 shares of common stock, valued at fair market value on issuance as follows;

•	2,000,000 shares issued for cash of $1,000,000
•	60,000 shares for compensation valued at $41,139

As of March 31, 2022 and December 31, 2021, 149,537,358 and 147,477,358 shares of common stock were issued and outstanding, respectively.

Deposit for stock subscription

During the three months ended March 31, 2022, the Company received $500,000 for options to purchase common stock, however, the option agreement was not yet finalized. See Note 11.

NOTE 8 - RELATED PARTY TRANSACTIONS

Due from related parties

As of March 31, 2022 and December 31, 2021, the Company had due from related parties of $399,571 and $424,086. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the three months ended March 31, 2022 and 2021, the Company repaid $0 and $10,587 to certain members of Company management.

As of March 31, 2022 and December 31, 2021, the Company had amounts due to related parties of $26,613.

Employment agreements

During the three months ended March 31, 2022 and 2021, the Company recorded management fees of $135,000 and $135,000, bonus of $0 and $564,000 and paid $147,000 and $143,221, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the three months ended March 31, 2022 and 2021, the Company incurred $20,150 and $6,900, respectively.

NOTE 10 - SEGMENTS

At March 31, 2022, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three months ended March 31, 2022 and 2021:

Three months ended March 31, 2022

	USA	Switzerland	Elimination	Total
Revenues	$18,475,113	1,026,080	$(81,882)	$19,419,311
Cost of revenue	18,193,952	823,181	(81,882)	18,935,251
Gross profit	281,161	202,899	—	484,060

Operating expenses
General and administration	781,300	208,198	—	989,498

Operating (loss)	(500,139)	(5,299)	—	(505,438)

Other (expense) income	(29,841)	10,548	—	(19,293)

Net (loss) income	$(529,980)	$5,249	$—	$(524,731)

Three months Ended March 31, 2021

	USA	Switzerland	Elimination	Total
Revenues	$13,067,010	$1,135,802	$(5,201)	$14,197,611
Cost of revenue	12,706,060	1,009,382	(5,201)	13,710,241
Gross profit	360,950	126,420	—	487,370

Operating expenses
General and administration	1,316,116	181,995	—	1,498,111

Operating income (loss)	(955,166)	(55,575)	—	(1,010,741)

Other income (expense)	(887,871)	20,123	—	(867,748)

Net loss	$(1,843,037)	$(35,452)	$—	$(1,878,489)

Asset Information

The following table shows asset information by geographic segment as of March 31, 2022 and December 31, 2021:

March 31, 2022	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,558,656	$1,034,605	$(221,190)	$7,372,071
Non-current assets	$4,452,262	$609,858	$(2,584,562)	$2,477,558
Liabilities
Current liabilities	$1,328,797	$1,542,009	$(221,191)	$2,649,615
Non-current liabilities	$—	$263,092	$—	$263,092

December 31, 2021	USA	Switzerland	Elimination	Total
Assets
Current assets	$5,783,859	$997,216	$(214,551)	$6,566,524
Non-current assets	$4,468,491	$609,189	$(2,584,562)	$2,493,118
Liabilities
Current liabilities	$1,070,972	$1,506,594	$(214,551)	$2,363,015
Non-current liabilities	$—	$275,729	$—	$275,729

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2022 and through the date that these financials were made available, the Company had the following subsequent events:

On April 21, 2022, we entered into a Purchase Agreement for the purchase of 51% of the membership interests in Smartbiz Telecom LLC, a Florida Corporation which provides telecommunication services, dedicated to VoIP business for wholesale and retail markets. The purchase price for the acquisition shall be $1,800,000 and shall consist of $800,000 in cash and $1,000,000 in our common stock to Seller, which amounts to 2,378,059 shares of common stock.

On April 25, 2022 we entered into a Common Stock Purchase Option Agreement with Apollo Management Group, Inc. to subscribe for and purchase from iQSTEL Inc., four million eight hundred thousand (4,800,000) shares of Common Stock with an exercise price per share of two dollars ($2.00); and an initial exercise date September 30, 2022. The purchase price of this option is five hundred thousand dollars ($500,000).

On May 6, 2022, we entered into a Purchase Company Agreement (Purchase Agreement) with US Acquisitions, LLC, a California limited liability company (Seller) concerning the contemplated sale by Seller and the purchase by us of 51% of the membership interests Seller holds in Whisl Telecom LLC, a Texas limited liability company. Whisl Telecom provides local US termination for Voice through its FCC license of VoIP Service number 832742; and is in the process to obtain a C-Lec FCC License over next 12 months. The Company is one of the premier Intermediate Voice Providers in the USA. It has been a carrier since 2017 with billions of minutes traversing its network. The Company provides its customers with multiple levels of Redundancy, Diversity, and Disaster Recovery for their applications and ability to make changes to underlying carrier configuration in real time. The Company offers a single carrier solution for Voice Global services, and its customers benefit from hundreds of interconnection agreements that the Company has cultivated since its inception. Pursuant to the Purchase Agreement, the closing of the purchase of the 51% membership interests shall be no later than May 13, 2022. The purchase price for the acquisition shall be $1,800,000 and shall consist of $1,250,000 in cash and $550,000 in our restricted common stock to Seller.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2022 was $19,419,311, compared with $14,197,611 for the three months ended March 31, 2021. These numbers reflect an increase of 36.78% quarter over quarter on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

Subsidiary	Revenue Three Months Ended March 31, 2022	Revenue Three Months Ended March 31, 2021
Etelix.com USA, LLC	$5,914,300	$3,560,386
SwissLink Carrier AG	1,026,080	1,135,802
QGlobal LLC	109,196	250,014
IoT Labs LLC	12,369,735	9,251,409
	$19,419,311	$14,197,611

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2022 increased to $18,935,251, compared with $13,710,241 for the three months ended March 31, 2021.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

Subsidiary	Cost of Revenue Three Months Ended March 31, 2022	Cost of Revenue Three Months Ended March 31, 2021
Etelix.com USA, LLC	$5,804,495	$3,435,200
SwissLink Carrier AG	823,181	1,009,382
QGlobal LLC	89,998	203,194
IoT Labs LLC	12,217,577	9,062,465
	$18,935,251	$13,710,241

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

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, was $484,060 for the three months ended March 31, 2022 compared to $487,370 for the three months ended March 31, 2021.

Operating Expenses

Operating expenses decreased to $989,498 for the three months ended March 31, 2022 from $1,498,111 for the three months ended March 31, 2021. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2022	2021
Salaries, Wages and Benefits	$325,628	$284,530
Technology	45,160	60,025
Professional Fees	323,315	92,495
Legal & Regulatory	10,699	24,359
Travel & Events	7,561	1,268
Public Cost	9,556	14,406
Advertising	76,878	151,000
Bank Services and Fees	29,457	26,657
Depreciation and Amortization	33,547	20,560
Office, Facility and Other	86,558	64,215

Sub Total	948,359	739,515

Stock-based compensation	41,139	758,596
Total Operating Expense	$989,498	$1,498,111

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2022 compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Difference
iQSTEL	537,032	1,173,777	-636,745
Etelix	103,292	91,031	12,261
SwissLink	208,197	181,995	26,202
ItsBchain	254	252	2
QGlobal	28,137	27,976	161
IoT Labs	59,158	23,080	36,078
Global Money One	53,428	—	53,428
	989,498	1,498,111	-508,613

The most significant differences are: (1) the decrease in the Stock-based compensation of $717,457; (2) the increases in Salaries of $41,098 due to sales commissions and new personnel; and (3) the increase in Professional Fees of $230,820 that includes the Audit and Accounting and other consulting fees.

Operating Income

The Company showed negative Operating Income for the three months ended March 31, 2022 of $505,438 compared with a negative result of $1,010,741 for the three months ended March 31, 2022.

Even though the Company showed a negative Operating Income, the number shows a trend of significant improvement year over year,

Other Expenses/Other Income

We had other expenses of $19,293 for the three months ended March 31, 2022, as compared with other expenses of $867,748 for the same period ended 2021. The decrease in other expenses is largely due to the absence of derivative liabilities in 2022 and the decrease of interest expenses of $615,137 for the three months ended March 31, 2022 compared to the same period ended 2021.

Net Loss

We finished the three months ended March 31, 2022 with a net loss attributed to shareholders of iQSTEL Inc. of $554,970, as compared to a loss of $1,942,391 during the three months ended March 31, 2021. When comparing the results year over year, these numbers show a significant improvement, as the fundamentals of the Company are getting stronger quarter after quarter leading to our goal of generating positive net income.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $7,372,071 and current liabilities of $2,649,615, resulting in a positive working capital of $4,722,456 and a current ratio of approximately 2.78 to 1. This compares with the working capital of $4,203,509 at December 31, 2021.

Our operating activities used $447,652 in the three months ended March 31, 2022 as compared with $1,042,192 used in operating activities in the three months ended March 31, 2021. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Our negative operating cash flows in 2022 and 2021 is largely the result of our net loss for the periods.

Investing activities used $24,918 for the three months ended March 31, 2022 compared with $78,346 for the three months ended March 31, 2021. Uses of funds on investing activities in 2022 were the acquisition of property and equipment.

Financing activities provided $1,367,982 in the three months ended March 31, 2022 compared with $3,416,581 provided in the three months ended March 31, 2021. Our positive financing cash flow in 2022 was largely the result of the net proceeds from the subscription of new common stocks under our Regulation A offering $1,100,000.

Our current financial condition has improved significantly since 2018. However, we intend to fund operations through increased sales and debt and/or equity financing arrangements, to strengthen our liquidity and capital resources. The Company has received the qualification of an Offering Statement under Regulation A for the sale of up to 80,000,000 common stocks. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2022.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off-balance sheet arrangements.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operation, financial position, or cash flow.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2022. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended March 31, 2022, the Company issued 2,000,000 shares of common stock, valued at fair market value on issuance as follows;

•	2,000,000 shares issued for cash of $1,000,000
•	60,000 shares for compensation valued at $41,139

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 16, 2022 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

