Form 10-Q
period 2022-06-30
iQSTEL Inc
filed 2022-08-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 151,530,378 common shares as of August 15, 2022

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as of June 30, 2022; and 2021.
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

 (Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,645,937	$3,334,813
Accounts receivable, net	4,303,010	2,540,515
Due from related parties	375,955	424,086
Prepaid and other current assets	493,539	267,110
Total Current Assets	6,818,441	6,566,524

Property and equipment, net	386,707	409,382
Intangible asset	99,592	99,592
Goodwill	5,172,146	1,537,742
Deferred tax assets	426,664	446,402
TOTAL ASSETS	$12,903,550	$9,059,642

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	2,517,086	1,474,595
Due to related parties	26,613	26,613
Loans payable - net of discount of $0 and $7,406	96,185	315,450
Loans payable - related parties	228,727	239,308
Other current liabilities	658,131	307,049
Stock payable	80,674	—
Total Current Liabilities	3,607,416	2,363,015

Loans payable, non-current	104,840	119,295
Employee benefits, non-current	149,518	156,434
TOTAL LIABILITIES	3,861,774	2,638,744

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 shares issued and outstanding	21	21
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 151,559,011 and 147,477,358 shares issued and outstanding, respectively	151,559	147,477
Additional paid in capital	29,304,429	25,842,982
Accumulated deficit	(19,443,071)	(18,536,921)
Accumulated other comprehensive loss	(37,376)	(36,658)
Equity attributed to stockholders of iQSTEL Inc.	9,975,572	7,416,911
Deficit attributable to noncontrolling interests	(933,796)	(996,013)
Total Stockholders' Equity	9,041,776	6,420,898

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,903,550	$9,059,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$23,699,716	$16,128,367	$43,119,027	$30,325,978
Cost of revenue	22,853,442	16,083,802	41,788,693	29,794,043
Gross profit	846,274	44,565	1,330,334	531,935

Operating expenses
General and administration	1,144,452	1,209,167	2,133,950	2,707,278
Total operating expenses	1,144,452	1,209,167	2,133,950	2,707,278

Operating loss	(298,178)	(1,164,602)	(803,616)	(2,175,343)

Other income (expense)
Other income	6,432	4,145	(4,628)	29,179
Other expenses	10,125	(427)	16,780	(896)
Interest expense	(3,836)	(12,062)	(18,724)	(642,087)
Change in fair value of derivative liabilities	—	39,505	—	317,080
Gain (loss) on settlement of debt	—	11,069	—	(528,794)
Total other income (expense)	12,721	42,230	(6,572)	(825,518)

Net loss before provision for income taxes	(285,457)	(1,122,372)	(810,188)	(3,000,861)
Income taxes	—	—	—	—
Net loss	(285,457)	(1,122,372)	(810,188)	(3,000,861)
Less: Net income (loss) attributable to noncontrolling interests	65,723	(134,996)	95,962	(71,094)
Net loss attributed to stockholders of iQSTEL Inc.	$(351,180)	$(987,376)	$(906,150)	$(2,929,767)

Comprehensive income (loss)
Net loss	$(285,457)	$(1,122,372)	$(810,188)	$(3,000,861)
Foreign currency adjustment	(1,023)	(56,664)	(1,407)	50,992
Total comprehensive loss	(286,480)	$(1,179,036)	$(811,595)	$(2,949,869)
Less: Comprehensive income (loss) attributable to noncontrolling interests	65,222	(162,761)	95,273	(46,108)
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(351,702)	$(1,016,275)	$(906,868)	$(2,903,761)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - Basic and diluted	150,835,665	139,078,656	149,196,728	128,840,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2022 and 2021

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ Deficit
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$(18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

Common stock issued for cash	—	—	—	—	2,000,000	2,000	998,000	—	—	1,000,000	—	1,000,000
Common stock issued for compensation	—	—	—	—	60,000	60	41,079	—	—	41,139	—	41,139
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(196)	(196)	(188)	(3840
Net income (loss)	—	—	—	—	—	—	—	(554,970)	—	(554,970)	30,239	(524,731)
Balance - March 31, 2022	10,000	$10	21,000	$21	149,537,358	$149,537	$26,882,061	$(19,091,891)	$(36,854)	$7,902,884	$(965,962)	$6,936,922

Common stock issued for compensation	—	—	—	—	60,000	60	30,430	—	—	30,490	—	30,490
Common stock issued and to be issued for acquisition of subsidiaries	—	—	—	—	1,461,653	1,462	1,548,538	—	—	1,550,000	(33,056)	1,516,944
Common stock issued for asset acquisition	—	—	—	—	500,000	500	324,500	—	—	325,000	—	325,000
Common stock payable	—	—	—	—	—	—	18,900	—	—	18,900	—	18,900
Issuance of common stock purchase option	—	—	—	—	—	—	500,000	—	—	500,000	—	500,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(522)	(522)	(501)	(1,023)
Net income (loss)	—	—	—	—	—	—	—	(351,180)	—	(351,180)	65,723	(285,457)
Balance - June 30, 2022	10,000	$10	21,000	$21	151,559,011	$151,559	$29,304,429	$(19,443,071)	$(37,376)	$9,975,572	$(933,796)	$9,041,776

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Shareholders’ Deficit
Balance - December 31, 2020	10,000	$10	—	$—	118,133,432	$118,133	$13,267,261	$(14,699,148)	$(74,831)	$(1,388,575)	$(1,006,461)	$(2,395,036)

Preferred stock issued for conversion of common stock	—	—	21,000	21	(21,000,000)	(21,000)	20,979	—	—	—	—	—
Common stock issued for cash	—	—	—	—	35,862,500	35,863	3,550,387	—	—	3,586,250	—	3,586,250
Common stock issued for service	—	—	—	—	195,000	195	284,505	—	—	284,700	—	284,700
Common stock issued for compensation	—	—	—	—	600,000	600	563,400	—	—	564,000	—	564,000
Common stock issued for forbearance of debt	—	—	—	—	250,000	250	49,675	—	—	49,925	—	49,925
Common stock issued for conversion of debt	—	—	—	—	6,080,632	6,081	416,214	—	—	422,295	—	422,295
Cancellation of common stock	—	—	—	—	(1,294,600)	(1,295)	(88,809)	—	—	(90,104)	—	(90,104)
Resolution of derivative liabilities	—	—	—	—	—	—	708,611	—	—	708,611	—	708,611
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	54,905	54,905	52,751	107,656
Net loss	—	—	—	—	—	—	—	(1,942,391)	—	(1,942,391)	63,902	(1,878,489)
Balance - March 31, 2021	10,000	$10	21,000	$21	138,826,964	$138,827	$18,772,223	$(16,641,539)	$(19,926)	$2,249,616	$(889,808)	$1,359,808

Common stock issued for compensation	—	—	—	—	600,000	600	411,600	—	—	412,200	—	412,200
Common stock issued for settlement of debt	—	—	—	—	2,230,394	2,230	2,054,300	—	—	2,056,530	—	2,056,530
Debt forgiveness	—	—	—	—	—	—	807,103	—	—	807,103	—	807,103
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(28,899)	(28,899)	(27,765)	(56,664)
Net loss	—	—	—	—	—	—	—	(987,376)	—	(987,376)	(134,996)	(1,122,372)
Balance - June 30, 2021	10,000	$10	21,000	$21	141,657,358	$141,657	$22,045,226	$(17,628,915)	$(48,825)	$4,509,174	$(1,052,569)	$3,456,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(810,188)	$(3,000,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	90,529	1,170,796
Depreciation and amortization	62,371	42,421
Amortization of debt discount	7,407	435,956
Change in fair value of derivative liabilities	—	(317,080)
Loss on settlement of debt	—	528,794
Prepayment and Default penalty	—	122,020
Changes in operating assets and liabilities:
Accounts receivable	(910,284)	(784,128)
Prepaid and other current assets	(6,977)	(130,278)
Due from related party	47,832	—
Accounts payable	49,794	(31,917)
Other current liabilities	34,224	(129,121)
Net cash used in operating activities	(1,435,292)	(2,093,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net	(1,564,132)	(60,000)
Purchase of property and equipment	(47,223)	(68,844)
Payment of loan receivable - related party	(1,000)	(24,220)
Collection of amounts due from related parties	100	200
Net cash used in investing activities	(1,612,255)	(152,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	400,000
Repayments of loans payable	(232,018)	(321,609)
Repayment of loans payable - related parties	—	(60,787)
Proceeds from common stock issued	1,100,000	3,586,250
Proceed from issuance of common stock purchase option	500,000	—
Repayment of convertible notes	—	(250,000)
Net cash provided by financing activities	1,367,982	3,353,854

Effect of exchange rate changes on cash	(9,311)	(11,438)

Net change in cash	(1,688,876)	1,096,154
Cash, beginning of period	3,334,813	753,316
Cash, end of period	$1,645,937	$1,849,470

Supplemental cash flow information
Cash paid for interest	$3,333	$117,198
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued for asset acquisition	$325,000	$—
Cmmon stock issued and to be issued for acquisition of suobsidiaries	$1,550,000	$—
Common stock issued for conversion of debt	$—	$422,295
Resolution of derivative liabilities	$—	$708,611
Related party debt forgiveness	$—	$807,103
Common stock issued for settlement of debt	$—	$2,056,530
Preferred stock issued for conversion of common stock	$—	$21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2022

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

Acquisitions

On May 13, 2022, we entered into a Company Acquisition Agreement regarding the acquisition of 51% of the shares in Whisl telecom LLC (“Whisl”).

On June 1, 2022, we entered into a Company Acquisition Agreement regarding the acquisition of 51% of the shares in Smartbiz Telecom LLC (“Smartbiz”).

Both acquisitions are detailed in Note 4.

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

In the opinion of the Company’s management, the accompanying unaudited interim financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC (“Etelix”), SwissLink Carrier AG (“Swisslink”), ITSBCHAIN, LLC (“ItsBchain”), QGLOBAL SMS, LLC (“QGlobal”), IoT Labs, LLC (“IoT Labs”), Global Money One Inc (“Global Money One”), Whisl telecom LLC and Smartbiz Telecom LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The functional currency and reporting currency of the Company, Etelix, QGlobal, Itsbchain, IoT Labs, Global Money One, Whisl, and Smartbiz is the U.S. dollar, while the functional currency of SwissLink is the Swiss Franc (“CHF”).

SwissLink translates their records into the U.S. dollar as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date
•	Equities at historical rate
•	Revenue and expense items at the average rate of exchange prevailing during the period

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily and past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the six months ended June 30, 2022 and 2021, the Company did not record bad debt expense.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were no potentially dilutive shares of common stock outstanding for the six months ended June 30, 2022 and 2021.

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

During the six months ended June 30, 2022, 8 customers represented 87% of our revenues. During the six months ended June 30, 2021, 5 customers represented 87% of our revenues.

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

NOTE 4 – ACQUISITIONS

On May 13, 2022, we entered into a Company Acquisition Agreement (Purchase Agreement) with US Acquisitions, LLC, a California limited liability company (Seller) concerning the contemplated sale by Seller and the purchase by us of 51% of the membership interests Seller holds in Whisl, a Texas limited liability company. Whisl provides local US termination for Voice through its FCC license of VoIP Service number 832742; and is in the process to obtain a C-Lec FCC License over next 12 months. The Company is one of the premier Intermediate Voice Providers in the USA. It has been a carrier since 2017 with billions of minutes traversing its network. The Company provides its customers with multiple levels of Redundancy, Diversity, and Disaster Recovery for their applications and ability to make changes to underlying carrier configuration in real time. The Company offers a single carrier solution for Voice Global services, and its customers benefit from hundreds of interconnection agreements that the Company has cultivated since its inception. Pursuant to the Purchase Agreement, the closing of the purchase of the 51% membership interests was $1,800,000, which consisted of $1,250,000 in cash and $550,000 in our restricted common stock to Seller, which amounts to 1,461,653 shares of common stock.

On June 1, 2022, we entered into a Purchase Agreement for the purchase of 51% of the membership interests in Smartbiz, a Florida Corporation which provides telecommunication services, dedicated to VoIP business for wholesale and retail markets. The purchase price for the acquisition was $1,800,000, which  consisted of $800,000 in cash and $1,000,000 in our common stock to the seller, which amounts to 2,850,330 shares of common stock.

Smartbiz and Whisl have been included in our consolidated results of operations since the acquisition dates.

The following table summarizes the fair value of the consideration paid by the Company:

Whisl

May 13,
Fair Value of Consideration:	2022
Cash	$1,000,000
Payable to seller	250,000
1,461,653 shares of common stock	550,000
Total Purchase Price	$1,800,000

Smartbiz

June 1,
Fair Value of Consideration:	2022
Cash	$725,000
Payable to seller	75,000
2,850,330 shares of common stock	1,000,000
Total Purchase Price	$1,800,000

The following table summarizes the identifiable assets acquired and liabilities assumed upon acquisition of Smartbiz and Whisl and the calculation of goodwill:

Whisl

Total purchase price	$1,800,000
Cash	141,113
Accounts receivable	109,762
Total identifiable assets	250,875

Accounts payable	(241,426)
Other current liabilities	(2,075)
Total liabilities assumed	(243,501)
Net assets	7,374

Non-controlling interest	3,613
Total net assets	3,761
Goodwill	$1,796,239

Smartbiz

Total purchase price	$1,800,000
Cash	19,755
Accounts receivable	789,515
Total identifiable assets	809,270

Accounts payable	(807,265)
Other current liabilities	(76,839)
Total liabilities assumed	(884,104)
Net assets	(74,834)

Non-controlling interest	(36,669)
Total net assets	(38,165)
Goodwill	$1,838,165

Unaudited combined proforma results of operations for the six months ended June 30, 2022 and 2021 as though the Company acquired Smartbiz and Whisl on January 1, 2020, are set forth below:

	Six Months Ended
	June 30,
	2022	2021
Revenues	$47,228,496	$38,791,210
Cost of revenues	46,061,883	37,528,152
Gross profit	1,166,613	1,263,058

Operating expenses	3,066,379	3,327,710
Operating loss	(1,899,766)	(2,064,652)

Other expense	(6,572)	(825,518)

Net Loss	$(1,906,338)	$(2,890,170)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Telecommunication equipment	$290,660	$258,871
Telecommunication software	593,497	618,125
Other equipment	98,085	108,805
Total property and equipment	982,242	985,801
Accumulated depreciation and amortization	(595,535)	(576,419)
Total property and equipment	$386,707	$409,382

Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 amounted to $62,371 and $42,421, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021	Term	Interest rate
Bridge Loan	$—	$222,222	Note was issued on November 1, 2020 and due on January 30, 2022	18.0%
Martus	96,185	100,634	Note was issued on October 23, 2018 and due on January 3, 2023	5.0%
Swisspeers AG	—	9,605	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Darlene Covid19	104,840	109,690	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	201,025	442,151
Less: Unamortized debt discount	—	(7,406)
Total loans payable	201,025	434,745
Less: Current portion of loans payable	(96,185)	(315,450)
Long-term loans payable	$104,840	$119,295

During the six months ended June 30, 2022 and 2021, the Company borrowed from third parties totaling $0 and $444,444, which includes original issue discount and financing costs of $0 and $44,444 and repaid the principal amount of $232,018 and $321,609, respectively.

During the six months ended June 30, 2022 and 2021, the Company recorded interest expense of $18,724 and $172,701 and recognized amortization of discount, included in interest expense, of $7,407 and $63,666, respectively. In 2021, the Company recorded interest expense from convertible notes of $33,430 and recognized amortization of discount, included in interest expense, of $372,290.

Loans payable to related parties at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021	Term	Interest rate
49% of Shareholder of SwissLink	$19,047	$19,929	Note is due on demand	0%
49% of Shareholder of SwissLink	209,680	219,379	Note is due on demand	5%
Total	228,727	239,308
Less: Current portion of loans payable	228,727	239,308
Long-term loans payable	$—	$—

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued liabilities	$40,929	$61,153
Payable for acquisition of subsidiaries	325,000	—
Accrued interest	—	8,173
Salary payable - management	80,730	92,229
Salary payable	2,799	—
Employee benefits	106,516	105,221
Other current liabilities	102,157	40,273
	$658,131	$307,049

NOTE 8 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2022 and December 31, 2021, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of June 30, 2022 and December 31, 2021, 21,000 shares of Series B Preferred Stock were issued and outstanding.

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

As of June 30, 2022 and December 31, 2021, no Series C Preferred Stock was issued or outstanding.

Common Stock

During the six months ended June 30, 2022, the Company issued 4,081,653 shares of common stock, valued at fair market value on issuance as follows;

•	2,000,000 shares issued for cash of $1,000,000
•	120,000 shares for compensation to our directors valued at $71,629
•	1,461,653 shares for acquisition of Whisl valued at $550,000
•	500,000 shares for asset acquisition valued at $325,000

As of June 30, 2022 and December 31, 2021, 151,559,011 and 147,477,358 shares of common stock were issued and outstanding, respectively.

Common Stock Purchase Option

On April 25, 2022, we entered into a Common Stock Purchase Option Agreement with Apollo Management Group, Inc. to subscribe for and purchase from the Company, 4,800,000 shares of Common Stock with an exercise price per share of $2.00; and an initial exercise date September 30, 2022. The purchase price of this option is $500,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related parties

During the six months ended June 30, 2022 and 2021, the Company advanced $1,000 and $24,220 to related parties and collected $100 and $200, respectively.

As of June 30, 2022 and December 31, 2021, the Company had due from related parties of $375,955 and $424,086. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the six months ended June 30, 2022 and 2021, the Company repaid $0 and $60,787 to certain members of Company management.

As of June 30, 2022 and December 31, 2021, the Company had amounts due to related parties of $26,613.

Employment agreements

During the six months ended June 30, 2022 and 2021, the Company recorded management fees of $270,000 and $270,000, bonus of $0 and $976,200 and paid $281,000 and $301,300, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the six months ended June 30, 2022 and 2021, the Company incurred $38,645 and $24,223, respectively.

NOTE 11 - SEGMENTS

At June 30, 2022, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and six months ended June 30, 2022 and 2021:

Three months ended June 30, 2022

	USA	Switzerland	Elimination	Total
Revenues	$23,059,647	1,236,823	$(596,754)	$23,699,716
Cost of revenue	22,418,046	1,032,150	(596,754)	22,853,442
Gross profit	641,601	204,673	—	846,274

Operating expenses
General and administration	921,793	222,659	—	1,144,452

Operating loss	(280,192)	(17,986)	—	(298,178)

Other income (expense)	13,314	(593)	—	12,721

Net loss	$(266,878)	$(18,579)	$—	$(285,457)

Three months Ended June 30, 2021

	USA	Switzerland	Elimination	Total
Revenues	$14,990,382	1,149,183	$(11,198)	$16,128,367
Cost of revenue	15,074,899	1,020,101	(11,198)	16,083,802
Gross profit	(84,517)	129,082	—	44,565

Operating expenses
General and administration	1,022,625	186,542	—	1,209,167

Operating loss	(1,107,142)	(57,460)	—	(1,164,602)

Other income (expense)	47,030	(4,800)	—	42,230

Net loss	$(1,060,112)	$(62,260)	$—	$(1,122,372)

Six months ended June 30, 2022

	USA	Switzerland	Elimination	Total
Revenues	$41,534,760	2,262,903	$(678,636)	$43,119,027
Cost of revenue	40,611,998	1,855,331	(678,636)	41,788,693
Gross profit	922,762	407,572	—	1,330,334

Operating expenses
General and administration	1,703,093	430,857	—	2,133,950

Operating loss	(780,331)	(23,285)	—	(803,616)

Other income (expense)	(16,527)	9,955	—	(6,572)

Net loss	$(796,858)	$(13,330)	$—	$(810,188)

Six months Ended June 30, 2021

	USA	Switzerland	Elimination	Total
Revenues	$28,057,392	2,284,985	$(16,399)	$30,325,978
Cost of revenue	27,780,959	2,029,483	(16,399)	29,794,043
Gross profit	276,433	255,502	—	531,935

Operating expenses
General and administration	2,338,741	368,537	—	2,707,278

Operating loss	(2,062,308)	(113,035)	—	(2,175,343)

Other income (expense)	(840,841)	15,323	—	(825,518)

Net loss	$(2,903,149)	$(97,712)	$—	$(3,000,861)

Asset Information

The following table shows asset information by geographic segment as of June 30, 2022 and December 31, 2021:

June 30, 2022	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,117,363	$923,941	$(222,863)	$6,818,441
Non-current assets	$11,673,710	$595,961	$(6,184,562)	$6,085,109
Liabilities
Current liabilities	$2,384,494	$1,445,785	$(222,863)	$3,607,416
Non-current liabilities	$—	$254,358	$—	$254,358

December 31, 2021	USA	Switzerland	Elimination	Total
Assets
Current assets	$5,783,859	$997,216	$(214,551)	$6,566,524
Non-current assets	$4,468,491	$609,189	$(2,584,562)	$2,493,118
Liabilities
Current liabilities	$1,070,972	$1,506,594	$(214,551)	$2,363,015
Non-current liabilities	$—	$275,729	$—	$275,729

NOTE 12 – SUBSEQUENT EVENTS

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

Overview

iQSTEL Inc. (the “Company”) (OTCQB: IQST) (www.iqstel.com) is a technology company offering a wide array of services to global telecommunications and technology industries with presence in 13 countries.

The Company has an extensive portfolio of products and services for its clients such as: SMS, VoIP, 4G & 5G international infrastructure connectivity, Cloud-PBX, OmniChannel Marketing, IoT services, blockchain and payment solutions.

The company operates its business through its wholly-owned subsidiary Etelix.com USA, LLC (“Etelix”) (www.etelix.com); and its majority-owned subsidiaries SwissLink Carrier AG (www.swisslink-carrier.com), QGlobal SMA (www.qglobalsms.com/), Smart Gas (www.iotsmartgas.com/) and ItsBChain (www.itsbchain.com/), Smartbiz Telecom (www.smartbiztel.com) and Whisl Telecom (www.whisl.com).

The information contained on our websites is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2022 was $23,699,716, compared with $16,128,367 for the three months ended June 30, 2021. These numbers reflect an increase of 46.94% quarter over quarter on our consolidated revenues. Our total revenue reported for the six months ended June 30, 2022 was $43,119,027, compared with $30,325,978 for the six months ended June 30, 2021; an increase of 42.19%.

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

Subsidiary	Revenue Six Months Ended June 30, 2022	Revenue Six Months Ended June 30, 2021
Etelix.com USA, LLC	$11,957,291	$7,481,915
SwissLink Carrier AG	2,262,903	2,284,985
QGlobal LLC	155,635	502,431
IoT Labs LLC	26,763,540	20,056,647
Smartbiz Telecom	921,410	—
Whisl Telecom	1,058,248	—
	$43,119,027	$30,325,978

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended June 30, 2022 increased to $22,853,442, compared with $16,083,802 for the three months ended June 30, 2021. Our total cost of revenues for the six months ended June 30, 2022 increased to $41,788,693, compared with $29,794,043 for the six months ended June 30, 2021.

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

Subsidiary	Cost of Revenue Six Months Ended June 30, 2022	Cost of Revenue Six Months Ended June 30, 2021
Etelix.com USA, LLC	$11,626,271	$7,338,609
SwissLink Carrier AG	1,855,331	2,029,483
QGlobal LLC	122,471	419,810
IoT Labs LLC	26,521,536	20,006,141
Smartbiz Telecom	831,419	—
Whisl Telecom	831,665	—
	$41,788,693	$29,794,043

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

Gross Margin

The Consolidated Gross Margin for the six months ended June 30, 2022 was 3.09%, which compared to 1.75% for the six months ended June 30, 2021 represents an increase in our consolidated Gross Margin of 76.57%.

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

Subsidiary	Gross Margin Six Months Ended June 30, 2022		Gross Margin Six Months Ended June 30, 2021
Etelix.com USA, LLC	%	2.77%	1.92
SwissLink Carrier AG		18.01	11.18
QGlobal LLC		21.31	16.44
IoT Labs LLC		0.90	0.25
Smartbiz Telecom		9.77	—
Whisl Telecom		21.41	—
	%	3.09%	1.75

Operating Expenses

Operating expenses decreased to $1,144,452 for the three months ended June 30, 2022 from $1,209,167 for the three months ended June 30, 2021. Operating expenses decreased to $2,133,950 for the six months ended June 30, 2022 from $2,707,278 for the six months ended June 30, 2021. The detail by major category for the six months ended June 30, 2022 and 2021 is reflected in the table below.

	Six Months Ended June 30,
	2022	2021
Salaries, Wages and Benefits	$828,764	$560,618
Technology	101,036	216,428
Professional Fees	349,842	232,216
Legal & Regulatory	43,116	50,627
Travel & Events	29,831	5,430
Public Cost	16,832	24,331
Advertising	373,600	487,825
Bank Services and Fees	91,961	58,309
Depreciation and Amortization	62,371	42,421
Office, Facility and Other	164,967	142,977

Sub Total	2,062,320	1,821,182

Stock-based compensation	71,630	886,096
Total Operating Expense	$2,133,950	$2,707,278

The main reasons for the overall decrease in operating expenses for the six months ended June 30, 2022 compared to the same period of 2021 is due to the a significant reduction in Stock-based compensation.

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2022 compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Difference
iQSTEL	$1,039,299	$1,993,964	$(954,665)
Etelix	193,587	162,674	30,913
Swisslink	430,856	368,537	62,319
ItsBchain	453	1,450	(997)
QGlobal	73,935	56,138	17,797
IoT Labs	119,919	70,142	49,777
Global Money One	84,777	54,373	30,404
Smartbiz Telecom	55,873	—	55,873
Whisl Telecom	135,251	—	135,251
	$2,133,950	$2,707,278	$(573,328)

Operating Income

The Company showed negative Operating Income for the three months ended June 30, 2022 of $298,178 compared with a negative result of $1,164,602 for the three months ended June 30, 2021.

The Company showed negative Operating Income for the six months ended June 30, 2022 of $803,616 compared with a negative result of $2,175,343 for the six months ended June 30, 2021.

The decrease of the numbers for the six month period above is primarily due to a reduction in the costs associated with the operation of the public entity (iQSTEL, Inc.) that decreased by $954,665 year over year.

Other Expenses/Other Income

We had other income of $12,721 for the three months ended June 30, 2022, as compared with other income of $42,230 for the same period ended 2021. We had other expenses of $6,572 for the six months ended June 30, 2022, as compared with other expenses of $825,518 for the same period ended 2021. The decrease in other expenses is mainly due to the reduction in interest expense.

Net Loss

We finished the three months ended June 30, 2022 with a loss of $285,457, as compared to a loss of $1,122,372 during the three months ended June 30, 2021. We finished the six months ended June 30, 2022 with a loss of $810,188, as compared to a loss of $3,000,861 during the six months ended June 30, 2021. When comparing the results year over year, these numbers show a significant improvement, as the fundamentals of the Company are getting stronger quarter after quarter leading to our goal of generating positive net income.

Liquidity and Capital Resources

As of June 30, 2022, we had total current assets of $6,818,441 and current liabilities of $3,607,416, resulting in a positive working capital of $3,211,025. This compares with the working capital of $4,203,509 at December 31, 2021. This decrease in working capital, as discussed in more detail below, is primarily the result of the cash used in the acquisition of subsidiaries.

Our operating activities used $1,435,292 in the six months ended June 30, 2022 as compared with $2,093,398 used in operating activities in the six months ended June 30, 2021.

Investing activities used $1,612,255 for the six months ended June 30, 2021. Uses of funds in investing activities consisted primarily of the acquisition of subsidiaries for $1,564,132 and purchases of property and equipment for $47,223.

Financing activities provided $1,367,982 in the six months ended June 30, 2022 compared with $3,353,854 provided in the six months ended June 30, 2021. Our positive financing cash flow in 2022 was largely the result of the proceeds from the subscription of new common stocks under our Regulation A offering of $1,100,000.

Our current financial condition has improved significantly with a positive working capital and a cash position as of June 30, 2022 that represents 4.69 times the loss recognized during the three-month period then ended. However, we intend to fund operations through increased sales and debt and/or equity financing arrangements, to strengthen our liquidity and capital resources. The Company has received the qualification of an Offering Statement under Regulation A for the sale of up to 80,000,000 common stocks of which are available 12,500,000. This offering has been conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold from the available shares. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2022.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2022; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of June 30, 2022, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2022. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the six months ended June 30, 2022, the Company issued 4,081,653 shares of common stock, valued at fair market value on issuance as follows;

•	2,000,000 shares issued for cash of $1,000,000
•	120,000 shares for compensation to our directors valued at $71,629
•	1,461,653 shares for acquisition of Whisl valued at $550,000
•	500,000 shares for asset acquisition valued at $325,000

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 15, 2022 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

