Form 10-Q
period 2022-09-30
iQSTEL Inc
filed 2022-11-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 155,320,975 common shares as of November 14, 2022

2

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as of September 30, 2022; and 2021.
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

 (Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,294,981	$3,334,813
Accounts receivable, net	3,922,778	2,540,515
Inventory	26,124	—
Due from related parties	351,139	424,086
Prepaid and other current assets	546,160	267,110
Total Current Assets	6,141,182	6,566,524

Property and equipment, net	391,762	409,382
Intangible asset	99,592	99,592
Goodwill	5,172,146	1,537,742
Deferred tax assets	413,438	446,402
TOTAL ASSETS	$12,218,120	$9,059,642

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	1,913,304	1,474,595
Due to related parties	26,613	26,613
Loans payable - net of discount of $0 and $7,406	93,204	315,450
Loans payable - related parties	221,637	239,308
Other current liabilities	515,223	307,049
Total Current Liabilities	2,769,981	2,363,015

Loans payable, non-current	101,590	119,295
Employee benefits, non-current	144,883	156,434
TOTAL LIABILITIES	3,016,454	2,638,744

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 shares issued and outstanding	21	21
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 151,830,378 and 147,477,358 shares issued and outstanding, respectively	151,830	147,477
Additional paid in capital	29,437,832	25,842,982
Accumulated deficit	(19,511,934)	(18,536,921)
Accumulated other comprehensive loss	(37,935)	(36,658)
Equity attributed to stockholders of iQSTEL Inc.	10,039,824	7,416,911
Deficit attributable to noncontrolling interests	(838,158)	(996,013)
Total Stockholders' Equity	9,201,666	6,420,898
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,218,120	$9,059,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$21,936,634	$16,516,739	$65,055,661	$46,842,717
Cost of revenue	20,621,674	15,675,687	62,410,367	45,469,730
Gross profit	1,314,960	841,052	2,645,294	1,372,987

Operating expenses
General and administration	1,256,147	957,195	3,390,097	3,664,473
Total operating expenses	1,256,147	957,195	3,390,097	3,664,473

Operating income (loss)	58,813	(116,143)	(744,803)	(2,291,486)

Other income (expense)
Other income	43,219	11,252	38,591	40,431
Other expenses	(71,027)	475	(54,247)	(421)
Interest expense	(3,693)	(6,802)	(22,417)	(648,889)
Change in fair value of derivative liabilities	—	—	—	317,080
Loss on settlement of debt	—	—	—	(528,794)
Total other income (expense)	(31,501)	4,925	(38,073)	(820,593)

Net income (loss) before provision for income taxes	27,312	(111,218)	(782,876)	(3,112,079)
Income taxes	—	—	—	—
Net income (loss)	27,312	(111,218)	(782,876)	(3,112,079)
Less: Net income attributable to noncontrolling interests	96,175	87,736	192,137	16,642
Net loss attributed to stockholders of iQSTEL Inc.	$(68,863)	$(198,954)	$(975,013)	$(3,128,721)

Comprehensive income (loss)
Net income (loss)	$27,312	$(111,218)	$(782,876)	$(3,112,079)
Foreign currency adjustment	(1,096)	3,406	(2,503)	54,398
Total comprehensive income (loss)	26,216	$(107,812)	$(785,379)	$(3,057,681)
Less: Comprehensive income attributable to noncontrolling interests	95,638	89,405	190,911	43,297
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(69,422)	$(197,217)	$(976,290)	$(3,100,978)

Basic income (loss) per common share	$0.00	$(0.00)	$(0.01)	$(0.02)
Diluted income (loss) per common share	$0.00	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - Basic and diluted	151,750,426	141,697,141	150,057,315	133,173,421
Weighted average number of common shares outstanding - Diluted	153,930,452	141,697,141	150,057,315	133,173,421

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2022 and 2021

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ Equity
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$(18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

Common stock issued for cash	—	—	—	—	2,000,000	2,000	998,000	—	—	1,000,000	—	1,000,000
Common stock issued for compensation	—	—	—	—	60,000	60	41,079	—	—	41,139	—	41,139
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(196)	(196)	(188)	(384)
Net income (loss)	—	—	—	—	—	—	—	(554,970)	—	(554,970)	30,239	(524,731)
Balance - March 31, 2022	10,000	$10	21,000	$21	149,537,358	$149,537	$26,882,061	$(19,091,891)	$(36,854)	$7,902,884	$(965,962)	$6,936,922

Common stock issued for compensation	—	—	—	—	60,000	60	30,430	—	—	30,490	—	30,490
Common stock issued and to be issued for acquisition of subsidiaries	—	—	—	—	1,461,653	1,462	1,548,538	—	—	1,550,000	(33,056)	1,516,944
Common stock issued for asset acquisition	—	—	—	—	500,000	500	324,500	—	—	325,000	—	325,000
Common stock payable	—	—	—	—	—	—	18,900	—	—	18,900	—	18,900
Warrant granted	—	—	—	—	—	—	500,000	—	—	500,000	—	500,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(522)	(522)	(501)	(1,023)
Net income (loss)	—	—	—	—	—	—	—	(351,180)	—	(351,180)	65,723	(285,457)
Balance - June 30, 2022	10,000	$10	21,000	$21	151,559,011	$151,559	$29,304,429	$(19,443,071)	$(37,376)	$9,975,572	$(933,796)	$9,041,776

Common stock issued for compensation	—	—	—	—	60,000	60	20,440	—	—	20,500	—	20,500
Common stock issued for settlement of debt	—	—	—	—	161,367	161	80,513	—	—	80,674	—	80,674
Common stock issued for asset acquisition	—	—	—	—	50,000	50	32,450	—	—	32,500	—	32,500
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(559)	(559)	(537)	(1,096)
Net income (loss)	—	—	—	—	—	—	—	(68,863)	—	(68,863)	96,175	27,312
Balance - September 30, 2022	10,000	$10	21,000	$21	151,830,378	$151,830	$29,437,832	$(19,511,934)	$(37,935)	$10,039,824	$(838,158)	$9,201,666

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2020	10,000	$10	—	$—	118,133,432	$118,133	$13,267,261	$(14,699,148)	$(74,831)	$(1,388,575)	$(1,006,461)	$(2,395,036)

Preferred stock issued for conversion of common stock	—	—	21,000	21	(21,000,000)	(21,000)	20,979	—	—	—	—	—
Common stock issued for cash	—	—	—	—	35,862,500	35,863	3,550,387	—	—	3,586,250	—	3,586,250
Common stock issued for service	—	—	—	—	195,000	195	284,505	—	—	284,700	—	284,700
Common stock issued for compensation	—	—	—	—	600,000	600	563,400	—	—	564,000	—	564,000
Common stock issued for forbearance of debt	—	—	—	—	250,000	250	49,675	—	—	49,925	—	49,925
Common stock issued for conversion of debt	—	—	—	—	6,080,632	6,081	416,214	—	—	422,295	—	422,295
Cancellation of common stock	—	—	—	—	(1,294,600)	(1,295)	(88,809)	—	—	(90,104)	—	(90,104)
Resolution of derivative liabilities	—	—	—	—	—	—	708,611	—	—	708,611	—	708,611
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	54,905	54,905	52,751	107,656
Net income (loss)	—	—	—	—	—	—	—	(1,942,391)	—	(1,942,391)	63,902	(1,878,489)
Balance - March 31, 2021	10,000	$10	21,000	$21	138,826,964	$138,827	$18,772,223	$(16,641,539)	$(19,926)	$2,249,616	$(889,808)	$1,359,808

Common stock issued for compensation	—	—	—	—	600,000	600	411,600	—	—	412,200	—	412,200
Common stock issued for settlement of debt	—	—	—	—	2,230,394	2,230	2,054,300	—	—	2,056,530	—	2,056,530
Debt forgiveness	—	—	—	—	—	—	807,103	—	—	807,103	—	807,103
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(28,899)	(28,899)	(27,765)	(56,664)
Net loss	—	—	—	—	—	—	—	(987,376)	—	(987,376)	(134,996)	(1,122,372)
Balance - June 30, 2021	10,000	$10	21,000	$21	141,657,358	$141,657	$22,045,226	$(17,628,915)	$(48,825)	$4,509,174	$(1,052,569)	$3,456,605

Common stock issued for compensation	—	—	—	—	60,000	60	34,478	—	—	34,538	—	34,538
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,737	1,737	1,669	3,406
Net income (loss)	—	—	—	—	—	—	—	(198,954)	—	(198,954)	87,736	(111,218)
Balance - September 30, 2021	10,000	$10	21,000	$21	141,717,358	$141,717	$22,079,704	$(17,827,869)	$(47,088)	$4,346,495	$(963,164)	$3,383,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(782,876)	$(3,112,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	111,029	1,205,334
Bad debt	26,299	—
Write-off of due from related party	—	7,648
Depreciation and amortization	91,221	66,924
Amortization of debt discount	7,407	435,956
Change in fair value of derivative liabilities	—	(317,080)
Loss on settlement of debt	—	528,794
Prepayment and default penalty	—	122,020
Changes in operating assets and liabilities:
Accounts receivable	(832,263)	(943,615)
Inventory	(26,124)	—
Prepaid and other current assets	(31,714)	(108,338)
Due from related parties	(5,143)	—
Accounts payable	(97,373)	(239,857)
Other current liabilities	50,636	(131,752)
Net cash used in operating activities	(1,488,901)	(2,486,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of cash acquired	(1,814,132)	(60,000)
Purchase of property and equipment	(86,491)	(74,799)
Purchase of intangible assets	—	(27,824)
Payment of loan receivable - related parties	(1,000)	(215,674)
Collection of amounts due from related parties	400	226
Net cash used in investing activities	(1,901,223)	(378,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	400,000
Repayments of loans payable	(232,018)	(331,150)
Repayment of loans payable - related parties	—	(90,787)
Proceeds from common stock issued	1,100,000	3,586,250
Proceed from issuance of common stock purchase option	500,000	—
Repayment of convertible notes	—	(250,000)
Net cash provided by financing activities	1,367,982	3,314,313

Effect of exchange rate changes on cash	(17,690)	(12,709)

Net change in cash	(2,039,832)	437,488
Cash, beginning of period	3,334,813	753,316
Cash, end of period	$1,294,981	$1,190,804

Supplemental cash flow information
Cash paid for interest	$3,333	$117,198
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued for asset acquisition	$357,500	$—
Common stock issued and to be issued for acquisition of subsidiaries	$1,550,000	$—
Common stock issued for conversion of debt	$—	$422,295
Resolution of derivative liabilities	$—	$708,611
Related party debt forgiveness	$—	$807,103
Common stock issued for settlement of debt	$80,674	$2,056,530
Common stock issued for forbearance of debt	$—	$49,925
Preferred stock issued for conversion of common stock	$—	$21,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2022

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 15, 2022.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC (“Etelix”), SwissLink Carrier AG (“Swisslink”), ITSBCHAIN, LLC (“ItsBchain”), QGLOBAL SMS, LLC (“QGlobal”), IoT Labs, LLC (“IoT Labs”), Global Money One Inc (“Global Money One”), Whisl telecom LLC (“Whisl”) and Smartbiz Telecom LLC (“Smartbiz”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily and past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the nine months ended September 30, 2022 and 2021, the Company recorded bad debt expense of $26,299 and $0 respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. There were 4,800,000 warrants outstanding during the nine months ended September 30, 2022, which were included in the calculation of the diluted earnings per share. There were no other potentially dilutive shares of common stock outstanding for the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2022, 10 customers represented 87% of our revenues. During the nine months ended September 30, 2021, 6 customers represented 87% of our revenues.

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

NOTE 4 – ACQUISITIONS

On May 13, 2022, we entered into a Company Acquisition Agreement (Purchase Agreement) with US Acquisitions, LLC, a California limited liability company (Seller) concerning the contemplated sale by Seller and the purchase by us of 51% of the membership interests Seller held in Whisl, a Texas limited liability company. Whisl provides local US termination for Voice through its FCC license of VoIP Service number 832742; and is in the process to obtain a C-Lec FCC License over next 12 months. Whisl is one of the premier Intermediate Voice Providers in the USA. It has been a carrier since 2017 with billions of minutes traversing its network and provides its customers with multiple levels of Redundancy, Diversity, and Disaster Recovery for their applications and ability to make changes to underlying carrier configuration in real time. Whisl offers a single carrier solution for Voice Global services, and its customers benefit from hundreds of interconnection agreements that the company has cultivated since its inception. Pursuant to the Purchase Agreement, the closing of the purchase of the 51% membership interests was $1,800,000, which consisted of $1,250,000 in cash and $550,000 in our restricted common stock to Seller, which amounts to 1,461,653 shares of common stock.

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

Unaudited combined proforma results of operations for the nine months ended September 30, 2022 and 2021 as though the Company acquired Smartbiz and Whisl on January 1, 2021, are set forth below:

	Nine Months Ended
	September 30,
	2022	2021
Revenues	$69,165,130	$59,028,492
Cost of revenues	66,683,557	56,430,726
Gross profit	2,481,573	2,597,766

Operating expenses	4,322,526	4,724,857
Operating loss	(1,840,953)	(2,127,091)

Other expense	(38,073)	(820,593)

Net Loss	$(1,879,026)	$(2,947,684)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Telecommunication equipment	$301,462	$258,871
Telecommunication software	581,545	618,125
Other equipment	97,096	108,805
Total property and equipment	980,103	985,801
Accumulated depreciation and amortization	(588,341)	(576,419)
Property and equipment, net	$391,762	$409,382

Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 amounted to $91,221 and $66,924, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,		Interest
	2022	2021	Term	rate
Bridge Loan	$—	$222,222	Note was issued on November 1, 2020 and due on January 30, 2022	18.0%
Martus	93,204	100,634	Note was issued on October 23, 2018 and due on January 3, 2023	5.0%
Swisspeers AG	—	9,605	Note was issued on April 8, 2019 and originally due on October 4, 2022	7.0%
Darlene Covid19	101,590	109,690	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	194,794	442,151
Less: Unamortized debt discount	—	(7,406)
Total loans payable	194,794	434,745
Less: Current portion of loans payable	(93,204)	(315,450)
Long-term loans payable	$101,590	$119,295

During the nine months ended September 30, 2022 and 2021, the Company borrowed from third parties totaling $0 and $444,444, which includes original issue discount and financing costs of $0 and $44,444 and repaid the principal amount of $232,018 and $331,150, respectively.

During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense of $22,417 and $179,504 and recognized amortization of discount, included in interest expense, of $7,406 and $63,666, respectively. In 2021, the Company recorded interest expense from convertible notes of $33,430 and recognized amortization of discount, included in interest expense, of $372,290.

During the nine months ended September 30, 2021, a related party loan of $807,103 (Euro 735,000) was forgiven and the Company recorded it as additional paid in capital.

Loans payable to related parties at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
49% of Shareholder of SwissLink	$18,457	$19,929
49% of Shareholder of SwissLink	203,180	219,379
Total	221,637	239,308
Less: Current portion of loans payable –related parties	221,637	239,308
Long-term loans payable – related parties	$—	$—

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued liabilities	$30,825	$61,153
Payable for acquisition of subsidiaries	75,000	—
Accrued interest	—	8,173
Salary payable - management	89,628	92,229
Salary payable	3,708	—
Employee benefits	112,309	105,221
Other current liabilities	203,753	40,273
	$515,223	$307,049

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

As of September 30, 2022 and December 31, 2021, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of September 30, 2022 and December 31, 2021, 21,000 shares of Series B Preferred Stock were issued and outstanding.

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

As of September 30, 2022 and December 31, 2021, no Series C Preferred Stock was issued or outstanding.

Common Stock

During the nine months ended September 30, 2022, the Company issued 4,353,020 shares of common stock, valued at fair market value on issuance as follows:

•	2,000,000 shares issued for cash of $1,000,000
•	180,000 shares for compensation to our directors valued at $92,129
•	1,461,653 shares for acquisition of Whisl valued at $550,000
•	550,000 shares for asset acquisition valued at $357,500
•	161,367 shares for settlement of debt valued at $80,674

As of September 30, 2022 and December 31, 2021, 151,830,378 and 147,477,358 shares of common stock were issued and outstanding, respectively.

Common Stock Purchase Option

On April 25, 2022, we entered into a Common Stock Purchase Option Agreement with Apollo Management Group, Inc. to subscribe for and purchase from the Company, 4,800,000 shares of Common Stock with an exercise price per share of $2.00; and an initial exercise date September 30, 2022. The purchase price of this option is $500,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related parties

During the nine months ended September 30, 2022 and 2021, the Company advanced $1,000 and $35,674 to related parties and collected $100 and $226, respectively.

During the nine months ended September 30, 2021, the Company loaned $180,000 to our CEO and wrote off amounts totaling $8,004.

During the nine months ended September 30, 2021, the Company wrote off due from related party of $7,648.

As of September 30, 2022 and December 31, 2021, the Company had amounts due from related parties of $351,139 and $424,086. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the nine months ended September 30, 2022 and 2021, the Company repaid $0 and $90,787 to certain members of Company management.

As of September 30, 2022 and December 31, 2021, the Company had amounts due to related parties of $26,613.

Employment agreements

During the nine months ended September 30, 2022 and 2021, the Company recorded management fees of $405,000 and $414,000, bonus of $0 and $976,200 and paid $407,602 and $411,300, respectively.  Additionally, management received stock-based compensation of $92,130 and $34,538 during the nine months ended September 30, 2022 and 2021, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the nine months ended September 30, 2022 and 2021, the Company incurred $56,405 and $32,023, respectively.

NOTE 11 - SEGMENTS

At September 30, 2022, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and nine months ended September 30, 2022 and 2021:

Three months ended September 30, 2022

	USA	Switzerland	Elimination	Total
Revenues	$22,364,201	1,291,688	$(1,719,255)	$21,936,634
Cost of revenue	21,226,541	1,114,388	(1,719,255)	20,621,674
Gross profit	1,137,660	177,300	—	1,314,960

Operating expenses
General and administration	1,089,194	166,953	—	1,256,147

Operating income	48,466	10,347	—	58,813

Other expense	(29,411)	(2,090)	—	(31,501)

Net income	$19,055	$8,257	$—	$27,312

Three months Ended September 30, 2021

	USA	Switzerland	Elimination	Total
Revenues	$15,347,282	1,189,230	$(19,773)	$16,516,739
Cost of revenue	14,706,065	989,395	(19,773)	15,675,687
Gross profit	641,217	199,835	—	841,052

Operating expenses
General and administration	738,578	218,617	—	957,195

Operating loss	(97,361)	(18,782)	—	(116,143)

Other income	1,525	3,400	—	4,925

Net loss	$(95,836)	$(15,382)	$—	$(111,218)

Nine months ended September 30, 2022

	USA	Switzerland	Elimination	Total
Revenues	$63,898,961	3,554,591	$(2,397,891)	$65,055,661
Cost of revenue	61,838,539	2,969,719	(2,397,891)	62,410,367
Gross profit	2,060,422	584,872	—	2,645,294

Operating expenses
General and administration	2,792,287	597,810	—	3,390,097

Operating loss	(731,865)	(12,938)	—	(744,803)

Other income (expense)	(45,938)	7,865	—	(38,073)

Net loss	$(777,803)	$(5,073)	$—	$(782,876)

Nine months Ended September 30, 2021

	USA	Switzerland	Elimination	Total
Revenues	$43,404,674	3,474,215	$(36,172)	$46,842,717
Cost of revenue	42,487,024	3,018,878	(36,172)	45,469,730
Gross profit	917,650	455,337	—	1,372,987

Operating expenses
General and administration	3,077,319	587,154	—	3,664,473

Operating loss	(2,159,669)	(131,817)	—	(2,291,486)

Other income (expense)	(839,316)	18,723	—	(820,593)

Net loss	$(2,998,985)	$(113,094)	$—	$(3,112,079)

Asset Information

The following table shows asset information by geographic segment as of September 30, 2022 and December 31, 2021:

September 30, 2022	USA	Switzerland	Elimination	Total
Assets
Current assets	$5,628,559	$1,091,622	$(578,999)	$6,141,182
Non-current assets	$11,660,618	$600,882	$(6,184,562)	$6,076,938
Liabilities
Current liabilities	$1,729,868	$1,619,112	$(578,999)	$2,769,981
Non-current liabilities	$—	$246,473	$—	$246,473

December 31, 2021	USA	Switzerland	Elimination	Total
Assets
Current assets	$5,783,859	$997,216	$(214,551)	$6,566,524
Non-current assets	$4,468,491	$609,189	$(2,584,562)	$2,493,118
Liabilities
Current liabilities	$1,070,972	$1,506,594	$(214,551)	$2,363,015
Non-current liabilities	$—	$275,729	$—	$275,729

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. The following subsequent event was identified:

•	The Company issued 3,790,597 shares of common stock for cashless exercise of warrants.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2022 was $21,936,634, compared with $16,516,739 for the three months ended September 30, 2021. These numbers reflect an increase of 32.81% quarter over quarter on our consolidated revenues. Our total revenue reported for the nine months ended September 30, 2022 was $65,055,661, compared with $46,842,717 for the nine months ended September 30, 2021. These numbers reflect an increase of 38.88% year over year on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

Subsidiary	Revenue Nine Months Ended September 30, 2022	Revenue Nine Months Ended September 30, 2021
Etelix.com USA, LLC	$17,510,601	$11,271,992
SwissLink Carrier AG	3,554,591	3,474,215
QGlobal LLC	317,594	585,151
IoT Labs LLC	39,733,761	31,547,531
Smartbiz Telecom	3,712,432	—
Whisl Telecom	2,624,573	—
Sub-total	$67,453,552	$46,878,889
Inter-company sales	(2,397,891)	(36,172)
	$65,055,661	$46,842,717

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2022 increased to $20,621,674, compared with $15,675,687 for the three months ended September 30, 2021. Our total cost of revenues for the nine months ended September 30, 2022 increased to $62,410,367, compared with $45,469,730 for the nine months ended September 30, 2021.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

Subsidiary	Cost of Revenue Nine Months Ended September 30, 2022	Cost of Revenue Nine Months Ended September 30, 2021
Etelix.com USA, LLC	$16,818,292	$10,855,644
SwissLink Carrier AG	2,969,719	3,018,877
QGlobal LLC	236,402	486,296
IoT Labs LLC	39,356,735	31,145,085
Smartbiz Telecom	3,330,051	—
Whisl Telecom	2,097,059	—
Sub-total	$64,808,258	$45,505,902
Inter-company sales	(2,397,891)	(36,172)
	$62,410,367	$45,469,730

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

Gross Profit

The gross profit for the three months ended September 30, 2022 increased to $1,314,960 from $841,052 for the same period of year 2021. For the nine months ended September 30, 2022 the gross profit increased to $2,645,294 from $1,372,987 for the same period of year 2021.

When we analyze the numbers expressed in percentages, the gross profit for the nine months ended September 30, 2022 was 4.07%, which compared to 2.93% for the nine months ended September 30, 2021, an increase in the consolidated gross profit of 38.91%.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

Subsidiary	Gross Margin Nine Months Ended September 30, 2022		Gross Margin Nine Months Ended September 30, 2021
Etelix.com USA, LLC	%	3.95%	3.69
SwissLink Carrier AG		16.45	13.11
QGlobal LLC		25.56	16.89
IoT Labs LLC		0.95	1.28
Smartbiz Telecom		10.30	—
Whisl Telecom		20.10	—
	%	4.07%	2.93

The increase of our consolidated gross margin is the result of the improvement of the gross margin of Etelix, SwissLink and QGlobal; combined with the relatively high gross margin of our most recent acquisitions Smartbiz and Whisl.

Operating Expenses

Operating expenses increased to $1,256,147 for the three months ended September 30, 2022 from $957,195 for the three months ended September 30, 2021. Operating expenses decreased to $3,390,097 for the nine months ended September 30, 2022 from $3,664,473 for the nine months ended September 30, 2021. The detail by major category for the nine months ended September 30, 2022 and 2021 is reflected in the table below.

	Nine Months Ended September 30,
	2022	2021
Salaries, Wages and Benefits	$1,239,271	$863,413
Technology	188,950	198,143
Professional Fees	475,143	353,080
Legal and Regulatory	199,768	87,448
Bad Debt Expense	26,299	—
Travel and Events	55,281	15,710
Public Cost	24,122	30,078
Advertising	486,153	705,175
Insurances	7,328	—
Bank Services and Fees	27,109	85,885
Financial Expenses	134,608	—
Depreciation and Amortization	91,221	66,924
Penalties and Settlements	110,767	—
Office, Facility and Other	231,947	337,983

Sub Total	3,297,967	2,743,839

Stock-based compensation	92,130	920,634
Total Operating Expense	$3,390,097	$3,664,473

The main reasons for the overall decrease in operating expenses for the nine months ended September 30, 2022 compared to the same period of 2021 is due to the significant decrease in Stock-based compensation.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Difference
iQSTEL	$1,382,701	2,395,047	-1,012,346
Etelix	326,432	266,894	59,538
SwissLink	597,810	587,154	10,656
ItsBchain	12,653	2,198	10,455
QGlobal	133,532	92,881	40,651
IoT Labs	185,736	187,773	-2,037
Global Money One	109,627	132,526	-22,899
Smartbiz Telecom	246,268	—	246,268
Whisl Telecom	395,338	—	395,338
	$3,390,097	3,664,473	-274,376

The most significant difference is generated by iQSTEL which is due to the reduction in Stock-based compensation.

Operating Income

The Company showed positive Operating Income for the three months ended September 30, 2022 of $58,813 compared with a negative result of $116,143 for the three months ended September 30, 2021.

The Company showed negative Operating Income for the nine months ended September 30, 2022 of $744,803 compared with a negative result of $2,291,486 for the nine months ended September 30, 2021.

Despite the operating loss incurred during the nine months ended September 30, 2022, the numbers compared with the same period of year 2021 reflect a positive evolution process as shown by the positive operating income during the three months ended September 30, 2022.

Other Expenses/Other Income

We had other expenses of $38,073 for the nine months ended September 30, 2022, as compared with other expenses of $820,593 for the same period ended 2021. The decrease in other expenses is a consequence of a significant reduction in interest expenses and other expenses related to derivatives.

Net Income

We finished the three months ended September 30, 2022 with a net income of $27,312, as compared to a loss of $111,218 during the three months ended September 30, 2021. We also finished the nine months ended September 30, 2022 with a loss of $782,876, as compared to a loss of $3,112,079 during the nine months ended September 30, 2021.

The decreased loss for the nine-month period above is primarily due to a $1,012,346 year over year reduction in the costs associated with the operation of the public entity (iQSTEL, Inc.).

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $6,141,182 and current liabilities of $2,769,981, resulting in a positive working capital of $3,371,201. This compares with the working capital of $4,203,509 at December 31, 2021. This decrease in working capital, as discussed in more detail below, is primarily the result of the decrease of $2,039,832 in the cash position due to the funds used in the acquisitions of Smartbiz and Whisl.

Our operating activities used $1,488,901 in the nine months ended September 30, 2022 as compared with $2,486,045 used in operating activities in the nine months ended September 30, 2021.

Investing activities used $1,901,223 for the nine months ended September 30, 2022. Uses of funds in investing activities were primarily for the acquisition of subsidiaries of $1,814,132 and the purchase of property and equipment for $86,491.

Financing activities provided $1,367,982 in the nine months ended September 30, 2022 compared with $3,314,313 provided in the nine months ended September 30, 2021. Our positive financing cash flow in 2022 was largely the result of the proceeds from common stock issued of $1,100,000 and the common stock purchase option of $500,000.

Our current financial condition has improved significantly with a positive working capital of $3,371,201 and a cash position of $1,294,981 as of September 30, 2022. However, we intend to fund operations through increased sales and debt and/or equity financing arrangements to strengthen our liquidity and capital resources. The Company has received the qualification of a S-1 Offering Statement for the sale of up to 10,000,000 common stocks. This offering will be conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold from the available shares. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2022.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of September 30, 2022, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2022. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine-month period ended September 30, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2022, the Company issued 4,353,020 shares of common stock, valued at fair market value on issuance as follows;

•	2,000,000 shares issued for cash of $1,000,000
•	180,000 shares for compensation to our directors valued at $92,129
•	1,461,653 shares for acquisition of Whisl valued at $550,000
•	550,000 shares for asset acquisition valued at $357,500
•	161,367 shares for settlement of debt valued at $80,674

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2022 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

