Form 10-K
period 2022-12-31
iQSTEL Inc
filed 2023-04-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $57,089,985.82.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 164,176,688 common shares as of April 10, 2023.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	29
Item 16.	Form 10-K Summary	29

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

The Company has an extensive portfolio of products and services for its clients such as: SMS, VoIP, 4G & 5G international infrastructure connectivity, Cloud-PBX, OmniChannel Marketing, IoT services, blockchain and payment solutions. These services are grouped within four business divisions: Telecom, Fintech, Electric vehicles and Metaverse

The company operates its business through its wholly-owned subsidiary Etelix.com USA, LLC (“Etelix”) (www.etelix.com); and its majority-owned subsidiaries SwissLink Carrier AG (www.swisslink-carrier.com), QGlobal SMS (https://www.qglobalsms.com/), Smart Gas (http://iotsmartgas.com/) and ItsBChain (http://itsbchain.com/), Whisl Telecom LLC (www.whisl.com), and Smartbiz Telecom LLC (www.smartbiztel.com). The information contained on our websites is not incorporated by reference into this Annual Report, and such information should not be considered to be part of this Annual Report.

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

On August 30, 2018, PureSnax changed its name to “iQSTEL Inc.” and received a new CUSIP number: 46265G107, as well as a new trading symbol “IQST” in order to better resemble its new name. iQSTEL also changed the Standard Industrial Classification (SIC Code) to 4813, Telephone Communications, Except Radiotelephone.

On April 1, 2019, the Company entered into a Company Purchase Agreement (the “Purchase Agreement”) by and between the Company and the Ralf Kohler (the “Seller”), which agreement provides for the purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”) (www.swisslink-carrier.com), a Swiss corporation, by the Company.

On February 10, 2020, the Company entered into a Company Acquisition Agreement (the “Agreement”) with Jesus Vega regarding the acquisition of 51% of the shares in QGlobal, LLC (“QGlobal”). QGlobal is a company with the capacity to provide Short Messages (SMS), A2P and P2P messaging services.

On February 21, 2020, the Company entered into a Company Acquisition Agreement (the “Agreement”) with Miguel Scavo regarding the acquisition of 75% of the shares in ItsBchain, LLC (“ItsBchain”) a company specialized in the development of Blockchain applications for telecommunications.

On April 15, 2020, the Company entered into a Company Acquisition Agreement (the “Agreement”) with Francisco Bunt regarding the acquisition of 51% of the shares in loT Labs, LLC (“loT Labs”). The loT Labs’ principal business activity is the sale of SMS between USA and Mexico.

On November 12, 2020, the Company entered into partnership Agreement (the “Agreement”) with PAYMENT VIRTUAL MOBILE SOLUTIONS, LLC (PayVMS), a Delaware Corporation regarding the incorporation of Global Money One Inc, in which iQSTEL owns 75% of the shares and PayVMS owns the remaining 25%. Global Money One is a Fintech company with a complete infrastructure to provide top-up services, international remittances and prepaid debit cards.

On October 1, 2021, the Company entered into an agreement with Jesus Vega regarding the acquisition of the remaining 49% of the shares in QGlobal, LLC (“QGlobal”). By means of this transaction iQSTEL increased its ownership in QGlobal to 100%.

On May 13, 2022, the Company entered into a Company Acquisition Agreement regarding the acquisition of 51% of the shares in Whisl telecom LLC (“Whisl”).

On June 1, 2022, the Company entered into a Company Acquisition Agreement regarding the acquisition of 51% of the shares in Smartbiz Telecom LLC (“Smartbiz”).

Operating Subsidiaries

iQSTEL's mission is to serve basic human needs in today's modern world by making the necessary tools accessible regardless of race, ethnicity, religion, socioeconomic status, or identity. iQSTEL recognizes that in today’s modern world, the pursuit of the human hierarchy of needs (physiological, safety, relationship, esteem, and self-actualization) is marginalized without access to ubiquitous communications, the freedom of virtual banking, clean affordable mobility and information and content. iQSTEL has 4 Business Divisions delivering accessibly to the necessary tools in today's pursuit of basic human needs: 1) Telecommunications (communications). 2) Fintech (financial freedom). 3) Electric Vehicles (mobility). 4) Metaverse. (Information and content). The company continues to grow and expand its suite of products and services both organically and through mergers and acquisitions (M&A).

Our telecommunication business currently represents 100% of our revenues, while our other business lines are in a pre-revenue stage.

Telecom Subsidiaries for voice services:

Etelix.com USA LLC, a wholly owned subsidiary of iQSTEL Inc., is US based international telecom carrier founded in 2008 that provides telecom and technology solutions worldwide, with commercial presence in North America, Latin America, and Europe. Etelix provides International Long-Distance voice services for Telecommunications Operators (ILD Wholesale), and Submarine Fiber Optic Network capacity for internet (4G and 5G).

Etelix is interconnected to the most important players in the industry, with a very strong focus on Asian and Latin-American markets, among which it is worth mentioning: China Telecom, PCCW, Hutchinson Telecom, Vodafone India, KDDI, Airtel, Reliance, Viettel, TATA Communications, Flow Jamaica (Cable and Wireless Caribbean), Cable and Wireless Panama, Millicom (TIGO), Telefonica de España (Movistar), Telecom Italia (TIM), Portugal Telecom (MEU), Optimus (NOS), Belgacom (BICS), Deutsche Telekom, iBasis, Orbitel and Entel.

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

SwissLink Carrier AG is a 51% owned subsidiary of iQSTEL Inc. SwissLink Carrier AG is a Switzerland based international Telecommunications Carrier founded in 2015 providing international VoIP connectivity worldwide, with commercial presence in Europe, CIS and Latin America. SwissLink Carrier AG is a Swiss licensed Operator. The acquisition of Swisslink strengthened the Company’s presence in Europe putting us in a very competitive position to capture traffic to Asian and African countries. Africa continues to be the market with the higher contribution to margin and Asia concentrate one third of the termination traffic in the industry. Estimations show that more than 50% of the traffic terminating in Africa is originated from customers in Europe; while the corresponding percentage of traffic terminated in Asia is close to 40%. Based on these numbers the goal to expand the participation in the Asian and African traffic goes through establishing a strong presence in Europe.

Whisl Telecom LLC. Is a 51% owned subsidiary of iQSTEL Inc., acquired in May 2022. Whisl Telecom is an US based Company that provides high quality services and “out of the box” solutions to its customers. Whisl predominantly serves the Carrier-to-Carrier Global industry but also has network infrastructure to provide services to the retail end users (endpoints). Whisl Telecom is one of the few US carriers to have a significant Tier1 capacity (true capacity with high calls per second, CPS) to terminate calls with the highest quality.

With the acquisition of Whisl Telecom, iQSTEL incorporated to its telecom portfolio the following services: (1) US/Canada Inbound/Origination. (2) US/Canada DIDs. (3) US/Canada Toll Free Numbers. (4) Global DIDs and (5) Global Toll-Free Numbers.

Smartbiz Telecom LLC. Is a 51% owned subsidiary of iQSTEL Inc. acquired in June 2022. Smartbiz is an US based Company that provides international voice termination to niche markets. With this acquisition iQSTEL is expanding its telecommunication services offer to markets the company was not serving before.

With the combination of the technology capabilities of these four subsidiaries, iQSTEL has put together a complete portfolio of services for carriers and end user. These services include:

•	International Voice Termination for carriers.
•	US/Canada Inbound / Origination.
•	Global DIDs.
•	Global Toll-Free Numbers.
•	PBX (Private Branch Exchange) for small businesses.
•	SIP Trunking.

The voice services represented in year 2022 42.50% of the total revenue of the company ($39,614,081 out of the total $93,203,532) while in year 2021 voice services represented 31.11% of the total revenue ($20,127,139 out from a total of $64,702,018).

Gross Margin in the voice services increased from 4.72% in year 2021 to 5.81% in year 2022. This is the result of the incorporation to our portfolio of product with higher gross margins. We expect this gross margin to increase in year 2023.

All our subsidiaries carried 2.7 billion minutes of voice during year 2022, compared to 670 million in year 2021. This represents an increase of 268% year over year.

Telecom Subsidiaries for SMS services:

QGlobal SMS LLC is a 100% owned subsidiary of iQSTEL Inc. QGlobal SMS is a USA based company founded in 2020 specialized in international and domestic SMS termination. QGlobal SMS has commercial presence in Europe, USA and Latin America, with robust international interconnection with Tier-1 SMS Aggregators, guarantying to its customers high quality and low termination rates, in over more than 100 countries.

IoT Labs LLC is a 51% owned subsidiary of iQSTEL Inc. IoT Labs is a SMS service provider based in Austin, TX. Specialized in the SMS traffic exchange between US and Mexico.

The Company has entered into the SMS business in 2020 through the acquisition of QGlobal and IoT Labs. Both companies specialize in international and domestic SMS termination, with emphasis on the Applications to Person (A2P), Person to Person (P2P) and OmniChannel Marketing Services for several markets: Wholesale Carrier, Government, Corporate, Enterprise, Small and Medium Companies.

The Global A2P SMS Market is expected to grow at a CAGR of 4.1% to account for US$ 101 billion in 2030, according to Transparency Market Research. This market has experienced significant growth and adoption rate in the past few years and is expected to experience notable growth and adoption in years to come.

Our SMS services represented in year 2022 57.50% of the total revenue, while it was 68.89% in year 2021. Gross margin in the SMS business decreases in 2022 to 0.40% from 0.54% in year 2021. But it is important to remark that the gross margin of the products deployed by QGlobal SMS was 21%, being the main objective in the SMS segment to increase the sales of those services due to its huge gross margins.

Both companies, IoT Labs and QGlobal carried 8.5 billion SMS and short codes in year 2022 compared to 7.1 billion in year 2021. This represents an increment of 1.4 billion SMS year over year or 19.72%.

IoT Labs is also responsible for the development of our award-winning Internet of Things devices SmartGas and SmartTank. The SmartGas device is perfectly focused on retail households using traditional LP gas tanks, while the SmartTank device is more oriented for industrial purposes. The Company’s product is a sensor and control chip that can be mounted on gas tanks in less than one minute, that converts the gas tank into an IoT connected device through the Company’s proprietary web portal and phone apps, allowing for constant monitoring, alerting, and refilling through the Company’s gas partners. An important milestone to highlight is that the company has received the patent for the invention and development of these devices. We continue working closely with BASF Corporation to adapt the SmartTank device to their specifications. project that has suffered some delays due to limited inventories and the slowness of the global distribution chains of microchips. However, since the end of 2022 we have expanded the list of certified suppliers and at this time we have a minimum inventory of parts, pieces and finished products to start the marketing process of both devices.

New businesses subsidiaries:

ItsBchain LLC is a 75% owned subsidiary of iQSTEL Inc. ItsBchain is a blockchain technology developer and solution provider, with a strong focus on the telecom sector. The company has focused on the development of solutions aimed at using the blockchain ledger and smart contracts to enable more efficiency, quickness in execution and fraud-prevention in the telco industry. Specifically, the company has developed a solution that will enable users and carriers to transfer mobile phone numbers with just a few clicks, allowing users and carriers the ability to transfer retail users from one mobile carrier to another instantly.

The Company has done research covering 35 countries where number portability is mandatory by law. Those 35 countries have a total of 3.3 billion population and 4.0 billion of phone lines that can be ported from one carrier to another. It is estimated that an average of 5% of the total phone lines are ported every year.

Number portability is executed and supervised by a third independent party, who act as a data-base administrator and has the responsibility to guarantee all transactions requested by the customers will be completed and his/her phone number will be ported from Carrier A to Carrier B. In the countries under our analysis there are 11 different data-base administrators.

In terms of dollar value, the number portability market in the countries under our analysis is estimated over $86 million per year. This is based in the actual cost carriers and/or customers have to pay to get the lines ported. Revenues of the Data Base Administrators comes from a monthly fee charged to all participant carriers, plus a fee for every transaction completed over the platform. The monthly fee and the transactions fee vary from country to country.

Our objective is to offer the market conformed by data-based administrators a solution a much more cost effective solution; which will not only reduce the operating cost, but that will also make the transactions to complete faster without any additional CAPEX.

Our mobile number portability solution is now being tested prior to its commercial release in June 2023.

Global Money One Inc. Is a 75% owned subsidiary of iQSTEL Inc. The company offers a complete Fintech ecosystem including a MasterCard Debit Card, US Bank Account (No SSN Needed), and a Mobile App/Wallet to manage Remittances and Mobile Top Up. Our focus is to provide immigrants access to reliable financial services that make it easier to manage their money and stay connected with their families back home.

All available services can be managed through our mobile App “GlobalMoneyOne” available for IOS and Android. A first non-commercial release of the Fintech suite was done in June 2022. Since that date all services have been tested including the known-your-customer (KYC) process for the issuance of debits cards, the settlement process with the issuer bank, the intermediary entities handling the remittances, and the intermediaries and cellular operators for the Top Up, as well as the proper training of our customer care agents.

According to a World Bank Migration and Development brief, remittances to low- and middle-income countries reached $626 billion in 2022. The brief also stated the remittances to Latin America and the Caribbean are estimated to have grown 9.3% in 2022 to $142 billion; with increments of 45% for Nicaragua, 20% for Guatemala, 15% for Mexico, and 9% for Colombia. Stronger employment of migrants from Latin America in the United States contributed to remittance flows. As a share of GDP, remittances exceed 20% in El Salvador, Honduras, Jamaica, and Haiti.

The Electric Vehicle division (TuVolten) consist in an initiative to offer clean and affordable mobility through Electric Motorcycles, and Electric Mid Speed Cars. TuVolten is going to offer theirs EV Motorcycles and EV Cars in Spain, Portugal, USA, and some countries of Latin America. As recently announced, all previous electric motorcycle designs and tests have come together in a new electric motorcycle now rolling off the factory for the final validation tests under the European Union Standards E-Mark certification process. Once this certification is obtained, we will begin manufacturing the first units for sale to the public.

The Metaverse initiative, consist in a platform to offer our telecommunication carrier clients a white label solution enabling them to interact with their customers (end users, and enterprises) through the metaverse. The iQSTEL white label metaverse solution developed in partnership with GOTMY will be tailored to provide telecom carriers with a distinctive and immersive customer experience. In line with GOTMY’s mission to offer universally accessible experiential spaces, the iQSTEL solution for telecom carriers is intended to accommodate all mobile phone users, not just those with high-end VR headsets.

Regulations

Telecommunications services are subject to extensive government regulation in the United States of America. Any violations of the regulations may subject us to enforcement actions, including interest and penalties. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services.

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

Money Transmitter and Payment Instrument Laws and Regulations

The consumer payment services offerings, prepaid debit cards, remittances, Top Up, are industries heavily regulated. Accordingly, we, and the products and services that we offer in consumer payment services, are subject to a variety of federal and state laws and regulations, including:

•	Banking laws and regulations;
•	Money transmitter and payment instrument laws and regulations;
•	Anti-money laundering laws;-
•	Privacy and data security laws and regulations;-
•	Consumer protection laws and regulations;
•	Unclaimed property laws; and
•	Card association and network organization rules.

Employees

iQSTEL, including all subsidiaries, has 56 employees as of December 31, 2022.

Item 1A. Risk Factors

Risks Relating to Business and Financial Condition

Our business, operating results or financial condition could be materially adversely affected by any of the following risks.

Risk Factors Related to the Business of the Company

Because our auditor has issued a going concern opinion regarding our company, there is a risk associated with an investment in our company.

We have continually operated at a loss with an accumulated deficit of $24,504,395 as of December 31, 2022. We have not attained profitable operations and even though the company maintains a cash position very close to one third year's operating expenses, we dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. The Company has been qualified for a public offering of 10,000,000 shares of our common stock under a Form S-1. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is a risk that you could lose the entire amount of your investment in our company.

Our telecommunications line of business is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs.

A reduction of our prices to compete with any other offers in the market will not always guarantee an increase in the traffic, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins. The continued growth of Over-The-Top calling and messaging services, such as WhatsApp, Skype and Viber have adversely affected the use of traditional phone communications. We expect this IP-based service, which offers voice communications for free to continue to increase, which may result in increased substitution on our service offerings.

The termination of our carrier agreements or our inability to enter into new carrier agreements in the future could materially and adversely affect our ability to compete, which could reduce our revenues and profits.

We rely upon our carrier agreements in order to provide our telecommunications services to our customers. These carrier agreements are, in most cases for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete would be adversely affected if our carrier agreements were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our twelve largest customers (2.97% of our total customer base) collectively accounted for 88% of total consolidated revenues in fiscal year 2022. However, this concentration of revenues does not increase our exposure to non-payment by our larger customers, since 57% of our revenue is prepaid.

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

We operate a global business that exposes us to currency, economic and regulatory risks.

Our revenue comes primarily from sales outside the U.S. and our growth strategy is largely focused on emerging markets. Our success delivering solutions and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

•	our ability to effectively staff, provide technical support and manage operations in multiple countries;
•	fluctuations in currency exchange rates;
•	timely collecting of accounts receivable from customers located outside of the U.S.;
•	trade restrictions, political instability, disruptions in financial markets, and deterioration of economic conditions;
•	compliance with the U.S. Foreign Corrupt Practices Act, and other anti-bribery laws and regulations;
•	variations and changes in laws applicable to our operations in different jurisdictions, including enforceability of intellectual property and contract rights; and
•	compliance with export regulations, tariffs and other regulatory barriers.

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

Our stock price is subject to a number of factors, including:

•	Technological innovations or new products and services by us or our competitors;
•	Government regulation of our products and services;
•	The establishment of partnerships with other telecom companies;
•	Intellectual property disputes;
•	Additions or departures of key personnel;
•	Sales of our common stock;
•	Our ability to integrate operations, technology, products and services;
•	Our ability to execute our business plan;
•	Operating results below or exceeding expectations;
•	Whether we achieve profits or not;
•	Loss or addition of any strategic relationship;
•	Industry developments;
•	Economic and other external factors; and
•	Period-to-period fluctuations in our financial results.

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

The COVID-19 pandemic has caused and may continue to cause us to modify our business practices (including employee travel and employee work locations), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The COVID-19 pandemic and mitigation measures have caused, and may continue to cause, adverse impacts on global supply chains and economic conditions. These impacts could affect the development, deployment and maintenance, and the demand for our products and services, particularly the IoT SmartGas and SmartTank devices.

The extent to which the COVID-19 pandemic impacts our business, results of operations, cash flows and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning other strains of the virus and the actions to contain its impact.

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

Fiscal Year Ending December 31, 2022

Quarter Ended	High $	Low $
December 31, 2022	0.37	0.16
September 30, 2022	0.40	0.22
June 30, 2022	0.71	0.32
March 31, 2022	1.03	0.45

Fiscal Year Ending December 31, 2021

Quarter Ended	High $	Low $
December 31, 2021	1.05	0.39
September 30, 2021	0.73	0.35
June 30, 2021	1.07	0.44
March 31, 2021	2.00	0.15

On April 10, 2023, the last sales price per share of our common stock was $0.1467.

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

Holders of Our Common Stock

As of April 10, 2023, we had 164,176,688 shares of our common stock issued and outstanding, held by approximately 73 stockholders of record at our transfer agent, with additional stockholders holding our shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, the Company issued 14,118,153 shares of common stock, valued at fair market value on issuance as follows:

•	2,000,000 shares issued for cash of $1,000,000
•	5,066,667 shares for acquisitions of Whisl and Smartbiz valued at $1,550,000
•	550,000 shares for asset acquisition valued at $357,500
•	240,000 shares for compensation to our directors valued at $107,600
•	161,367 shares for settlement of debt valued at $80,674
•	6,100,119 shares for exercise of warrants for $400,000

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2022 and 2021

Net Revenue

Our net revenue for the year ended December 31, 2022 was $93,203,532 as compared with $64,702,018 for the year ended December 31, 2021. These numbers reflect an increase of 44% year over year on our consolidated Revenues.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2022 and 2021:

Subsidiary	Revenue Year Ended December 31, 2022	Revenue Year Ended December 31, 2021
Etelix.com USA, LLC	22,301,110	15,445,161
SwissLink Carrier AG	4,705,031	4,681,978
QGlobal LLC	350,050	666,887
IoT Labs LLC	53,239,401	43,907,992
Whisl	4,318,762	-
Smartbiz	8,289,178	-
	93,203,532	64,702,018

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

If net revenues continue growing at a similar rate for the next twelve months, we believe that the company will reach a total consolidated revenue of approximately $105 million by December 31, 2023.

Cost of Revenue

Our total cost of sales for the year ended December 31, 2022 was $91,412,016 as compared with $63,168,303 for the year ended December 31, 2021.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2021 and 2020:

Subsidiary	Cost of revenue Year Ended December 31, 2022	Cost of revenue Year Ended December 31, 2021
Etelix.com USA, LLC	23,360,923	15,080,687
SwissLink Carrier AG	3,949,751	3,986,334
QGlobal LLC	243,493	563,528
IoT Labs LLC	52,842,202	43,537,754
Whisl	2,760,807	-
Smartbiz	8,254,840	-
	91,412,016	63,168,303

Our cost of revenues consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in our vendor’s networks.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above. We have reached a higher volume of sales and every additional unit sold (minutes and SMS) has its corresponding termination cost.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased from $1,533,715 in 2021 to $1,791,516 in 2022; represented an increase of 17% year over year

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $4,983,176, as compared with $4,517,632 for the year ended December 31, 2021. The detail by major category is reflected in the table below.

	Years Ended December 31
	2022	2021

Salaries, Wages and Benefits	$1,662,192	$1,160,021
Technology	291,348	218,053
Professional Fees	901,082	441,490
Legal and Regulatory	511,598	106,001
Travel & Events	93,769	23,117
Public Cost	31,750	42,674
Allowance for Doubtful Accounts	34,376	-
Depreciation and Amortization	120,117	91,474
Advertising	617,559	977,334
Bank Services and Fees	37,950	117,886
Office, Facility and Other	324,167	392,117
Commissions Financial Expenses	239,550	-
Insurances	10,118	-

Subtotal	4,875,576	3,570,167

Stock-based compensation	107,600	947,464

Total Operating Expenses	$4,983,176	$4,517,631

Operating Expenses by subsidiary are as follow:

	Years Ended December 31,
	2022	2021	Difference
iQSTEL	$1,762,904	$2,906,114	$(1,143,210)
Etelix	472,291	339,354	132,937
SwissLink	767,069	784,052	(16,983)
ItsBchain	22,693	2,396	20,297
QGlobal	202,933	106,803	96,130
Global Money One	157,382	175,324	(17,942)
IoT Labs	264,091	203,588	60,503
Whisl	821,979	-	821,979
Smartbiz	511,834	-	511,834
	$4,983,176	$4,517,631	$465,545

The increment in the overall Operating Expenses is due to the new additions of Whisl and Smartbiz, totaling $1,333,813. This was partially offset by the $868,298 reduction in Operating Expenses by the remaining companies most significantly by iQSTEL, whose expenses were reduced by $1,143,210.

Other Expenses

We had other expenses of $2,674,101 for the year ended December 31, 2022, as compared with other expenses of $880,085 for the year ended December 31, 2021. The increase in Other Expenses in 2022 compared to 2021 is due to the Change in fair value of derivative liabilities of $(2,650,369) for the year ended December 31, 2022 from a positive $317,080 for the year ended December 31, 2021.

Net Loss

We finished the year ended December 31, 2022 with a loss of $5,865,761 as compared to a loss of $3,864,001 during the year ended December 31, 2021. The amount of year 2022 is highly impacted by the $(2,650,369) change in fair value of the derivative liabilities .

Liquidity and Capital Resources

As of December 31, 2022 we had total current assets of $6,436,590, compared with current liabilities of $6,451,679, resulting in a negative working capital of $15,089 and a current ratio of approximately 0.99 to 1.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2022 and 2021, as presented.

	2022	2021
Net cash used in operating activities	$(1,765,060)	$(3,152,181)
Net cash used in investing activities	(2,001,506)	(511,348)
Net cash provided by financing activities	1,767,982	6,250,980

Effect of exchange rate changes on cash	(6,840)	(5,954)
Net change in cash and cash equivalents	$(2,005,424)	$2,581,497

Our operating activities used $1,765,060 in the year ended December 31, 2022, as compared with $3,152,181 used in operating activities in the year ended December 31, 2021. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Our negative operating cash flows in 2022 and 2021 is largely the result of our net loss for the years.

Investing activities used $2,001,506 for the year ended December 31, 2022, as compared with $511,348 used in investing activities for the year ended December 31, 2021. Our negative investing cash flow for 2022 is largely due to the acquisition of Whisl and Smartbiz of $1,889,132 and the purchase of $112,074 of equipment.

Financing activities provided $1,767,982 for the year ended December 31, 2022, as compared to $6,250,980 provided for the year ended December 31, 2021. Our positive financing cash flow in 2022 was largely the result of the $1,100,000 from the issuance of new common stock, $400,000 from the exercise of stock options and $500,000 from the issuance of common stock purchase options.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. The Company has received the qualification of an Offering Statement under Form S-1 for the sale of up to 10,000,000 common stocks. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the twelve-month period ended December 31, 2022.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022; however, we consider our critical accounting policies to be those related to the allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of financial instruments and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID 1013);
F-3	Consolidated Balance Sheets as of December 31, 2022 and 2021;
F-4	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021;
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2022 and 2021;
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and
F-7	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

iQSTEL, Inc.

Coral Gables, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iQSTEL, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer agreements included the following:

•	We gained an understanding of internal controls related to revenue recognition.
•	We evaluated management’s significant accounting policies for reasonableness.
•	We selected a sample of revenues recognized and performed the following procedures:
	Ο	Obtained and read contract source documents for each selection and other documents that were part of the agreement, if applicable.
	Ο	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
	Ο	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
	Ο	We confirmed significant customer balances.

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

Pittsburgh, PA

April 14, 2023

iQSTEL INC

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$1,329,389	$3,334,813
Accounts receivable, net	4,209,125	2,540,515
Inventory	26,124	—
Due from related parties	326,324	424,086
Prepaid and other current assets	545,628	267,110
Total Current Assets	6,436,590	6,566,524

Property and equipment, net	401,021	409,382
Intangible assets	99,592	99,592
Goodwill	5,172,146	1,537,742
Deferred tax assets	440,135	446,402
TOTAL ASSETS	$12,549,484	$9,059,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,254,636	1,474,595
Accrued and other current liabilities	2,482,352	307,049
Due to related parties	26,613	26,613
Loans payable - net of discount of $0 and $7,406	94,342	315,450
Loans payable - related parties	235,949	239,308
Derivative liabilities	1,357,787	—
Total Current Liabilities	6,451,679	2,363,015

Loans payable, non-current	108,150	119,295
Employee benefits, non-current	154,238	156,434
TOTAL LIABILITIES	6,714,067	2,638,744

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 shares issued and outstanding	21	21
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 161,595,511 and 147,477,358 shares issued and outstanding, respectively	161,595	147,477
Additional paid in capital	31,136,120	25,842,982
Accumulated deficit	(24,504,395)	(18,536,921)
Accumulated other comprehensive loss	(33,557)	(36,658)
Equity attributed to stockholders of iQSTEL Inc.	6,759,794	7,416,911
Deficit attributable to noncontrolling interests	(924,377)	(996,013)
TOTAL STOCKHOLDERS' EQUITY	5,835,417	6,420,898

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,549,484	$9,059,642

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

	Years Ended
	December 31,
	2022	2021

Revenues	$93,203,532	$64,702,018
Cost of revenue	91,412,016	63,168,303
Gross profit	1,791,516	1,533,715

Operating expenses
General and administration	4,983,176	4,517,631
Total operating expenses	4,983,176	4,517,631

Operating loss	(3,191,660)	(2,983,916)

Other income (expense)
Other income	118,871	4,426
Other expenses	(112,962)	2,684
Interest expense	(29,641)	(675,481)
Change in fair value of derivative liabilities	(2,650,369)	317,080
Loss on settlement of debt	—	(528,794)
Total other expense	(2,674,101)	(880,085)

Net loss before provision for income taxes	(5,865,761)	(3,864,001)
Income taxes	—	—
Net loss	(5,865,761)	(3,864,001)
Less: Net income (loss) attributable to noncontrolling interests	101,713	(26,228)
Net loss attributed to stockholders of iQSTEL Inc.	$(5,967,474)	$(3,837,773)

Comprehensive income (loss)
Net loss	$(5,865,761)	$(3,864,001)
Foreign currency adjustment	6,080	74,849
Total comprehensive loss	$(5,859,681)	$(3,789,152)
Less: Comprehensive income attributable to noncontrolling interests	104,692	10,448
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(5,964,373)	$(3,799,600)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Weighted average number of common shares outstanding - Basic and diluted	151,850,443	135,383,893

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2022 and 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ Deficit

Balance - December 31, 2020	10,000	$10	—	$—	118,133,432	$118,133	$13,267,261	$(14,699,148)	$(74,831)	$(1,388,575)	$(1,006,461)	$(2,395,036)

Preferred stock issued for conversion of common stock	—	—	21,000	21	(21,000,000)	(21,000)	20,979	—	—	—	—	—
Common stock issued for cash and subscription receivable	—	—	—	—	41,562,500	41,563	6,394,687	—	—	6,436,250	—	6,436,250
Common stock issued for settlement of debt	—	—	—	—	2,230,394	2,230	2,054,300	—	—	2,056,530	—	2,056,530
Common stock issued for service	—	—	—	—	195,000	195	284,505	—	—	284,700	—	284,700
Common stock issued for compensation	—	—	—	—	1,320,000	1,320	1,036,248	—	—	1,037,568	—	1,037,568
Common stock issued for forbearance of debt	—	—	—	—	250,000	250	49,675	—	—	49,925	—	49,925
Common stock issued for conversion of debt	—	—	—	—	6,080,632	6,081	416,214	—	—	422,295	—	422,295
Common stock payable	—	—	—	—	—	—	52,161	—	—	52,161	—	52,161
Related party debt to equity swap	—	—	—	—	—	—	1,647,150	—	—	1,647,150	—	1,647,150
Cancellation of common stock	—	—	—	—	(1,294,600)	(1,295)	(88,809)	—	—	(90,104)	—	(90,104)
Resolution of derivative liabilities	—	—	—	—	—	—	708,611	—	—	708,611	—	708,611
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	38,173	38,173	36,676	74,849
Net loss	—	—	—	—	—	—	—	(3,837,773)	—	(3,837,773)	(26,228)	(3,864,001)
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

Common stock issued for cash	—	—	—	—	2,000,000	2,000	998,000	—	—	1,000,000	—	1,000,000
Common stock issued for acquisitions of subsidiaries	—	—	—	—	5,066,667	5,067	1,544,933	—	—	1,550,000	(33,056)	1,516,944
Common stock issued for asset acquisition	—	—	—	—	550,000	550	356,950	—	—	357,500	—	357,500
Common stock issued for compensation	—	—	—	—	240,000	240	107,360	—	—	107,600	—	107,600
Common stock issued for settlement of debt	—	—	—	—	161,367	161	80,513	—	—	80,674	—	80,674
Common stock issued for warrant exercises	—	—	—	—	6,100,119	6,100	393,900	—	—	400,000	—	400,000
Common stock payable	—	—	—	—	—	—	18,900	—	—	18,900	—	18,900
Resolution of derivative liabilities upon exercise of warrants	—	—	—	—	—	—	1,792,582	—	—	1,792,582	—	1,792,582
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,101	3,101	2,979	6,080
Net (loss) income	—	—	—	—	—	—	—	(5,967,474)	—	(5,967,474)	101,713	(5,865,761)
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,865,761)	$(3,864,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	126,500	1,284,325
Bad debt expense	34,376	—
Write-off of due from related party	—	10,148
Depreciation and amortization	120,117	91,474
Amortization of debt discount	7,407	450,771
Change in fair value of derivative liabilities	2,650,369	(317,080)
Loss on settlement of debt	—	528,794
Prepayment and default penalty	—	122,020
Changes in operating assets and liabilities:
Accounts receivable	(799,533)	(39,862)
Inventory	(26,124)	—
Prepaid and other current assets	(23,728)	(91,066)
Due from related party	96,863	—
Accounts payable	(265,511)	(1,231,946)
Accrued and other current liabilities	2,179,965	(95,758)
Net cash used in operating activities	(1,765,060)	(3,152,181)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	(1,889,132)	(60,000)
Purchase of property and equipment	(112,074)	(153,183)
Purchase of intangible assets	—	(77,717)
Payment of loan receivable - related party	(1,000)	(220,674)
Collection of amounts due from related parties	700	226
Net cash used in investing activities	(2,001,506)	(511,348)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	600,000
Repayments of loans payable	(232,018)	(344,483)
Repayment of loans payable - related parties	—	(90,787)
Proceeds from common stock issued	1,100,000	6,336,250
Proceeds from exercise of warrants	400,000	—
Proceeds from issuance of common stock purchase options	500,000	—
Repayment of convertible notes	—	(250,000)
Net cash provided by financing activities	1,767,982	6,250,980

Effect of exchange rate changes on cash	(6,840)	(5,954)

Net change in cash	(2,005,424)	2,581,497
Cash, beginning of period	3,334,813	753,316
Cash, end of period	$1,329,389	$3,334,813

Supplemental cash flow information
Cash paid for interest	$3,333	$126,818
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock payable	$18,900	52,161
Common stock issued for asset acquisition	$357,500	$—
Common stock issued for acquisitions of subsidiaries	$1,550,000	$—
Common stock issued for conversion of debt	$—	$422,295
Common stock issued for exercise of cashless warrants	$3,790	$—
Resolution of derivative liabilities upon exercise of warrants	$1,792,582	$708,611
Related party debt forgiveness	$—	$1,647,150
Common stock issued for settlement of debt	$80,674	$2,056,530
Common stock issued for forbearance of debt	$—	$49,925
Preferred stock issued for conversion of common stock	$—	$21
Subscription receivable	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2022

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of B-Maven Inc. The Company changed its name to PureSnax International, Inc. on September 18, 2015; and more recently it changed its name to iQSTEL Inc. on August 7, 2018.

The Company has been engaged in the business of telecommunication services as a wholesale carrier of voice, SMS and data for other telecom companies around the World with 404 active interconnection agreements with mobile companies, fixed line companies and other wholesale carriers.

Acquisitions

On May 13, 2022, we entered into a Company Acquisition Agreement regarding the acquisition of 51% of the shares in Whisl telecom LLC (“Whisl”).

On June 1, 2022, we entered into a Company Acquisition Agreement regarding the acquisition of 51% of the shares in Smartbiz Telecom LLC (“Smartbiz”).

Both acquisitions are detailed in Note 4.

COVID-19

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies experienced disruptions in their operations and in markets served. The Company has instituted some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A new prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to collect accounts receivable and the ability of the Company to continue to provide high quality services to its clients. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of April 14, 2023, the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur, and additional information is obtained.

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

The functional currency and reporting currency of Etelix, QGlobal, ItsBchain, IoT Labs, Whisl, Smartbiz and Global Money One is the U.S. dollar, while SwissLink’s functional currency is the Swiss Franc (“CHF”).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at December 31, 2022 and 2021.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts daily and past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the years ended December 31, 2022 and 2021, the Company recorded bad debt expense of $34,376 and $0, respectively.

Inventory

Inventories, consisting of smart gas parts, are primarily accounted for using the first-in-first-out (“FIFO”) method of accounting. Inventories are measured at the lower of cost and net realizable value. The Company estimates the net realizable value of inventories based on an assessment of expected sales prices.

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

Fixed Assets

Fixed assets, consisting of telecommunications equipment and software, are recorded at cost reduced by accumulated depreciation and amortization. Depreciation and amortization expense is recognized over the assets’ estimated useful lives of 3 years for computers and laptops; 5 years for telecommunications equipment and switches; and 5 years for software using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock, and it was excluded from the computation of diluted net loss per share as the result was anti-dilutive for the years ended December 31, 2022 and 2021.

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

During the year ended December 31, 2022 12 customers represented 88% of our revenue compared to 7 customers representing 88% of our revenue for the year ended December 31, 2021. For the years ended December 31, 2022 and 2021, 57% and 68% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

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

The carrying values of our financial instruments, including, cash; accounts receivable; prepaid and other current assets; accounts payable; accrued liabilities and other current liabilities; and due from/to related parties approximate their fair values due to the short-term maturities of these financial instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. It is not, however, practical to determine the fair value of amounts due to related parties due to their related party nature.

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

Cost of revenue

Costs of revenue represent direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls terminated in vendors networks.

Lease

The Company leases office space for corporate and network monitoring activities and to house telecommunications equipment.

In accordance with ASC 842, “Leases,” we determine if an arrangement is a lease at inception.

The office lease meets the definition of a short-term lease because the lease term is 12 months or less. Consequently, consistent with Company’s accounting policy election, the Company does not recognize the right-of-use asset and the lease liability arising from this lease.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments in this update are effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

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

NOTE 4 - ACQUISITIONS

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

The following table summarizes the fair value of the consideration paid by the Company:

Whisl

May 13,
Fair Value of Consideration:	2022
Cash	$1,250,000
1,461,653 shares of common stock	550,000
Total Purchase Price	$1,800,000

Smartbiz

June 1,
Fair Value of Consideration:	2022
Cash	$800,000
2,850,330 shares of common stock	1,000,000
Total Purchase Price	$1,800,000

An additional 754,684 shares of common stock were issued to the seller in December 2022 in accordance with the terms of the purchase agreement.

The following table summarizes the identifiable assets acquired and liabilities assumed upon acquisition of Smartbiz and Whisl and the calculation of goodwill:

Whisl

Total purchase price	$1,800,000
Cash	141,113
Accounts receivable	109,762
Total identifiable assets	250,875

Accounts payable	(241,426)
Other current liabilities	(2,075)
Total liabilities assumed	(243,501)
Net assets	7,374

Non-controlling interest	3,613
Total net assets	3,761
Goodwill	$1,796,239

Smartbiz

Total purchase price	$1,800,000
Cash	19,755
Accounts receivable	789,515
Total identifiable assets	809,270

Accounts payable	(807,265)
Other current liabilities	(76,839)
Total liabilities assumed	(884,104)
Accumulated deficit	(74,834)

Non-controlling interest	(36,669)
Total accumulated deficit	(38,165)
Goodwill	$1,838,165

Unaudited combined proforma results of operations for the year ended December 31, 2022 and 2021 as though the Company acquired Smartbiz and Whisl on January 1, 2021, are set forth below:

	Years Ended
	December 31,
	2022	2021
Revenues	$103,353,405	$77,483,732
Cost of revenues	101,717,011	74,237,359
Gross profit	1,636,394	3,246,373

Operating expenses	5,762,097	6,102,433
Operating loss	(4,125,703)	(2,856,060)

Other expense	(2,674,101)	(880,112)

Net Loss	$(6,799,804)	$(3,736,172)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Subscription receivable	$—	$100,000
Other receivable	120,139	143,187
Prepaid expenses	26,600	23,320
Advance payment	21,000	—
Tax receivable	389	603
Deposit for acquisition of asset	357,500	—
Security deposit	20,000	—
	$545,628	$267,110

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Telecommunication equipment	$317,958	$258,871
Telecommunication software	640,566	618,125
Other equipment	99,126	108,805
Total property and equipment	1,057,650	985,801
Accumulated depreciation and amortization	(656,629)	(576,419)
Total property and equipment	$401,021	$409,382

Depreciation expense for the years ended December 31, 2022 and 2021 amounted to $120,117 and $91,474, respectively.

NOTE 7 –LOANS PAYABLE

Loans payable at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,		Interest
	2022	2021	Term	rate
Bridge Loan	$—	$222,222	Note was issued on November 1, 2020 and due on January 30, 2022	18.0%
Martus	94,342	100,634	Note was issued on October 23, 2018 and due on January 3, 2023	5.0%
Swisspeers AG	—	9,605	Note was issued on April 8, 2019 and due on October 4, 2022	7.0%
Darlene Covid19	108,150	109,690	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	202,492	442,151
Less: Unamortized debt discount	—	(7,406)
Total loans payable	202,492	434,745
Less: Current portion of loans payable	(94,342)	(315,450)
Long-term loans payable	$108,150	$119,295

Loans payable - related parties at December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,		Interest
	2022	2021	Term	rate
49% Shareholder of SwissLink	$19,649	$19,929	Note is due on demand	0%
49% Shareholder of SwissLink	216,300	219,379	Note is due on demand	5%
Total	235,949	239,308
Less: Current portion of loans payable	(235,949)	(239,308)
Long-term loans payable	$—	$—

During the years ended December 31, 2022 and 2021, the Company borrowed from third parties totaling $0 and $600,000, which includes original issue discount and financing costs of $0 and $66,666 and repaid the principal amount of $232,018 and $344,483, respectively.

During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $22,234 and $191,281 and recognized amortization of discount, included in interest expense, of $7,407 and $78,481, respectively.

During the year ended December 31, 2021, a $1,647,150 (CHF 1,518,909) related party loan was forgiven and the Company recorded it as additional paid in capital.

During the year ended December 31, 2021, the Company settled loans payable of $1,516,667 by issuing 2,230,394 shares of common stock valued at $2,056,530. As a result, the Company recorded loss on settlement of debt of $539,863.

NOTE 8 - CONVERTIBLE LOANS

At December 31, 2022 and 2021, there were no convertible loans.

During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $0 and $33,429 and recognized amortization of discount, included in interest expense, of $0 and $372,290, respectively.

During the years ended December 31, 2022 and 2021, the Company repaid notes of $0 and $250,000 and accrued interest of $0 and $6,027, respectively.

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

NOTE 9 – WARRANTS

On April 5, 2022, we entered into a Common Stock Purchase Option Agreement with Apollo Management Group, Inc (Holder) to subscribe for and purchase from the Company, 4,800,000 shares of Common Stock with an exercise price per share of $2.00; and an initial exercisable date on September 30, 2022. The purchase price of this option was $500,000. The Company determined that the warrants had a fixed monetary value with a variable number of shares at inception and categorized the warrants as a liability in the accompanying consolidated financial statements.

The Holder and the Company agreed that the Holder had the right and the obligation to exercise, on a cashless basis, $1,000,000 of the Options not later than October 15, 2022. Thereafter, the Holder shall undertake to exercise not less than (i) $400,000 of the Options on a “cash basis” not later than the later of (y) November 14, 2022 or (z) the date on which there is an effective registration statement permitting the issuance of the Option Shares to or resale of the Option Shares by the Holder and (ii) an additional $400,000 of the Options on a “cash basis” not later than the latest of (x) thirty (30) days following the exercise of the Option under subsection (i), above, (y) December 14, 2022, or (z) the date on which there is an effective registration statement permitting the issuance of the Option Shares to or resale of the Option Shares by the Holder. From and after the occurrence of the three above-referenced exercises, each additional exercise of Options hereunder shall be in an amount not less than $200,000 and exercised only on a cash basis.

The Holder’s obligation to exercise each specified portion of this option on the specific dates above is subject to the volume-weighted average price (“VWAP”, market value), being not less than $0.20 per share on the relevant option exercise date. Adjusted option shares at VWAP of $0.20 shall be 48,000,000 shares.

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Warrants	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2021	—	$—	—
Granted	4,800,000	2.00	1.49
Increase in number of warrants by VWAP	32,467,713	0.17	—
Exercised	(14,155,138)	0.18	0.97
Forfeited/canceled	—	—	—
Outstanding, December 31, 2022	23,112,575	$0.17	0.75

NOTE 10 – DERIVATIVE LIABILITIES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of warrants is estimated using the Black-Scholes valuation model.

For the years ended December 31, 2022 and 2021, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Years ended
December 31,
	2022	2021
Expected term	0.75 – 1.49 years	0.16 - 1.18 years
Expected average volatility	83% - 152%	145% - 241%
Expected dividend yield	—	—
Risk-free interest rate	0.06% - 4.73%	0.07% - 0.09%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2022 and 2021:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2020	$1,025,691

Settled on issuance of common stock	(708,611)
Change in fair value of the derivative	(317,080)
Balance - December 31, 2021	$—

Addition of new derivatives recognized as cash received	500,000
Addition of new derivatives recognized as loss on derivatives	943,833
Settled on issuance of common stock	(1,792,582)
Change in fair value of the warrants	1,706,536
Balance - December 31, 2022	$1,357,787

The following table summarizes the change in fair value of derivative liabilities included in the income statement for the years ended December 31, 2022 and 2021, respectively.

	Years ended
	December 31,
	2022	2021
Addition of new derivatives recognized as loss on derivatives	$943,833	$—
Revaluation of derivative liabilities	1,706,536	(317,080)
Change in fair value of derivative liabilities	$2,650,369	$(317,080)

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of December 31, 2022 and 2021, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of December 31, 2022 and 2021, 21,000 shares of Series B Preferred Stock were issued and outstanding.

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

As of December 31, 2022 and 2021, no Series C Preferred Stock was issued or outstanding.

Common Stock

During the year ended December 31, 2022, the Company issued 14,118,153 shares of common stock, valued at fair market value on issuance as follows:

•	2,000,000 shares issued for cash of $1,000,000
•	5,066,667 shares for acquisitions of Whisl and Smartbiz valued at $1,550,000
•	550,000 shares for asset acquisition valued at $357,500
•	240,000 shares for compensation to our directors valued at $107,600
•	161,367 shares for settlement of debt valued at $80,674
•	6,100,119 shares for exercise of warrants for $400,000

During the year ended December 31, 2021, the Company issued 51,638,526 shares of common stock, valued at fair market value on issuance as follows;

•	41,562,500 shares issued for cash of $6,536,250, of which $100,000 was recorded as subscription receivable as of December 31, 2021. The Company received the $100,000 on January 3, 2022.
•	2,230,394 shares, valued at $2,056,530, issued for settlement of debt of $1,516,667
•	195,000 shares for services valued at $284,700
•	1,320,000 shares issued to our management for compensation valued at $1,037,568
•	250,000 shares for forbearance of debt valued at $49,925
•	6,080,632 shares issued for conversion of debt of $422,295

During the year ended December 31, 2021, the Company terminated a placement agent and advisory services agreement with a FINRA member dated September 22, 2020, and cancelled 1,294,600 shares of common stock, which was issued for those services. The termination agreement allowed the FINRA member to retain 400,000 shares of the Company’s common stock in connection with the services.

As of December 31, 2022 and 2021, 161,595,511 and 147,477,358 shares of common stock were issued and outstanding, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2022 and 2021, are as follows:

	December 31,	December 31,
	2022	2021
Net Operating loss carryforward	$15,540,294	$12,332,310
Effective tax rate	21%	21%
Deferred tax asset	3,263,462	2,589,785
Foreign taxes	(7,118)	(7,242)
Less: valuation allowance	(2,816,209)	(2,136,141)
Net deferred tax asset	$440,135	$446,402

As of December 31, 2022, the Company has approximately $15,540,000 of net operating losses (“NOL”) generated to December 31, 2022 carried forward to offset taxable income in future years which expire commencing in fiscal 2022. NOLs generated in the United States for tax years prior to December 31, 2017, can be carried forward for twenty years, whereas NOLs generated after December 31, 2017 can be carried forward indefinitely in USA, and can be carried forward for 7 years in Switzerland. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized other than those recorded at SwissLink, because the Company anticipates utilizing the NOLs prior to their expiration.

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

Tax returns for the years ended 2016 through 2022 are subject to review by the tax authorities.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from related party

During the year ended December 31, 2021, the Company loaned $220,674 to our CEO and applied to due to CEO of $8,004.

During the year ended December 31, 2021, the Company wrote off due from related party of $10,148.

During the years ended December 31, 2022 and 2021, the Company loaned $1,000 and $220,674 to a related party and collected $700 and $226, respectively.

As of December 31, 2022 and 2021, the Company had due from related parties of $326,324 and $424,086, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the years ended December 31, 2022 and 2021, the Company repaid $0 and $90,787, respectively, to the CEO and CFO of the Company.

As of December 31, 2022 and 2021, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Debt to Equity Swap

During the year ended December 31, 2021 the Company recorded a debt to equity swap of $1,647,150 as additional paid in capital.

Employment agreements

During the years ended December 31, 2022 and 2021, the Company recorded management salaries of $576,000 and $558,000, respectively, and stock-based compensation bonuses of $107,600 and $1,037,568, respectively.

As of December 31, 2022 and 2021, the Company recorded and accrued management salaries of $79,628 and $92,229, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the years ended December 31, 2022 and 2021, the Company incurred rent expense of $73,865 and $37,823, respectively.

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

NOTE 15 - SEGMENT

At December 31, 2022 and 2021, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the years ended December 31, 2022 and 2021:

Year ended December 31, 2022

	USA	Switzerland	Elimination	Total
Revenues	$94,188,685	4,913,216	$(5,898,369)	$93,203,532
Cost of revenue	93,162,695	4,147,690	(5,898,369)	91,412,016
Gross profit	1,025,990	765,526	—	1,791,516

Operating expenses
General and administration	4,216,107	767,069	—	4,983,176

Operating loss	(3,190,117)	(1,543)	—	(3,191,660)

Other income (expense)	(2,679,759)	5,658	—	(2,674,101)

Net income (loss)	$(5,869,876)	$4,115	$—	$(5,865,761)

Year ended December 31, 2021

	USA	Switzerland	Elimination	Total
Revenues	$60,112,852	4,681,978	$(92,812)	$64,702,018
Cost of revenue	59,274,781	3,986,334	(92,812)	63,168,303
Gross profit	838,071	695,644	—	1,533,715

Operating expenses
General and administration	3,733,579	784,052	—	4,517,631

Operating income (loss)	(2,895,508)	(88,408)	—	(2,983,916)

Other income (expense)	(897,507)	17,422	—	(880,085)

Net income (loss)	$(3,793,015)	$(70,986)	$—	$(3,864,001)

Asset Information

The following table shows asset information by geographic segment as of December 31, 2022 and 2021:

December 31, 2022	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,496,354	$1,172,889	$(1,232,653)	$6,436,590
Non-current assets	$11,646,662	$650,794	$(6,184,562)	$6,112,894
Liabilities
Current liabilities	$5,967,729	$1,716,603	$(1,232,653)	$6,451,679
Non-current liabilities	$—	$262,388	$—	$262,388

December 31, 2021	USA	Switzerland	Elimination	Total
Assets
Current assets	$5,783,859	$997,216	$(214,551)	$6,566,524
Non-current assets	$4,468,491	$609,189	$(2,584,562)	$2,493,118
Liabilities
Current liabilities	$1,070,972	$1,506,594	$(214,551)	$2,363,015
Non-current liabilities	$—	$275,729	$—	$275,729

NOTE 16 – SUBSEQUENT EVENTS.

Subsequent to December 31, 2022 and through the date that these financials were made available, the Company had the following subsequent events:

Subsequent to December 31, 2022, the Company issued 2,941,177 shares for exercise of warrants and received $400,000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2022, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Leandro Iglesias	58	President, Chairman, Chief Executive Officer and Director
Alvaro Quintana Cardona	52	Chief Operating Officer, Chief Financial Officer and Director
Juan Carlos Lopez Silva	56	Chief Commercial Officer
Raul Perez	72	Director
Jose Antonio Barreto	64	Director
Italo Segnini	58	Director

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

Committees of the Board

Our full board serves the functions that would normally be served by a separately-designated Nominating Committee, and.

Company has an Audit Committee with a financial expert on the Board and a majority of independent members.

Company has a Compensation Committee with a majority of independent members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2022. Following the year end, all of the Form 3s were filed late for incoming management of Etelix.com USA LLC.

Code of Ethics

Company has a code of ethics.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2022 and 2021.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Leandro Iglesias President, CEO and Director	2022 2021	204,000 174,000	- 419,024	- -	- -	- -	204,000 593,024
Alvaro Quintana Treasury, Secretary and Director	2022 2021	144,000 159,088	- 337,674	- -	- -	- -	144,000 496,762
Juan Carlos López Chief Commercial Officer	2022 2021	120,000 80,000	- 244,050	- -	- -	- -	120,000 324,050

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

Compensation Committee

The Company have a compensation committee of the board of directors. This committee is constituted by independent members of the Board and participates in the consideration of executive officer and director compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2022, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Leandro Iglesias	542,932	0.3307%
Alvaro Quintana Cardona	1,121,842	0.6833%
Juan Carlos Lopez Silva	925,497	0.5637%
Raul Perez	8,000	0.005%
Jose Antonio Barreto	8,000	0.005%
Italo Segnini	8,000	0.005%
All Directors and Executive Officers as a Group (6 persons)	2,614,271	1.5924%

	Series A Preferred Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (3)
Leandro Iglesias	7,000	70.00%
Alvaro Quintana Cardona	3,000	30.00%
Juan Carlos Lopez Silva	—	—
Raul Perez	—	—
Jose Antonio Barreto	—	—
Italo Segnini	—	—
All Directors and Executive Officers as a Group (6 persons)	10,000	100.00%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 164,176,688 voting shares as of April 10, 2023.

(3) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 10,000 voting shares as of April 10, 2023.

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

Due from related party

During the years ended December 31, 2022 and 2021, the Company loaned $1,000 and $220,674 to a related party and collected $700 and $226, respectively.

As of December 31, 2022 and 2021, the Company had due from related parties of $326,324 and $424,086, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

During the years ended December 31, 2022 and 2021, the Company repaid $0 and $90,787, respectively, to the CEO and CFO of the Company.

As of December 31, 2022 and 2021, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Dept to Equity Swap

During the year ended December 31, 2021 the Company recorded a debt-to-equity swap to a related party of $1,647,150 as additional paid in capital.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2021	$136,297	$29,500	$0	$0
2022	$180,710	$1,717	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 2.2	Memorandum of Understanding and Shareholders Agreement dated February 21, 2020(5)
Exhibit 2.3	Memorandum of Understanding and Shareholders Agreement dated February 12, 2020(6)
Exhibit 2.4	Company Purchase Agreement, dated April 1, 2019(11)
Exhibit 3.1	Articles of Incorporation of the Registrant (2)
Exhibit 3.2	Bylaws of the Registrant (2)
Exhibit 3.3	Certificate of Amendment(3)
Exhibit 4.1	Amendment #2 to the Crown Capital Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #2 to the Auctus Fund Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #1 to the Labrys Fund Note dated February 11, 2020(7)
Exhibit 4.3	Amendment #1 to the Apollo Note dated December 23, 2019(8)
Exhibit 4.4	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.5	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.6	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.7	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.8	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.9	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.10	Amendment #1 to the Crown Capital Note dated December 23, 2019(8)
Exhibit 4.11	Amendment #1 to the Auctus Fund Note dated January 1, 2020(8)
Exhibit 4.12	Senior Secured Convertible Promissory Note to Labrys Fund dated December 3, 2019(9)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 10.7	Forbearance Agreement dated December 12, 2019(8)
Exhibit 10.8	Temporary Forbearance Agreement dated December 18, 2019(8)
Exhibit 10.9	Securities Purchase Agreement, dated December 3, 2019(9)
Exhibit 10.10	Employment and Indemnification Agreements with Leandro Iglesias, dated May 2, 2019(10)
Exhibit 10.11	Employment and Indemnification Agreements with Alvaro Quintana, dated May 2, 2019(10)
Exhibit 10.12	Employment and Indemnification Agreements with Juan Carlos Lopez Silva, dated May 2, 2019(10)
Exhibit 31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL).

Filed herewith**

1.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 28, 2018.
2.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the US Securities and Exchange Commission on August 18, 2011.
3.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.
4.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 30, 2020.
5.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 25, 2020.
6.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 19, 2020.
7.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2020.
8.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 6, 2020.
9.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 11, 2019.
10.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 6, 2019.
11.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 4, 2019.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 14, 2023

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 14, 2023

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 14, 2023

