Form 10-Q
period 2023-03-31
iQSTEL Inc
filed 2023-05-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 164,596,688 common shares as of May 15, 2023

1

2

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three and nine months ended March 31, 2023 and 2022 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as of March 31, 2023 and 2022.(unaudited)
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$1,777,226	$1,329,389
Accounts receivable, net	3,969,503	4,209,125
Inventory	26,124	26,124
Due from related parties	400,893	326,324
Prepaid and other current assets	563,221	545,628
Total Current Assets	6,736,967	6,436,590

Property and equipment, net	433,119	401,021
Intangible asset	99,592	99,592
Goodwill	5,172,146	5,172,146
Deferred tax assets	445,100	440,135
TOTAL ASSETS	$12,886,924	$12,549,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,270,211	2,254,636
Accrued and other current liabilities	2,748,968	2,482,352
Due to related parties	26,613	26,613
Loans payable	95,407	94,342
Loans payable - related parties	238,610	235,949
Derivative liabilities	921,222	1,357,787
Total Current Liabilities	6,301,031	6,451,679

Loans payable, non-current	100,255	108,150
Employee benefits, non-current	155,978	154,238
TOTAL LIABILITIES	6,557,264	6,714,067

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 shares issued and outstanding	21	21
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 164,596,688 and 161,595,511 shares issued and outstanding, respectively	164,597	161,595
Additional paid in capital	31,784,606	31,136,120
Accumulated deficit	(24,867,580)	(24,504,395)
Accumulated other comprehensive loss	(32,753)	(33,557)
Equity attributable to stockholders of iQSTEL Inc.	7,048,901	6,759,794
Deficit attributable to noncontrolling interests	(719,241)	(924,377)
TOTAL STOCKHOLDERS' EQUITY	6,329,660	5,835,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,886,924	$12,549,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenues	$24,666,529	$19,419,311
Cost of revenue	23,449,793	18,935,251
Gross profit	1,216,736	484,060

Operating expenses
General and administration	1,534,266	989,498
Total operating expenses	1,534,266	989,498

Operating loss	(317,530)	(505,438)

Other income (expense)
Other income	—	24,159
Other expenses	(33,954)	(28,564)
Interest expense	(3,645)	(14,888)
Change in fair value of derivative liabilities	196,307	—
Total other income (expense)	158,708	(19,293)

Net loss before provision for income taxes	(158,822)	(524,731)
Income taxes	—	—
Net loss	(158,822)	(524,731)
Less: Net income attributable to noncontrolling interests	204,363	30,239
Net loss attributable to stockholders of iQSTEL Inc.	$(363,185)	$(554,970)

Comprehensive income (loss)
Net loss	$(158,822)	$(524,731)
Foreign currency adjustment	1,577	(384)
Total comprehensive (loss)	$(157,245)	$(525,115)
Less: Comprehensive income attributable to noncontrolling interests	205,136	30,051
Net comprehensive (loss) attributable to stockholders of iQSTEL Inc.	$(362,381)	$(555,166)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	164,034,479	147,539,580

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417

Common stock issued for warrant exercises	—	—	—	—	2,941,177	2,942	397,058	—	—	400,000	—	400,000
Common stock issued for compensation	—	—	—	—	60,000	60	11,170	—	—	11,230	—	11,230
Resolution of derivative liabilities upon exercise of warrants	—	—	—	—	—	—	240,258	—	—	240,258	—	240,258
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	804	804	773	1,577
Net income (loss)	—	—	—	—	—	—	—	(363,185)	—	(363,185)	204,363	(158,822)
Balance - March 31, 2023	10,000	$10	21,000	$21	164,596,688	$164,597	$31,784,606	$(24,867,580)	$(32,753)	$7,048,901	$(719,241)	$6,329,660

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ Deficit
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$(18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

Common stock issued for cash	—	—	—	—	2,000,000	2,000	998,000	—	—	1,000,000	—	1,000,000
Common stock issued for compensation	—	—	—	—	60,000	60	41,079	—	—	41,139	—	41,139
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(196)	(196)	(188)	(384)
Net income (loss)	—	—	—	—	—	—	—	(554,970)	—	(554,970)	30,239	(524,731)
Balance - March 31, 2022	10,000	$10	21,000	$21	149,537,358	$149,537	$26,882,061	$(19,091,891)	$(36,854)	$7,902,884	$(965,962)	$6,936,922

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,822)	$(524,731)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	11,230	41,139
Depreciation and amortization	34,060	33,547
Amortization of debt discount	—	7,407
Change in fair value of derivative liabilities	(196,307)	—
Changes in operating assets and liabilities:
Accounts receivable	564,365	(87,361)
Prepaid and other current assets	(16,204)	24,677
Due from related party	5,131	23,316
Accounts payable	537,667	73,445
Other current liabilities	(583,957)	(39,091)
Net cash provided by (used in) operating activities	197,163	(447,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(63,247)	(24,918)
Payment of loan receivable - related party	(80,000)	—
Collection of amounts due from related parties	300	—
Net cash used in investing activities	(142,947)	(24,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of loans payable	(9,006)	(232,018)
Proceeds from common stock issued	—	1,100,000
Proceeds from exercise of warrants	400,000	—
Proceeds from issuance of common stock purchase options	—	500,000
Net cash provided by financing activities	390,994	1,367,982

Effect of exchange rate changes on cash	2,627	(3,181)

Net change in cash	447,837	892,231
Cash, beginning of period	1,329,389	3,334,813
Cash, end of period	$1,777,226	$4,227,044

Supplemental cash flow information
Cash paid for interest	$—	$3,333
Cash paid for taxes	$—	$—

Non-cash transactions:
Resolution of derivative liabilities upon exercise of warrants	$240,258	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2023

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC (“Etelix”), SwissLink Carrier AG (“Swisslink”), ITSBCHAIN, LLC (“ItsBchain”), QGLOBAL SMS, LLC (“QGlobal”), IoT Labs, LLC (“IoT Labs”), Global Money One Inc. (“Global Money One”), Whisl Telecom LLC (“Whisl”) and Smartbiz Telecom LLC (“Smartbiz”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at March 31, 2023 and December 31, 2022.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. Under the expected credit loss model, the Company reviews its allowance for doubtful accounts daily and past due balances over 60 days and a specified amount are reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the three months ended March 31, 2023 and 2022, the Company recorded no bad debt expense.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share,” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock, and it was excluded from the computation of diluted net loss per share as the result was anti-dilutive for the three months ended March 31, 2023 and 2022.

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

During the three months ended March 31, 2023, 12 customers represented 86% of our revenue compared to 4 customers representing 86% of our revenue for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, 62% and 64% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black-Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022.  The Company adopted this accounting pronouncement on January 1, 2023 and it did not have any impact to its financial statements.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Other receivable	$129,967	$120,139
Prepaid expenses	20,450	26,600
Advance payment	21,000	21,000
Tax receivable	394	389
Deposit for acquisition of asset	362,000	357,500
Security deposit	20,000	20,000
Process costing	9,410	—
Total prepaid and other current assets	$563,221	$545,628

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Telecommunication equipment	$332,944	$317,958
Telecommunication software	693,006	640,566
Other equipment	99,192	99,126
Total property and equipment	1,125,142	1,057,650
Accumulated depreciation and amortization	(692,023)	(656,629)
Total property and equipment	$433,119	$401,021

Depreciation expense for the three months ended March 31, 2023 and 2022 amounted to $34,060 and $33,547, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,		Interest
	2023	2022	Term	rate
Martus	$95,407	$94,342	Note was issued on October 23, 2018 and due on January 2, 2024	5.0%
Darlene Covid19	100,255	108,150	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Total	195,662	202,492
Less: Unamortized debt discount	—	—
Total loans payable	195,662	202,492
Less: Current portion of loans payable	(95,407)	(94,342)
Long-term loans payable	$100,255	$108,150

Loans payable - related parties as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,		Interest
	2023	2022	Term	rate
49% of Shareholder of SwissLink	$19,870	$19,649	Note is due on demand	0%
49% of Shareholder of SwissLink	218,740	216,300	Note is due on demand	5%
Total	238,610	235,949
Less: Current portion of loans payable	238,610	235,949
Long-term loans payable	$—	$—

During the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $3,645 and $7,481 and recognized amortization of discount, included in interest expense, of $0 and $7,407 , respectively.

NOTE 7 – WARRANTS

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

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Warrants	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2022	23,112,575	$0.17	0.75
Granted	—	—	—
Increase in number of warrants by VWAP	5,262,465	0.14	—
Exercised	(2,941,177)	0.14	0.70
Forfeited/canceled	—	—	—
Outstanding, March 31, 2023	25,433,863	$0.14	0.50

NOTE 8 – DERIVATIVE LIABILITIES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815, “Derivatives and Hedging,” requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the three months ended March 31, 2023 and year ended December 31, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three months ended March 31, 2023	Year ended December 31, 2022
Expected term	0.50 - 0.70 years	0.75 - 1.49 years
Expected average volatility	77% - 81%	83% - 152%
Expected dividend yield	—	—
Risk-free interest rate	4.67% - 4.94%	0.06% - 4.73%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2023 and 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$1,357,787

Settled on issuance of common stock	(240,258)
Change in fair value of the warrant	(196,307)
Balance - March 31, 2023	$921,222

The following table summarizes the change in fair value of derivative liabilities included in the income statement for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended
	March 31,
	2023	2022
Addition of new derivatives recognized as loss on derivatives	$—	$—
Revaluation of derivative liabilities	(196,307)	—
Change in fair value of derivative liabilities	$(196,307)	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

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

As of March 31, 2023 and December 31, 2022, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, 21,000 shares of Series B Preferred Stock were issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, no Series C Preferred Stock was issued or outstanding.

Common Stock

During the three months ended March 31, 2023, the Company issued 3,001,177 shares of common stock, valued at fair market value on issuance as follows:

•	60,000 shares for compensation to our directors valued at $11,230
•	2,941,177 shares for exercise of warrants for $400,000

As of March 31, 2023 and December 31, 2022, 164,596,688 and 161,595,511 shares of common stock were issued and outstanding, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due from related party

As of March 31, 2023 and December 31, 2022, the Company had amounts due from related parties of $400,893 and $326,324, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of March 31, 2023 and December 31, 2022, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the three months ended March 31, 2023 and 2022, the Company recorded management salaries of $144,000 and stock-based compensation bonuses of $11,230 and $41,139, respectively.

As of March 31, 2023 and December 31, 2022, the Company recorded and accrued management salaries of $104,628 and $79,628, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the three months ended March 31, 2023 and 2022, the Company incurred rent expense of $900 and $20,150, respectively.

NOTE 12 - SEGMENTS

At December 31, 2022 and 2021, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three months ended March 31, 2023 and 2022:

Three months ended March 31, 2023

NOTE 12 - SEGMENT - Schedule of Operating Activities by Geographic Segment

	USA	Switzerland	Elimination	Total
Revenues	$24,847,671	1,347,435	$(1,528,577)	$24,666,529
Cost of revenue	23,825,886	1,152,484	(1,528,577)	23,449,793
Gross profit	1,021,785	194,951	—	1,216,736

Operating expenses
General and administration	1,350,956	183,310	—	1,534,266

Operating (loss) income	(329,171)	11,641	—	(317,530)

Other income (expense)	174,955	(16,247)	—	158,708

Net loss	$(154,216)	$(4,606)	$—	$(158,822)

Three months ended March 31, 2022

	USA	Switzerland	Elimination	Total
Revenues	$18,475,113	1,026,080	$(81,882)	$19,419,311
Cost of revenue	18,193,952	823,181	(81,882)	18,935,251
Gross profit	281,161	202,899	—	484,060

Operating expenses
General and administration	781,300	208,198	—	989,498

Operating (loss)	(500,139)	(5,299)	—	(505,438)

Other (expense) income	(29,841)	10,548	—	(19,293)

Net (loss) income	$(529,980)	$5,249	$—	$(524,731)

Asset Information

The following table shows asset information by geographic segment as of March 31, 2023 and December 31, 2022:

March 31, 2023	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,419,124	$1,235,556	$(917,713)	$6,736,967
Non-current assets	$11,631,453	$703,066	$(6,184,562)	$6,149,957
Liabilities
Current liabilities	$5,378,018	$1,840,726	$(917,713)	$6,301,031
Non-current liabilities	$—	$256,233	$—	$256,233

December 31, 2022	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,496,354	$1,172,889	$(1,232,653)	$6,436,590
Non-current assets	$11,646,662	$650,794	$(6,184,562)	$6,112,894
Liabilities
Current liabilities	$5,967,729	$1,716,603	$(1,232,653)	$6,451,679
Non-current liabilities	$—	$262,388	$—	$262,388

NOTE 13 – SUBSEQUENT EVENTS.

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

The Company has an extensive portfolio of products and services for its clients such as: SMS, VoIP, 4G & 5G international infrastructure connectivity, Cloud-PBX, OmniChannel Marketing, IoT services, blockchain and payment solutions. These services are grouped within four business divisions: Telecom, Fintech, Electric vehicles and Metaverse.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2023 was $24,666,529, compared with $19,419,311 for the three months ended March 31, 2022. These numbers reflect an increase of 27.02% quarter over quarter on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

Subsidiary	Revenue Three Months Ended March 31, 2023	Revenue Three Months Ended March 31, 2022
Etelix.com USA, LLC	$4,348,986	$5,914,300
SwissLink Carrier AG	1,275,285	1,026,080
QGlobal LLC	85,051	109,196
IoT Labs LLC	15,261,282	12,369,735
Whisl	304,686	—
Smartbiz	3,391,240	—
	$24,666,529	$19,419,311

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2023 increased to $23,449,793, compared with $18,935,251 for the three months ended March 31, 2022.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

Subsidiary	Cost of Revenue Three Months Ended March 31, 2023	Cost of Revenue Three Months Ended March 31, 2022
Etelix.com USA, LLC	$3,764,473	$5,804,495
SwissLink Carrier AG	1,103,857	823,181
QGlobal LLC	51,549	89,998
IoT Labs LLC	14,878,901	12,217,577
Whisl	567,719	—
Smartbiz	3,083,294	—
	$23,449,793	$18,935,251

Our cost of revenue consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in vendor’s network.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above. We have reached a higher volume of sales and every additional unit sold (minutes and SMS) has its corresponding termination cost.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, was $1,216,736 for the three months ended March 31, 2023 compared to $484,060 for the three months ended March 31, 2022. This represents an increase of 151.36% in the gross margin quarter over quarter.

But more importantly, the Gross Margin in terms of percentage of Revenue was 2.49% for the three months ended March 31, 2022 compared to 4.93% for the three months ended March 31, 2023, representing an increase of 98% quarter over quarter.

Operating Expenses

Operating expenses increased to $1,534,266 for the three months ended March 31, 2023 from $989,498 for the three months ended March 31, 2022. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2023	2022
Salaries, Wages and Benefits	$459,130	$325,628
Technology	124,215	45,160
Professional Fees	450,487	323,315
Legal and Regulatory	60,495	10,699
Travel and Events	24,361	7,561
Public Cost	10,445	9,556
Advertising	287,126	76,878
Bank Services and Fees	7,756	29,457
Depreciation and Amortization	34,060	33,547
Office, Facility and Other	62,978	86,558
Insurance	1,983	—

Sub Total	1,523,039	948,359

Stock-based compensation	11,230	41,139
Total Operating Expense	$1,534,266	$989,498

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2023 compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Difference
iQSTEL	$664,552	$537,032	$127,520
Etelix	105,286	103,292	1,994
SwissLink	183,309	208,197	-24,888
ItsBchain	11,789	254	11,535
QGlobal	63,875	28,137	35,738
IoT Labs	62,806	59,158	3,648
Global Money One	43,449	53,428	-9,979
Whisl	154,440	—	154,440
Smartbiz	244,760	—	244,760
	$1,534,266	$989,498	$544,768

The most significant differences are: (1) the increase in Salaries, wages and benefits primarily due to an increment in the headcount related to Whisl and Smartbiz; (2) the increases in technology expenses related to the deployment and upgrade of the Switching platform; and (3) the increase in Advertising expenses.

Operating Income

The Company showed negative Operating Income for the three months ended March 31, 2023 of $317,530 compared with a negative result of $505,438 for the three months ended March 31, 2022.

Even though the Company showed a negative Operating Income, the number shows a trend of significant improvement year over year.

Our Telecom Division, which is the one generating revenue at the present time, has a positive Operating Income. The expenses of our Pre-revenue companies are set at the minimum required to finish the development of the product/services prior to market launch. Management implemented a process that intends to reduce future general and administrative expenses of iQSTEL to a maximum of $400,000 per quarter.

		Pre revenue companies
	Telecom Division	ItsBchain	Global Money One	iQSTEL	Consolidated
Revenues	$24,666,529	—	—	—	24,666,529
Cost of revenue	23,449,793	—	—	—	23,449,793
Gross profit	1,216,736	—	—	—	1,216,736

Operating expenses
General and administration	814,477	11,789	43,449	664,552	1,534,266
Total operating expenses	814,477	11,789	43,449	664,552	1,534,266

Operating income/(loss)	$402,260	(11,789)	(43,449)	(664,552)	(317,530)

Other Expenses/Other Income

We had other income of $158,708 for the three months ended March 31, 2023, as compared with other expenses of $19,293 for the same period ended 2022. The increase in other income is largely due to the positive change in fair value of derivative liabilities.

Net Loss

We finished the three months ended March 31, 2023 with a net loss attributable to shareholders of iQSTEL Inc. of $363,185, as compared to a loss of $554,970 during the three months ended March 31, 2022. When comparing the results year over year, these numbers show a significant improvement, as the fundamentals of the Company are getting stronger quarter after quarter leading to our goal of generating positive net income.

Liquidity and Capital Resources

As of March 31, 2023, we had total current assets of $6,736,967 and current liabilities of $6,301,031, resulting in a positive working capital of $435,936 and a current ratio of approximately 1.07 to 1. This compares to a negative working capital of $15,089 at December 31, 2022.

Our operating activities provided $197,163 in the three months ended March 31, 2023 as compared with $447,652 used in operating activities in the three months ended March 31, 2022. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Investing activities used $142,947 for the three months ended March 31, 2023 compared with $24,918 for the three months ended March 31, 2022. Uses of funds on investing activities in 2023 were primarily the acquisition of property and equipment and the issuance of a related party loan.

Financing activities provided $390,994 in the three months ended March 31, 2023 compared with $1,367,982 provided in the three months ended March 31, 2022. Our positive financing cash flow in 2023 was largely the result of the net proceeds from the execution of the Option shares in the amount of $400,000.

Our current financial condition has improved significantly. However, we intend to fund operations through increased sales and debt and/or equity financing arrangements, to strengthen our liquidity and capital resources. The Company has received the qualification of an Offering Statement under Form S-1 for the sale of up to 10,000,000 shares of common stock. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2023.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2023. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 14, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended March 31, 2023, the Company issued 3,001,177 shares of common stock, valued at fair market value on issuance as follows:

•	60,000 shares for compensation to our directors valued at $11,230
•	2,941,177 shares for exercise of warrants for $400,000

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
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 15, 2023 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

