Form 10-Q
period 2023-06-30
iQSTEL Inc
filed 2023-08-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 166,382,571 common shares as of August 14, 2023

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited);
F-3	Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as of June 30, 2023 and 2022.
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$1,126,770	$1,329,389
Accounts receivable, net	4,944,938	4,209,125
Inventory	28,119	26,124
Due from related parties	426,529	326,324
Prepaid and other current assets	571,360	545,628
Total Current Assets	7,097,716	6,436,590

Property and equipment, net	473,534	401,021
Intangible asset	99,592	99,592
Goodwill	5,172,146	5,172,146
Deferred tax assets	454,704	440,135
Other asset	54,469	—
TOTAL ASSETS	$13,352,161	$12,549,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,702,104	2,254,636
Accrued and other current liabilities	2,660,369	2,482,352
Due to related parties	26,613	26,613
Loans payable - net of discount of $11,250 and $0, respectively	251,215	94,342
Loans payable - related parties	243,759	235,949
Convertible note - net of discount of $31,284 and $0, respectively	253,476	—
Derivative liabilities	774,954	1,357,787
Total Current Liabilities	6,912,490	6,451,679

Loans payable, non-current	102,418	108,150
Employee benefits, non-current	159,344	154,238
TOTAL LIABILITIES	7,174,252	6,714,067

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 21,000 shares issued and outstanding	21	21
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 164,656,688 and 161,595,511 shares issued and outstanding, respectively	164,657	161,595
Additional paid in capital	31,791,446	31,136,120
Accumulated deficit	(25,081,525)	(24,504,395)
Accumulated other comprehensive loss	(31,226)	(33,557)
Equity attributed to stockholders of iQSTEL Inc.	6,843,383	6,759,794
Deficit attributable to noncontrolling interests	(665,474)	(924,377)
TOTAL STOCKHOLDERS' EQUITY	6,177,909	5,835,417
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,352,161	$12,549,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues	$32,824,829	$23,699,716	$57,491,358	$43,119,027
Cost of revenue	32,040,363	22,853,442	55,490,156	41,788,693
Gross profit	784,466	846,274	2,001,202	1,330,334

Operating expenses
General and administration	1,037,184	1,144,452	2,571,450	2,133,950
Total operating expenses	1,037,184	1,144,452	2,571,450	2,133,950

Operating loss	(252,718)	(298,178)	(570,248)	(803,616)

Other income (expense)
Other income	4,264	10,125	519	(4,628)
Other expenses	(39,355)	6,432	(73,209)	16,780
Interest expense	(20,103)	(3,836)	(20,103)	(18,724)
Change in fair value of derivative liabilities	146,268	—	342,575	—
Total other income (expense)	91,074	12,721	249,782	(6,572)

Net loss before provision for income taxes	(161,644)	(285,457)	(320,466)	(810,188)
Income taxes	—	—	—	—
Net loss	(161,644)	(285,457)	(320,466)	(810,188)
Less: Net income attributable to noncontrolling interests	52,301	65,723	256,664	95,962
Net loss attributed to stockholders of iQSTEL Inc.	$(213,945)	$(351,180)	$(577,130)	$(906,150)

Comprehensive income (loss)
Net loss	$(161,644)	$(285,457)	$(320,466)	$(810,188)
Foreign currency adjustment	2,993	(1,023)	4,570	(1,407)
Total comprehensive loss	(158,651)	$(286,480)	$(315,896)	$(811,595)
Less: Comprehensive income attributable to noncontrolling interests	53,767	65,222	258,903	95,273
Net comprehensive loss attributed to stockholders of iQSTEL Inc.	$(212,418)	$(351,702)	$(574,799)	$(906,868)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	164,636,688	150,835,665	164,346,860	149,196,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417

Common stock issued for warrant exercises	—	—	—	—	2,941,177	2,942	397,058	—	—	400,000	—	400,000
Common stock issued for compensation	—	—	—	—	60,000	60	11,170	—	—	11,230	—	11,230
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	240,258	—	—	240,258	—	240,258
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	804	804	773	1,577
Net income (loss)	—	—	—	—	—	—	—	(363,185)	—	(363,185)	204,363	(158,822)
Balance - March 31, 2023	10,000	$10	21,000	$21	164,596,688	$164,597	$31,784,606	$(24,867,580)	$(32,753)	$7,048,901	$(719,241)	$6,329,660

Common stock issued for compensation	—	—	—	—	60,000	60	6,840	—	—	6,900	—	6,900
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,527	1,527	1,466	2,993
Net income (loss)	—	—	—	—	—	—	—	(213,945)	—	(213,945)	52,301	(161,644)
Balance - June 30, 2023	10,000	$10	21,000	$21	164,656,688	$164,657	$31,791,446	$(25,081,525)	$(31,226)	$6,843,383	$(665,474)	$6,177,909

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ Deficit
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$(18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

Common stock issued for cash	—	—	—	—	2,000,000	2,000	998,000	—	—	1,000,000	—	1,000,000
Common stock issued for compensation	—	—	—	—	60,000	60	41,079	—	—	41,139	—	41,139
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(196)	(196)	(188)	(3840
Net income (loss)	—	—	—	—	—	—	—	(554,970)	—	(554,970)	30,239	(524,731)
Balance - March 31, 2022	10,000	$10	21,000	$21	149,537,358	$149,537	$26,882,061	$(19,091,891)	$(36,854)	$7,902,884	$(965,962)	$6,936,922

Common stock issued for compensation	—	—	—	—	60,000	60	30,430	—	—	30,490	—	30,490
Common stock issued and to be issued for acquisition of subsidiaries	—	—	—	—	1,461,653	1,462	1,548,538	—	—	1,550,000	(33,056)	1,516,944
Common stock issued for asset acquisition	—	—	—	—	500,000	500	324,500	—	—	325,000	—	325,000
Common stock payable	—	—	—	—	—	—	18,900	—	—	18,900	—	18,900
Issuance of common stock purchase option	—	—	—	—	—	—	500,000	—	—	500,000	—	500,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(522)	(522)	(501)	(1,023)
Net income (loss)	—	—	—	—	—	—	—	(351,180)	—	(351,180)	65,723	(285,457)
Balance - June 30, 2022	10,000	$10	21,000	$21	151,559,011	$151,559	$29,304,429	$(19,443,071)	$(37,376)	$9,975,572	$(933,796)	$9,041,776

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(320,466)	$(810,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	18,130	90,529
Depreciation and amortization	68,488	62,371
Amortization of debt discount	7,226	7,407
Change in fair value of derivative liabilities	(342,575)	—
Changes in operating assets and liabilities:
Accounts receivable	(589,928)	(910,284)
Inventory	(1,995)	—
Prepaid and other current assets	(75,867)	(6,977)
Due from related parties	46,631	47,832
Accounts payable	1,144,422	49,794
Accrued and other current liabilities	(675,466)	34,224
Net cash used in operating activities	(721,400)	(1,435,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	(1,564,132)
Purchase of property and equipment	(132,249)	(47,223)
Advances of loan receivable - related parties	(149,537)	(1,000)
Collection of amounts due from related parties	2,700	100
Net cash used in investing activities	(279,086)	(1,612,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	150,000	—
Repayments of loans payable	(9,006)	(232,018)
Proceeds from common stock issued	—	1,100,000
Proceeds from exercise of warrants	400,000	—
Proceeds from convertible notes	250,000	—
Deposit for option	—	500,000
Net cash provided by financing activities	790,994	1,367,982

Effect of exchange rate changes on cash	6,873	(9,311)

Net change in cash	(202,619)	(1,688,876)
Cash, beginning of period	1,329,389	3,334,813
Cash, end of period	$1,126,770	$1,645,937

Supplemental cash flow information
Cash paid for interest	$6,600	$3,333
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued for asset acquisition	$—	$325,000
Common stock issued for acquisitions of subsidiaries	$—	$1,550,000
Resolution of derivative liabilities upon exercise of warrants	$240,258	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2023

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, under the name of B-Maven Inc. The Company changed its name to PureSnax International, Inc. on September 18, 2015; and more recently it changed its name to iQSTEL Inc. on August 7, 2018.

The Company is a technology company with presence in 13 countries and 56 employees that is offering leading-edge services through its four business divisions.

The Telecom Division, which represents the majority of current operations and which also represents the source for all of the Company’s revenues, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions (www.iotsmartgas.com and www.iotsmarttank.com), and international fiber-optic connectivity through its subsidiaries: Etelix.com USA, LLC, SwissLink Carrier AG, Smartbiz Telecom LLC, Whisl Telecom LLC, IoT Labs, LLC, and QGlobal SMS, LLC.

The Company’s developing Fintech Business Line offers a complete Fintech ecosystem MasterCard Debit Card, US Bank Account (No SSN Needed), Mobile App/Wallet (Remittances, Mobile Top Up). The Company’s Fintech subsidiary, Global Money One Inc., is to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home.

The Company’s developing BlockChain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through its subsidiary, itsBchain, LLC.

The Company’s developing Electric Vehicle (EV) Business Line offers electric motorcycles for work and recreational use in the USA, Spain, Portugal, Panama, Colombia, and Venezuela. EVOSS is also working on the development of an EV Mid Speed Car to serve the niche of the 2nd car in the family.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023.

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

SwissLink translates their records into U.S. dollars as follows:

•	Assets and liabilities at the rate of exchange in effect at the balance sheet date;
•	Equities at historical rate; and
•	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at June 30, 2023 and December 31, 2022.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. Under the expected credit loss model, the Company reviews its allowance for doubtful accounts daily and past due balances over 60 days and a specified amount is reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the six months ended June 30, 2023 and 2022, the Company recorded no bad debt expense.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share,” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding warrants and Series B Preferred stock, and these were excluded from the computation of diluted net loss per share as the result was anti-dilutive for the six months ended June 30, 2023 and 2022.

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

During the six months ended June 30, 2023, 23 customers represented 87% of our revenue compared to 8 customers representing 87% of our revenue for the six months ended June 30, 2022.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Other receivable	$153,918	$120,139
Prepaid expenses	14,040	26,600
Advance payment	21,000	21,000
Tax receivable	402	389
Deposit for acquisition of asset	362,000	357,500
Security deposit	20,000	20,000
	$571,360	$545,628

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Telecommunication equipment	$349,064	$317,958
Telecommunication software	754,074	640,566
Other equipment	99,487	99,126
Total property and equipment	1,202,625	1,057,650
Accumulated depreciation and amortization	(729,091)	(656,629)
Total property and equipment	$473,534	$401,021

Depreciation expense for the six months ended June 30, 2023 and 2022 amounted to $68,488 and $62,371, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,		Interest
	2023	2022	Term	rate
Martus	$97,465	$94,342	Note was issued on October 23, 2018 and due on January 2, 2024	5.0%
Darlene Covid19	102,418	108,150	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Promissory note payable	165,000	—	Note was issued April 4, 2023 and due on April 4, 2024	24.0%
Total	364,883	202,492
Less: Unamortized debt discount	(11,250)	—
Total loans payable	353,633	202,492
Less: Current portion of loans payable	(251,215)	(94,342)
Long-term loans payable	$102,418	$108,150

Loans payable - related parties as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,		Interest
	2023	2022	Term	rate
49% of Shareholder of SwissLink	$20,299	$19,649	Note is due on demand	0%
49% of Shareholder of SwissLink	223,460	216,300	Note is due on demand	5%
Total	243,759	235,949
Less: Current portion of loans payable	243,759	235,949
Long-term loans payable	$—	$—

During the six months ended June 30, 2023, the Company borrowed from a third party totaling $165,000, which includes original issue discount and financing costs of $15,000.

During the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $9,460 and $18,724 and recognized amortization of discount, included in interest expense, of $3,750 and $7,407, respectively.

NOTE 7 – CONVERTIBLE NOTE

During the six months ended June 30, 2023, the Company borrowed from a third party totaling $284,760, which includes original issue discount and financing costs of $34,760. The note is due on June 1, 2024 and a one-time interest charge of 12% shall be applied. Accrued, unpaid interest and outstanding principal shall be paid in 10 payments each in the amount of $31,893.10. The first payment shall be due on July 16, 2023. The note is convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

During the six months ended June 30, 2023, the Company recorded interest expense of $3,417 and recognized amortization of discount, included in interest expense, of $3,476.

NOTE 8 – WARRANTS

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

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Warrants	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2022	23,112,575	$0.17	0.75
Granted	—	—	—
Increase in number of warrants by VWAP	5,262,465	0.14	—
Exercised	(2,941,177)	0.14	0.70
Forfeited/canceled	—	—	—
Outstanding, June 30, 2023	25,433,863	$0.14	0.25

NOTE 9 – DERIVATIVE LIABILITIES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815, “Derivatives and Hedging,” requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the six months ended June 30, 2023 and year ended December 31, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year ended
	June 30	December 31,
	2023	2022
Expected term	0.25 - 0.75 years	0.75 - 1.49 years
Expected average volatility	77% - 118%	83% - 152%
Expected dividend yield	—	—
Risk-free interest rate	4.67% - 5.43%	0.06% - 4.73%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2023 and 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$1,357,787

Settled on issuance of common stock	(240,258)
Change in fair value of the warrant	(342,575)
Balance – June 30, 2023	$774,954

The following table summarizes the change in fair value of derivative liabilities included in the income statement for the six months ended June 30, 2023 and 2022, respectively.

	Six months ended
	June 30,
	2023	2022
Addition of new derivatives recognized as loss on derivatives	$—	$—
Revaluation of derivative liabilities	(342,575)	—
(Gain) on change in fair value of derivative liability	$(342,575)	$—

NOTE 10 – STOCKHOLDERS’ EQUITY

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

As of June 30, 2023 and December 31, 2022, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, 21,000 shares of Series B Preferred Stock were issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, no Series C Preferred Stock was issued or outstanding.

Common Stock

During the six months ended June 30, 2023, the Company issued 3,061,177 shares of common stock, valued at fair market value on issuance as follows:

•	120,000 shares for compensation to our directors valued at $18,130; and
•	2,941,177 shares for exercise of warrants for $400,000.

As of June 30, 2023 and December 31, 2022, 164,656,688 and 161,595,511 shares of common stock were issued and outstanding, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

As of June 30, 2023 and December 31, 2022, the Company had amounts due from related parties of $426,529 and $326,324, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of June 30, 2023 and December 31, 2022, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the six months ended June 30, 2023 and 2022, the Company recorded management salaries of $288,000 and $270,000 and stock-based compensation bonuses of $18,130 and $71,629, respectively.

As of June 30, 2023 and December 31, 2022, the Company recorded and accrued management salaries of $129,627 and $79,628, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the six months ended June 30, 2023 and 2022, the Company incurred rent expense of $2,137 and $38,645, respectively.

NOTE 13 - SEGMENTS

At December 31, 2022 and 2021, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the six months ended June 30, 2023 and 2022:

Three months ended June 30, 2023

	USA	Switzerland	Elimination	Total
Revenues	$32,960,138	1,334,080	$(1,469,389)	$32,824,829
Cost of revenue	32,359,937	1,149,815	(1,469,389)	32,040,363
Gross profit	600,201	184,265	—	784,466

Operating expenses
General and administration	845,485	191,699	—	1,037,184

Operating loss	(245,284)	(7,434)	—	(252,718)

Other income (expense)	98,224	(7,150)	—	91,074

Net loss	$(147,060)	$(14,584)	$—	$(161,644)

Three months ended June 30, 2022

	USA	Switzerland	Elimination	Total
Revenues	$23,059,647	1,236,823	$(596,754)	$23,699,716
Cost of revenue	22,418,046	1,032,150	(596,754)	22,853,442
Gross profit	641,601	204,673	—	846,274

Operating expenses
General and administration	921,793	222,659	—	1,144,452

Operating loss	(280,192)	(17,986)	—	(298,178)

Other income (expense)	13,314	(593)	—	12,721

Net loss	$(266,878)	$(18,579)	$—	$(285,457)

Six months ended June 30, 2023

	USA	Switzerland	Elimination	Total
Revenues	$57,807,809	2,681,515	$(2,997,966)	$57,491,358
Cost of revenue	56,185,823	2,302,299	(2,997,966)	55,490,156
Gross profit	1,621,986	379,216	—	2,001,202

Operating expenses
General and administration	2,196,441	375,009	—	2,571,450

Operating (loss) income	(574,455)	4,207	—	(570,248)

Other income (expense)	273,179	(23,397)	—	249,782

Net loss	$(301,276)	$(19,190)	$—	$(320,466)

Six months ended June 30, 2022

	USA	Switzerland	Elimination	Total
Revenues	$41,534,760	2,262,903	$(678,636)	$43,119,027
Cost of revenue	40,611,998	1,855,331	(678,636)	41,788,693
Gross profit	922,762	407,572	—	1,330,334

Operating expenses
General and administration	1,703,093	430,857	—	2,133,950

Operating loss	(780,331)	(23,285)	—	(803,616)

Other income (expense)	(16,527)	9,955	—	(6,572)

Net loss	$(796,858)	$(13,330)	$—	$(810,188)

Asset Information

The following table shows asset information by geographic segment as of June 30, 2023 and December 31, 2022:

June 30, 2023	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,381,103	$1,425,799	$(709,186)	$7,097,716
Non-current assets	$11,670,900	$768,107	$(6,184,562)	$6,254,445
Liabilities
Current liabilities	$5,519,606	$2,102,070	$(709,186)	$6,912,490
Non-current liabilities	$—	$261,762	$—	$261,762

December 31, 2022	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,496,354	$1,172,889	$(1,232,653)	$6,436,590
Non-current assets	$11,646,662	$650,794	$(6,184,562)	$6,112,894
Liabilities
Current liabilities	$5,967,729	$1,716,603	$(1,232,653)	$6,451,679
Non-current liabilities	$—	$262,388	$—	$262,388

NOTE 14 – SUBSEQUENT EVENTS.

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

Overview

iQSTEL Inc. (the “Company”) (OTC Pink: IQST) (www.iqstel.com) is a technology company with presence in 13 countries and 56 employees that is offering leading-edge services through its four business divisions.

Our Telecom Division, which represents the majority of current operations and which also represents the source for all of our revenues for the financial periods presented in this Prospectus, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions (www.iotsmartgas.com and www.iotsmarttank.com), and international fiber-optic connectivity through its subsidiaries: Etelix (www.etelix.com), SwissLink Carrier (www.swisslink-carrier.com), Smartbiz Telecom (www.smartbiztel.com), Whisl Telecom (www.whisl.com), IoT Labs (www.iotlabs.mx), and QGlobal SMS (www.qglobalsms.com).

Our developing Fintech Business Line (www.globalmoneyone.com) (www.maxmo.vip) offers a complete Fintech ecosystem MasterCard Debit Card, US Bank Account (No SSN Needed), Mobile App/Wallet (Remittances, Mobile Top Up). Our Fintech subsidiary, Global Money One, is to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home.

Our developing BlockChain Platform Business Line (www.itsbchain.com) offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through its subsidiary, itsBchain.

Our developing Electric Vehicle (EV) Business Line (www.evoss.net) offers electric motorcycles for work and recreational use in the USA, Spain, Portugal, Panama, Colombia, and Venezuela. EVOSS is also working on the development of an EV Mid Speed Car to serve the niche of the 2nd car in the family.

The information contained on our websites is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2023 was $32,824,829, compared with $23,699,716 for the three months ended June 30, 2022. These numbers reflect an increase of 38.50% quarter over quarter on our consolidated revenues. Our total revenue reported for the six months ended June 30, 2023 was $57,491,358, compared with $43,119,027 for the six months ended June 30, 2022; an increase of 33.33%.

When looking at the numbers by subsidiary, we have the following breakout for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:

	Revenue for the Three Months Ended June		Revenue for the Six Months Ended June
Subsidiary	2023	2022	2023	2022
Etelix.com USA, LLC	$10,692,139	$6,042,991	$15,041,124	$11,957,291
SwissLink Carrier AG	1,273,004	1,236,823	2,548,289	2,262,903
QGlobal LLC	211,258	46,439	296,309	155,635
IoT Labs LLC	17,215,267	14,393,805	32,476,549	26,763,540
Smartbiz Telecom	2,935,867	921,410	6,327,107	921,410
Whisl Telecom	497,294	1,058,248	801,980	1,058,248
	$32,824,829	$23,699,716	$57,491,358	$43,119,027

The increase in revenue is due to an increment in the commercial efforts and the result of commercial synergies amongst all companies. Third-party revenues recognized at Whisl decreased, as this company further focused its efforts to serve as the platform to develop new business for the other subsidiaries. Intercompany revenues recognized by Whisl that were eliminated during the three and six months ended June 30, 2023 were $814,762 and $1,731,700, respectively.

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenue

Our total cost of revenue for the three months ended June 30, 2023 increased to $32,040,363, compared with $22,853,442 for the three months ended June 30, 2022. Our total cost of revenue for the six months ended June 30, 2023 increased to $55,490,156, compared with $41,788,693 for the six months ended June 30, 2022.

When looking at the numbers by subsidiary, we have the following breakout for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022:

	Cost of Revenue for the Three Months Ended June		Cost of Revenue for the Six Months Ended June
Subsidiary	2023	2022	2023	2022
Etelix.com USA, LLC	$10,019,546	$5,821,776	$13,784,019	$11,626,271
SwissLink Carrier AG	1,055,418	1,032,150	2,159,275	1,855,331
QGlobal LLC	142,330	32,473	193,879	122,471
IoT Labs LLC	17,211,748	14,303,959	32,090,649	26,521,536
Smartbiz Telecom	3,125,835	831,419	6,209,129	831,419
Whisl Telecom	485,486	831,665	1,053,205	831,665
	$32,040,363	$22,853,442	$55,490,156	$41,788,693

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

Gross Margin

The Consolidated Gross Margin for the six months ended June 30, 2023 was 3.48%, which compared to 3.09% for the six months ended June 30, 2022 represents an increase in our consolidated Gross Margin of 12.62%.

Operating Expenses

Operating expenses decreased to $1,037,184 for the three months ended June 30, 2023 from $1,144,452 for the three months ended June 30, 2022. Operating expenses increased to $2,571,450 for the six months ended June 30, 2023 from $2,133,950 for the six months ended June 30, 2022. The detail by major category for the six months ended June 30, 2023 and 2022 is reflected in the table below.

	Six Months Ended June 30,
	2023	2022
Salaries, Wages and Benefits	$881,830	$828,764
Technology	185,975	101,036
Professional Fees	586,726	349,842
Legal & Regulatory	110,179	43,116
Travel & Events	102,356	29,831
Public Cost	18,083	16,832
Advertising	405,537	373,600
Bank Services and Fees	25,709	91,961
Depreciation and Amortization	68,488	62,371
Office, Facility and Other	160,010	164,967
Insurances	8,427	—

Sub Total	2,553,320	2,062,320

Stock-based compensation	18,130	71,630
Total Operating Expense	$2,571,450	$2,133,950

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Difference
iQSTEL	$1,027,793	$1,039,299	$(11,506)
Etelix	207,309	193,587	13,722
Swisslink	375,008	430,856	(55,848)
ItsBchain	22,019	453	21,566
QGlobal	119,035	73,935	45,100
IoT Labs	115,013	119,919	(4,906)
Global Money One	60,799	84,777	(23,978)
Smartbiz Telecom	316,129	55,873	260,256
Whisl Telecom	328,345	135,251	193,094
	$2,571,450	$2,133,950	$437,500

During the six months ended June 30, 2022 we were consolidating Whisl from May 6 to June 30 and Smartbiz from June 1 to June 30 as a result of the Q2 2022 acquisitions. Both subsidiaries were consolidated for the full six-month periods ended June 30, 2023, which explains the significant increase of expenses in those two subsidiaries and the overall increase in the expenses for the six months ended June 30, 2023 compared to the same period in 2022.

Operating Income

The Company showed negative Operating Income for the three months ended June 30, 2023 of $252,718 compared with a negative result of $298,178 for the three months ended June 30, 2022.

The Company showed negative Operating Income for the six months ended June 30, 2023 of $570,248 compared with a negative result of $803,616 for the six months ended June 30, 2022.

The decrease of the numbers for the three and the six-month periods mentioned above shows a positive trend in the operating results, and Company management is forecasting positive operating income for the year ending December 31, 2023.

Our Telecom Division, the division presently generating revenue, has positive Operating Income. The expenses of our pre-revenue companies are set at the minimum required to finish the development of the product/services prior to market launch. Management implemented a process that intends to reduce future general and administrative expenses of iQSTEL to a maximum of $400,000 per quarter.

	Telecom Division		Pre-revenue companies		iQSTEL		Consolidated
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues	32,824,829	57,491,358	—	—	—	—	32,824,829	57,491,358
Cost of revenue	32,040,363	55,490,156	—	—	—	—	32,040,363	55,490,156
Gross profit	784,466	2,001,202	—	—	—	—	784,466	2,001,202

Operating expenses
General and administration	646,362	1,460,839	27,580	82,818	363,241	1,027,793	1,037,183	2,571,450
Total Operating Expenses	646,362	1,460,839	27,580	82,818	363,241	1,027,793	1,037,183	2,571,450

Operating income/(loss)	138,104	540,363	(27,580)	(82,818)	(363,241)	(1,027,793)	(252,717)	(570,248)

Other Expenses/Other Income

We had other income of $91,074 for the three months ended June 30, 2023, as compared with other income of $12,721 for the same period ended 2022. We had other income of $249,782 for the six months ended June 30, 2023, as compared with other expenses of $6,572 for the same period ended 2022. The increase in other income is mainly due to the positive change in the fair value of derivative liabilities.

Net Loss

We finished the three months ended June 30, 2023 with a loss of $161,644, as compared to a loss of $285,457 during the three months ended June 30, 2022. We finished the six months ended June 30, 2023 with a loss of $320,466, as compared to a loss of $810,188 during the six months ended June 30, 2022. When comparing the results year over year, these numbers show a significant improvement, as the fundamentals of the Company are getting stronger quarter after quarter leading to our goal of generating positive net income.

Liquidity and Capital Resources

As of June 30, 2023, we had total current assets of $7,097,716 and current liabilities of $6,912,490, resulting in a positive working capital of $185,226. This compares with the negative working capital of $15,089 at December 31, 2022.

Our operating activities used $721,400 in the six months ended June 30, 2023 as compared with $1,435,292 used in operating activities in the six months ended June 30, 2022. Our negative operating cash flow for both periods is a result of our net loss and changes in operating assets and liabilities.

Investing activities used $279,086 for the six months ended June 30, 2023 compared to $1,612,255 used during the same period of year 2022. For the six months ended June 30, 2023 the uses of funds in investing activities consisted primarily of the purchases of property and equipment for $132,249 and Payment of loan receivable - related parties for $149,537.

Financing activities provided $790,994 in the six months ended June 30, 2023 compared with $1,367,982 provided in the six months ended June 30, 2022. Our positive financing cash flow in 2023 is mainly the result of proceeds from loans, warrant exercises, and proceeds from convertible notes. Our positive financing cash flow in 2022 is mainly the result of proceeds from the issuance of common stock and the payment of an option.

Our cash balance as of June 30, 2023 was $1,126,770 compared to $1,329,389 at December 31, 2022.

Our current financial condition has improved significantly with a positive working capital. However, we intend to fund operations through increased sales and debt and/or equity financing arrangements to strengthen our liquidity and capital resources. We also plan to seek additional financing in public and private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2023.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2023. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 14, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

During the six months ended June 30, 2023, the Company issued 3,061,177 shares of common stock, valued at fair market value on issuance as follows:

•	120,000 shares for compensation to our directors valued at $18,130; and
•	2,941,177 shares for exercise of warrants for $400,000.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2023 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

