Form 10-Q
period 2023-09-30
iQSTEL Inc
filed 2023-11-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 171,529,630 common shares as of November 14, 2023

2

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited);
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as for the three and nine months ended September 30, 2023; and 2022.
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$2,001,320	$1,329,389
Accounts receivable, net	7,635,615	4,209,125
Inventory	27,121	26,124
Due from related parties	427,194	326,324
Prepaid and other current assets	1,696,944	545,628
Total Current Assets	11,788,194	6,436,590

Property and equipment, net	463,036	401,021
Intangible asset	99,592	99,592
Goodwill	5,172,146	5,172,146
Deferred tax assets	444,504	440,135
Other asset	156,388	—
TOTAL ASSETS	$18,123,860	$12,549,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	4,014,529	2,254,636
Accrued and other current liabilities	5,204,219	2,482,352
Due to related parties	26,613	26,613
Loans payable - net of discount of $7,500 and $0, respectively	252,779	94,342
Loans payable - related parties	238,291	235,949
Convertible note - net of discount of $20,856 and $0, respectively	177,666	—
Derivative liabilities	—	1,357,787
Total Current Liabilities	9,914,097	6,451,679

Loans payable, non-current	91,018	108,150
Employee benefits, non-current	155,909	154,238
TOTAL LIABILITIES	10,161,024	6,714,067

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding, respectively	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 31,080 and 21,000 shares issued and outstanding, respectively	31	21
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 170,231,395 and 161,595,511 shares issued and outstanding, respectively	170,232	161,595
Additional paid in capital	34,350,837	31,136,120
Accumulated deficit	(25,960,018)	(24,504,395)
Accumulated other comprehensive loss	(33,485)	(33,557)
Equity attributed to stockholders of iQSTEL Inc.	8,527,607	6,759,794
Deficit attributable to noncontrolling interests	(564,771)	(924,377)
TOTAL STOCKHOLDERS' EQUITY	7,962,836	5,835,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,123,860	$12,549,484

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues	$39,757,203	$21,936,634	$97,248,561	$65,055,661
Cost of revenue	38,728,682	20,621,674	94,218,838	62,410,367
Gross profit	1,028,521	1,314,960	3,029,723	2,645,294

Operating expenses
General and administration	957,768	1,256,147	3,529,218	3,390,097
Total operating expenses	957,768	1,256,147	3,529,218	3,390,097

Operating income (loss)	70,753	58,813	(499,495)	(744,803)

Other income (expense)
Other income	2,607	43,219	3,126	38,591
Other expenses	(32,505)	(71,027)	(105,714)	(54,247)
Interest expense	(34,219)	(3,693)	(54,322)	(22,417)
Change in fair value of derivative liabilities	39,273	—	381,848	—
Total other income (expense)	(24,844)	(31,501)	224,938	(38,073)

Net income (loss) before provision for income taxes	45,909	27,312	(274,557)	(782,876)
Income taxes	—	—	—	—
Net income (loss)	45,909	27,312	(274,557)	(782,876)
Less: Net income attributable to noncontrolling interests	107,922	96,175	364,586	192,137
Net loss attributed to iQSTEL Inc.	$(62,013)	$(68,863)	$(639,143)	$(975,013)

Dividend on Series B Preferred Stock	(816,480)	—	(816,480)	—
Net loss attributed to stockholders of iQSTEL Inc.	$(878,493)	$(68,863)	$(1,455,623)	$(975,013)

Comprehensive income (loss)
Net income (loss)	$45,909	$27,312	$(274,557)	$(782,876)
Foreign currency adjustment	(4,428)	(1,096)	142	(2,503)
Total comprehensive income (loss)	$41,481	$26,216	$(274,415)	$(785,379)
Less: Comprehensive income attributable to noncontrolling interests	105,753	95,638	364,656	190,911
Net comprehensive loss attributed to iQSTEL Inc.	$(64,272)	$(69,422)	$(639,071)	$(976,290)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	168,185,122	151,750,426	165,640,341	150,057,315

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417

Common stock issued for warrant exercises	—	—	—	—	2,941,177	2,942	397,058	—	—	400,000	—	400,000
Common stock issued for compensation	—	—	—	—	60,000	60	11,170	—	—	11,230	—	11,230
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	240,258	—	—	240,258	—	240,258
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	804	804	773	1,577
Net income (loss)	—	—	—	—	—	—	—	(363,185)	—	(363,185)	204,363	(158,822)
Balance - March 31, 2023	10,000	$10	21,000	$21	164,596,688	$164,597	$31,784,606	$(24,867,580)	$(32,753)	$7,048,901	$(719,241)	$6,329,660

Common stock issued for compensation	—	—	—	—	60,000	60	6,840	—	—	6,900	—	6,900
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,527	1,527	1,466	2,993
Net income (loss)	—	—	—	—	—	—	—	(213,945)	—	(213,945)	52,301	(161,644)
Balance - June 30, 2023	10,000	$10	21,000	$21	164,656,688	$164,657	$31,791,446	$(25,081,525)	$(31,226)	$6,843,383	$(665,474)	$6,177,909

Series B Preferred stock issued as dividend	—	—	10,080	10	—	—	816,470	(816,480)	—	—	—	—
Common stock issued for compensation	—	—	—	—	60,000	60	12,755	—	—	12,815	—	12,815
Common stock issued for warrant exercises	—	—	—	—	5,514,707	5,515	994,485	—	—	1,000,000	—	1,000,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	735,681	—	—	735,681	—	735,681
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5,050)	(5,050)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2,259)	(2,259)	(2,169)	(4,428)
Net income (loss)	—	—	—	—	—	—	—	(62,013)	—	(62,013)	107,922	45,909
Balance - September 30, 2023	10,000	$10	31,080	$31	170,231,395	$170,232	$34,350,837	$(25,960,018)	$(33,485)	$8,527,607	$(564,771)	$7,962,836

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ Equity
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$(18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

Common stock issued for cash	—	—	—	—	2,000,000	2,000	998,000	—	—	1,000,000	—	1,000,000
Common stock issued for compensation	—	—	—	—	60,000	60	41,079	—	—	41,139	—	41,139
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(196)	(196)	(188)	(384)
Net income (loss)	—	—	—	—	—	—	—	(554,970)	—	(554,970)	30,239	(524,731)
Balance - March 31, 2022	10,000	$10	21,000	$21	149,537,358	$149,537	$26,882,061	$(19,091,891)	$(36,854)	$7,902,884	$(965,962)	$6,936,922

Common stock issued for compensation	—	—	—	—	60,000	60	30,430	—	—	30,490	—	30,490
Common stock issued and to be issued for acquisition of subsidiaries	—	—	—	—	1,461,653	1,462	1,548,538	—	—	1,550,000	(33,056)	1,516,944
Common stock issued for asset acquisition	—	—	—	—	500,000	500	324,500	—	—	325,000	—	325,000
Common stock payable	—	—	—	—	—	—	18,900	—	—	18,900	—	18,900
Warrant granted	—	—	—	—	—	—	500,000	—	—	500,000	—	500,000
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(522)	(522)	(501)	(1,023)
Net income (loss)	—	—	—	—	—	—	—	(351,180)	—	(351,180)	65,723	(285,457)
Balance - June 30, 2022	10,000	$10	21,000	$21	151,559,011	$151,559	$29,304,429	$(19,443,071)	$(37,376)	$9,975,572	$(933,796)	$9,041,776

Common stock issued for compensation	—	—	—	—	60,000	60	20,440	—	—	20,500	—	20,500
Common stock issued for settlement of debt	—	—	—	—	161,367	161	80,513	—	—	80,674	—	80,674
Common stock issued for asset acquisition	—	—	—	—	50,000	50	32,450	—	—	32,500	—	32,500
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(559)	(559)	(537)	(1,096)
Net income (loss)	—	—	—	—	—	—	—	(68,863)	—	(68,863)	96,175	27,312
Balance - September 30, 2022	10,000	$10	21,000	$21	151,830,378	$151,830	$29,437,832	$(19,511,934)	$(37,935)	$10,039,824	$(838,158)	$9,201,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

 (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(274,557)	$(782,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	30,945	111,029
Bad debt expense	1,344	26,299
Depreciation and amortization	103,246	91,221
Amortization of debt discount	21,404	7,407
Change in fair value of derivative liabilities	(381,848)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,422,703)	(832,263)
Inventory	(997)	(26,124)
Prepaid and other current assets	(1,057,311)	(31,714)
Due from related parties	69,948	(5,143)
Accounts payable	2,604,856	(97,373)
Accrued and other current liabilities	1,870,972	50,636
Net cash used in operating activities	(434,701)	(1,488,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	(1,814,132)
Purchase of property and equipment	(164,715)	(86,491)
Advances of amounts due from related parties	(189,767)	(1,000)
Collection of amounts due from related parties	13,899	400
Net cash used in investing activities	(340,583)	(1,901,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	150,000	—
Repayments of loans payable	(9,006)	(232,018)
Proceeds from common stock issued	—	1,100,000
Proceeds from exercise of warrants	1,150,000	—
Proceeds from convertible notes	250,000	—
Deposit for option	—	500,000
Repayment of convertible notes	(86,238)	—
Net cash provided by financing activities	1,454,756	1,367,982

Effect of exchange rate changes on cash	(7,541)	(17,690)

Net change in cash	671,931	(2,039,832)
Cash, beginning of period	1,329,389	3,334,813
Cash, end of period	$2,001,320	$1,294,981

Supplemental cash flow information
Cash paid for interest	$25,941	$3,333
Cash paid for taxes	$—	$—

Non-cash transactions:
Series B Preferred stock issued as dividend	$816,480	—
Common stock issued for asset acquisition	$—	$357,500
Common stock issued for acquisitions of subsidiaries	$—	$1,550,000
Common stock issued for conversion of debt	$—	$80,674
Resolution of derivative liabilities upon exercise of warrants	$975,939	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2023

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011, under the name of B-Maven Inc. The Company changed its name to PureSnax International, Inc. on September 18, 2015; and more recently it changed its name to iQSTEL Inc. on August 7, 2018.

The Company is a technology company with presence in 19 countries and 70 employees that is offering leading-edge services through its four business divisions.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 14, 2023.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at September 30, 2023 and December 31, 2022.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. Under the expected credit loss model, the Company reviews its allowance for doubtful accounts daily and past due balances over 60 days and a specified amount is reviewed individually for collectability. Account balances are charged off after all means of collection have been exhausted and the potential for recovery is considered remote. During the nine months ended September 30, 2023 and 2022, the Company recorded bad debt expense of $1,344 and $26,299, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share,” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding warrants and Series B Preferred stock, and these were excluded from the computation of diluted net loss per share as the result was anti-dilutive for the nine months ended September 30, 2023 and 2022.

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

During the nine months ended September 30, 2023, 11 customers represented 87.8% of our revenue compared to 10 customers represented 87% of our revenues for the nine months ended September 30, 2022.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Other receivable	$176,121	$120,139
Prepaid expenses	871,930	26,600
Advance payment	21,000	21,000
Tax receivable	393	389
Deposit for acquisition of asset	357,500	357,500
Subscription receivable	250,000	—
Security deposit	20,000	20,000
	$1,696,944	$545,628

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Telecommunication equipment	$360,813	$317,958
Telecommunication software	762,887	640,566
Other equipment	99,346	99,126
Total property and equipment	1,223,046	1,057,650
Accumulated depreciation and amortization	(760,010)	(656,629)
Total property and equipment	$463,036	$401,021

Depreciation expense for the nine months ended September 30, 2023 and 2022 amounted to $103,246 and $91,221, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022	Term	Interest rate
Martus	$95,279	$94,342	Note was issued on October 23, 2018 and due on January 2, 2024	5.0%
Darlene Covid19	91,018	108,150	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Promissory note payable	165,000	—	Note was issued April 4, 2023 and due on April 4, 2024	24.0%
Total	351,297	202,492
Less: Unamortized debt discount	(7,500)	—
Total loans payable	343,797	202,492
Less: Current portion of loans payable	(252,779)	(94,342)
Long-term loans payable	$91,018	$108,150

Loans payable - related parties as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022	Term	Interest rate
49% of Shareholder of SwissLink	$19,844	$19,649	Note is due on demand	0%
49% of Shareholder of SwissLink	218,447	216,300	Note is due on demand	5%
Total	238,291	235,949
Less: Current portion of loans payable	238,291	235,949
Long-term loans payable	$—	$—

During the nine months ended September 30, 2023, the Company borrowed from a third party totaling $165,000, which includes original issue discount and financing costs of $15,000.

During the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $19,250 and $22,417 and recognized amortization of discount, included in interest expense, of $7,500 and $7,406, respectively.

NOTE 7 – CONVERTIBLE NOTE

During the nine months ended September 30, 2023, the Company borrowed from a third party totaling $284,760, which includes original issue discount and financing costs of $34,760. The note is due on June 1, 2024 and a one-time interest charge of 12% shall be applied. Accrued, unpaid interest and outstanding principal shall be paid in 10 payments each in the amount of $31,893 beginning on July 16, 2023. The note is convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

During the nine months ended September 30, 2023, the Company recorded interest expense of $13,668 and recognized amortization of discount, included in interest expense, of $13,904.

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

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual life (in years)
Outstanding, December 31, 2022	23,112,575	$0.17	0.75
Granted	—	—	—
Increase in number of warrants by VWAP	5,262,465	0.14	—
Exercised	(10,294,119)	0.14	0.70
Expired	(18,080,921)	—	—
Outstanding, September 30, 2023	—	$—	—

NOTE 9 – DERIVATIVE LIABILITIES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815, “Derivatives and Hedging,” requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the nine months ended September 30, 2023 and year ended December 31, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2023	2022
Expected term	0.00 - 0.75 years	0.75 - 1.49 years
Expected average volatility	18% - 187%	83% - 152%
Expected dividend yield	—	—
Risk-free interest rate	4.67% - 5.55%	0.06% - 4.73%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2023:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$1,357,787

Settled on issuance of common stock	(975,939)
Change in fair value of the warrant	(381,848)
Balance - September 30, 2023	$—

The following table summarizes the change in fair value of derivative liabilities included in the income statement for the nine months ended September 30, 2023 and 2022, respectively.

	Nine months ended
	September 30,
	2023	2022
Addition of new derivatives recognized as loss on derivatives	$—	$—
Revaluation of derivative liabilities	(381,848)	—
(Gain) on change in fair value of derivative liability	$(381,848)	$—

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

As of September 30, 2023 and December 31, 2022, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

In August 2023, the Company declared and issued 10,080 shares Series B stock to our management as dividends, valued at $816,480.

As of September 30, 2023 and December 31, 2022, 31,080 and 21,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

As of September 30, 2023 and December 31, 2022, no Series C Preferred Stock was issued or outstanding.

Common Stock

During the nine months ended September 30, 2023, the Company issued 8,635,884 shares of common stock, valued at fair market value on issuance as follows:

•	180,000 shares for compensation to our directors valued at $30,945; and
•	8,455,884 shares for exercise of warrants for $1,150,000.

As of September 30, 2023 and December 31, 2022, 170,231,395 and 161,595,511 shares of common stock were issued and outstanding, respectively.

Subscription receivable

On September 29, 2023, 1,838,235 warrants were exercised; however, the Company received cash of $250,000 and issued 1,838,235 shares in October 2023. As of September 30, 2023, the Company recorded subscription receivable of $250,000 in prepaid and other current assets.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

As of September 30, 2023 and December 31, 2022, the Company had amounts due from related parties of $427,194 and $326,324, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of September 30, 2023 and December 31, 2022, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the nine months ended September 30, 2023 and 2022, the Company recorded management salaries of $402,000 and $405,000 and stock-based compensation bonuses of $30,945 and $92,130, respectively.

As of September 30, 2023 and December 31, 2022, the Company recorded and accrued management salaries of $65,627 and $79,628, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the nine months ended September 30, 2023 and 2022, the Company incurred rent expense of $4,048 and $56,405, respectively.

NOTE 13 - SEGMENTS

At September 30, 2023 and December 31, 2022, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and nine months ended September 30, 2023 and 2022:

Three months ended September 30, 2023

	USA	Switzerland	Elimination	Total
Revenues	$39,390,527	1,498,054	$(1,131,378)	$39,757,203
Cost of revenue	38,593,585	1,266,475	(1,131,378)	38,728,682
Gross profit	796,942	231,579	—	1,028,521

Operating expenses
General and administration	770,467	187,301	—	957,768

Operating income	26,475	44,278	—	70,753

Other expense	(23,893)	(951)	—	(24,844)

Net income	$2,582	$43,327	$—	$45,909

Three months ended September 30, 2022

	USA	Switzerland	Elimination	Total
Revenues	$22,364,201	1,291,688	$(1,719,255)	$21,936,634
Cost of revenue	21,226,541	1,114,388	(1,719,255)	20,621,674
Gross profit	1,137,660	177,300	—	1,314,960

Operating expenses
General and administration	1,089,194	166,953	—	1,256,147

Operating income	48,466	10,347	—	58,813

Other expense	(29,411)	(2,090)	—	(31,501)

Net income	$19,055	$8,257	$—	$27,312

Nine months ended September 30, 2023

	USA	Switzerland	Elimination	Total
Revenues	$97,198,336	4,179,569	$(4,129,344)	$97,248,561
Cost of revenue	94,779,408	3,568,774	(4,129,344)	94,218,838
Gross profit	2,418,928	610,795	—	3,029,723

Operating expenses
General and administration	2,966,908	562,310	—	3,529,218

Operating income (loss)	(547,980)	48,485	—	(499,495)

Other income (expense)	249,286	(24,348)	—	224,938

Net income (loss)	$(298,694)	$24,137	$—	$(274,557)

Nine months ended September 30, 2022

	USA	Switzerland	Elimination	Total
Revenues	$63,898,961	3,554,591	$(2,397,891)	$65,055,661
Cost of revenue	61,838,539	2,969,719	(2,397,891)	62,410,367
Gross profit	2,060,422	584,872	—	2,645,294

Operating expenses
General and administration	2,792,287	597,810	—	3,390,097

Operating loss	(731,865)	(12,938)	—	(744,803)

Other income (expense)	(45,938)	7,865	—	(38,073)

Net loss	$(777,803)	$(5,073)	$—	$(782,876)

Asset Information

The following table shows asset information by geographic segment as of September 30, 2023 and December 31, 2022:

September 30, 2023	USA	Switzerland	Elimination	Total
Assets
Current assets	$10,859,240	$1,693,166	$(764,212)	$11,788,194
Non-current assets	$11,757,803	$762,425	$(6,184,562)	$6,335,666
Liabilities
Current liabilities	$8,338,475	$2,339,834	$(764,212)	$9,914,097
Non-current liabilities	$140	$246,787	$—	$246,927

December 31, 2022	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,496,354	$1,172,889	$(1,232,653)	$6,436,590
Non-current assets	$11,646,662	$650,794	$(6,184,562)	$6,112,894
Liabilities
Current liabilities	$5,967,729	$1,716,603	$(1,232,653)	$6,451,679
Non-current liabilities	$—	$262,388	$—	$262,388

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

Overview

iQSTEL Inc. (the “Company”) (OTC Pink: IQST) (www.iqstel.com) is a technology company with presence in 19 countries and 70 employees that is offering leading-edge services through its business divisions.

Our Telecom Division, which represents the majority of current operations and which also represents the source for all of our revenues for the financial periods presented, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions (www.iotsmartgas.com and www.iotsmarttank.com), and international fiber-optic connectivity through its subsidiaries: Etelix (www.etelix.com), SwissLink Carrier (www.swisslink-carrier.com), Smartbiz Telecom (www.smartbiztel.com), Whisl Telecom (www.whisl.com), IoT Labs (www.iotlabs.mx), and QGlobal SMS (www.qglobalsms.com).

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

Our Artificial Intelligence (AI)-Enhanced Metaverse Division (information and content) is currently developing a groundbreaking white-label solution designed specifically for corporations, businesses, and the telecommunications industry. Delivering a full suite of immersive content services, creating a comprehensive virtual experience that can be accessed through the Web or our proprietary mobile apps. The features include up to four simultaneous video screens for versatile content presentation, various virtual halls such as the main hall, home hall, auditorium, exhibition space, shopping center, and meeting rooms. Stands for mobile application downloads, clickable gates for immediate purchasing, and direct communication tools are seamlessly integrated to foster collaboration, engagement, and interactivity. It goes beyond traditional virtual spaces by utilizing cutting-edge AI technology. This ensures video conferencing and real-time communication with other users within the Metaverse, offering our customers a collective and fully immersive experience that caters to diverse needs such as content acquisition, entertainment, and shared virtual experiences. It is a future-ready platform that encourages creativity, connectivity, and collaboration like never before.

The information contained on our websites is not incorporated by reference into this Quarterly Report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2023 was $39,757,203, compared with $21,936,634 for the three months ended September 30, 2022. These numbers reflect an increase of 81.24% quarter over quarter on our consolidated revenues. Our total revenue reported for the nine months ended September 30, 2023 was $97,248,561, compared with $65,055,661 for the nine months ended September 30, 2022. These numbers reflect an increase of 49.49% year over year on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Revenue Nine Months Ended
Subsidiary	September 30, 2023	September 30, 2022
Etelix.com USA, LLC	$25,635,273	$17,510,601
SwissLink Carrier AG	4,179,569	3,554,591
QGlobal LLC	780,934	317,594
IoT Labs LLC	53,279,140	39,733,761
Smartbiz Telecom	14,102,902	3,712,432
Whisl Telecom	3,400,087	2,624,573
Sub-total	$101,377,905	$67,453,552
Inter-company sales	(4,129,344)	(2,397,891)
	$97,248,561	$65,055,661

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and the synergies among all our subsidiaries.

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2023 increased to $38,728,682, compared with $20,621,674 for the three months ended September 30, 2022. Our total cost of revenues for the nine months ended September 30, 2023 increased to $94,218,838, compared with $62,410,367 for the nine months ended September 30, 2022.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Cost of Revenue Nine Months Ended
Subsidiary	September 30, 2023	September 30, 2022
Etelix.com USA, LLC	$25,364,275	$16,818,292
SwissLink Carrier AG	3,568,774	2,969,719
QGlobal LLC	516,018	236,402
IoT Labs LLC	52,665,861	39,356,735
Smartbiz Telecom	13,435,881	3,330,051
Whisl Telecom	2,797,373	2,097,059
Sub-total	$98,348,182	$64,808,258
Inter-company sales	(4,129,344)	(2,397,891)
	$94,218,838	$62,410,367

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

Gross Profit

The gross profit for the three months ended September 30, 2023 decreased to $1,028,521 from $1,314,960 for the same period of year 2022. However, for the nine months ended September 30, 2023 the gross profit increased to $3,029,723 from $2,645,294 for the same period of year 2022.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Gross Margin Nine Months Ended
Subsidiary	September 30, 2023	September 30, 2022
Etelix.com USA, LLC	$270,998	$692,309
SwissLink Carrier AG	610,795	584,872
QGlobal LLC	264,916	81,192
IoT Labs LLC	613,279	377,026
Smartbiz Telecom	667,021	382,381
Whisl Telecom	602,714	527,514
	$3,029,723	$2,645,294

Operating Expenses

Operating expenses decreased to $957,768 for the three months ended September 30, 2023 from $1,256,147 for the three months ended September 30, 2022. But more importantly than comparing year 2023 with year 2022, we must highlight how the Operating Expenses have been decreasing every quarter during 2023, from $1,534,266 in the first quarter, to $1,037,184 in the second quarter and to $957,768 in this third quarter.

Operating expenses increased to $3,529,218 for the nine months ended September 30, 2023 from $3,390,097 for the nine months ended September 30, 2022. The details by major category for the nine months ended September 30, 2023 and 2022 is reflected in the table below:

	Nine Months Ended September 30,
	2023	2022
Salaries, Wages and Benefits	$1,218,946	$1,239,271
Technology	273,786	188,950
Professional Fees	821,780	475,143
Legal and Regulatory	168,908	199,768
Bad Debt Expense	1,344	26,299
Travel and Events	119,845	55,281
Public Cost	28,526	24,122
Advertising	535,193	486,153
Insurances	10,543	7,328
Bank Services and Fees	44,136	27,109
Financial Expenses	—	134,608
Depreciation and Amortization	103,246	91,221
Penalties and Settlements	—	110,767
Office, Facility and Other	172,020	231,947

Sub Total	3,498,273	3,297,967

Stock-based compensation	30,945	92,130
Total Operating Expense	$3,529,218	$3,390,097

The main reasons for the overall increase in operating expenses for the nine months ended September 30, 2023 compared to the same period of 2022 is due to the increase in the professional fees.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Difference
iQSTEL	$1,346,415	1,382,701	-36,286
Etelix	256,616	326,432	-69,816
SwissLink	562,310	597,810	-35,500
ItsBchain	28,945	12,653	16,292
QGlobal	184,698	133,532	51,166
IoT Labs	112,033	185,736	-73,703
Global Money One	47,759	109,627	-61,868
Smartbiz Telecom	526,079	246,268	279,811
Whisl Telecom	464,363	395,338	69,025
	$3,529,218	3,390,097	139,121

Operating Income

The Operating Income increased to $70,753 for the three months ended September 30, 2023 from $58,813 for the three months ended September 30, 2022.

When comparing these values for the nine months ended September 30, 2023 with the same period in 2022, we also see an improvement going from a negative result of $744,803 in 2022, to a much smaller loss in 2023 of $499,495.

Despite the operating loss incurred during the nine months ended September 30, 2023, the Company has shown a positive evolution during year 2023 from an Operating loss of $317,530 in the first quarter, to a loss of $252,718 in the second quarter, to a third quarter Operating Income of $70,753.

Other Expenses/Other Income

We had other income of $224,938 for the nine months ended September 30, 2023, as compared with other expenses of $38,073 for the same period ended 2022. The difference between the compared periods in due to a positive change in fair value of derivative liabilities of $381,848.

Net Income/Loss

We finished the three months ended September 30, 2023 with a net income of $45,909, as compared to $27,312 during the three months ended September 30, 2022, which represent an increase of 68%. We also finished the nine months ended September 30, 2023 with a smaller loss of $274,557, as compared to a loss of $782,876 during the nine months ended September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had total current assets of $11,788,194 and current liabilities of $9,914,097, resulting in a positive working capital of $1,874,097. This compares with a negative working capital of $15,089 at December 31, 2022.

Our operating activities used $434,701 in the nine months ended September 30, 2023 as compared with $1,488,901 used in operating activities in the nine months ended September 30, 2022.

Investing activities used $340,583 for the nine months ended September 30, 2023. Uses of funds in investing activities were primarily for the advances of amounts due from related parties of $189,767 and the purchase of property and equipment for $164,715.

Financing activities provided $1,454,756 in the nine months ended September 30, 2023 compared with $1,367,982 provided in the nine months ended September 30, 2022. Our positive financing cash flow in 2023 was largely the result of the proceeds from the exercise of warrants of $1,150,000.

Our current financial condition has improved significantly with a positive working capital of $1,874,097 and a cash position of $2,001,320 as of September 30, 2023. However, we intend to fund operations through increased sales and debt and/or equity financing arrangements to strengthen our liquidity and capital resources. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2023.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2023. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine-month period ended September 30, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 14, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the nine months ended September 30, 2023, the Company issued 8,635,884 shares of common stock, valued at fair market value on issuance as follows:

•	180,000 shares for compensation to our directors valued at $30,945; and
•	8,455,884 shares for exercise of warrants for $1,150,000.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2023 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

