Form 10-K
period 2023-12-31
iQSTEL Inc
filed 2024-04-01
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $22,926,663.22.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 176,329,933 common shares as of March 27, 2024.

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

Item 1. Business

Company Description

iQSTEL Inc. (the “Company”) (OTCQX: IQST) (www.iqstel.com) is a technology company with presence in 19 countries and 70 employees that is offering leading-edge services through its business divisions.

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

The voice services represented in year 2023 46.85% of the total revenue of the company ($67,698,574 out of the total $144,502,351) while in year 2022 voice services represented 42.50% of the total revenue ($39,614,081 out of the total $93,203,532).

All our subsidiaries carried 4.2 billion minutes of voice during year 2023, compared to 2.7 billion in year 2022. This represents an increase of 56% year over year.

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

Our SMS services represented in year 2023 53.15% of the total revenue, while it was 57.50% in year 2022. Gross margin in the SMS business increases in 2023 to 0.62% from 0.40% in year 2022. But it is important to remark that the gross margin of the products deployed by QGlobal SMS was 21%, being the main objective in the SMS segment to increase the sales of those services due to its huge gross margins.

Both companies, IoT Labs and QGlobal carried 11.3 billion SMS and short codes in year 2022 compared to 8.5 billion in year 2022. This represents an increment of 2.8 billion SMS year over year or 32.94%.

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

The Metaverse initiative, consist in a platform to offer our telecommunication carrier clients a white label solution enabling them to interact with their customers (end users, and enterprises) through the metaverse. The iQSTEL white label metaverse solution developed in partnership with GOTMY will be tailored to provide telecom carriers with a distinctive and immersive customer experience. In line with GOTMY’s mission to offer universally accessible experiential spaces, the iQSTEL solution for telecom carriers is intended to accommodate all mobile phone users, not just those with high-end VR headsets.`

Regulations

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

Employees

iQSTEL, including all subsidiaries, has 70 employees as of December 31, 2023.

Corporate History

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

On April 1, 2019, the Company entered into a Company Purchase Agreement by and between the Company and the Ralf Kohler (the “Seller”), which agreement provides for the purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”) (www.swisslink-carrier.com), a Swiss corporation, by the Company.

On February 10, 2020, the Company entered into a Company Acquisition Agreement with Jesus Vega regarding the acquisition of 51% of the shares in QGlobal, LLC (“QGlobal”). QGlobal is a company with the capacity to provide Short Messages (SMS), A2P and P2P messaging services.

On February 21, 2020, the Company entered into a Company Acquisition Agreement with Miguel Scavo regarding the acquisition of 75% of the shares in ItsBchain, LLC (“ItsBchain”) a company specialized in the development of Blockchain applications for telecommunications.

On April 15, 2020, the Company entered into a Company Acquisition Agreement with Francisco Bunt regarding the acquisition of 51% of the shares in loT Labs, LLC (“loT Labs”). The loT Labs’ principal business activity is the sale of SMS between USA and Mexico.

On November 12, 2020, the Company entered into partnership Agreement with PAYMENT VIRTUAL MOBILE SOLUTIONS, LLC (PayVMS), a Delaware Corporation regarding the incorporation of Global Money One Inc, in which iQSTEL owns 75% of the shares and PayVMS owns the remaining 25%. Global Money One is a Fintech company with a complete infrastructure to provide top-up services, international remittances and prepaid debit cards.

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

Item 1A. Risk Factors

You should carefully consider the risks described below together with all of the other information included in this registration statement before making an investment decision with regard to our securities. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment. In addition to other information in this registration statement and in other filings we make with the Securities and Exchange Commission, the following risk factors should be carefully considered in evaluating our business as they may have a significant impact on our business, operating results and financial condition. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Because of the following factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Risks Relating to Business and Financial Condition

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our company.

We have continually operated at a loss with an accumulated deficit of $26,084,133 as of December 31, 2023. We have not attained profitable operations and even though the company maintains a cash position very close to one third year's operating expenses, we dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is a risk that you could lose the entire amount of your investment in our company.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have had limited operations to date. Therefore, we have a limited operating history upon which to evaluate the merits of investing in our company. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to the ability to generate sufficient cash flow to operate our business and additional costs and expenses that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are dependent on outside financing for the continuation of our operations.

Because we have generated limited revenues and currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

We will need additional funds to complete further development of our business plan to achieve a sustainable level where ongoing operations can be funded out of revenues. We anticipate that we must raise for the next 12 months: $1,750,000 for acquisitions to fully implement our business plan to its fullest potential and achieve our growth plans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Our failure to obtain future financing or to produce levels of revenue to meet our financial needs could result in our inability to continue as a going concern, and, as a result, our investors could lose their entire investment.

As a growing company, we have yet to achieve a profit and may not achieve a profit in the near future, if at all.

We have revenues but we are not profitable and may not be in the near future, if at all. Further, many of our competitors have a significantly larger industry presence and revenue stream but have yet to achieve profitability. Our ability to continue as a going concern is dependent upon raising capital from financing transactions, increasing revenue and keeping operating expenses below our revenue levels in order to achieve positive cash flows, none of which can be assured.

We may be unable to achieve some, all or any of the benefits that we expect to achieve from our plan to expand our operations.

In the future we may require additional financing for capital requirements and growth initiatives. Accordingly, we will depend on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations

Risk Factors Related to the Business of the Company

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

Our products face intense competitive challenges, including rapid technological changes, and pricing pressure from competitors, which could adversely affect our business.

All of our product lines are subject to significant competition from existing and future competitors, market conditions and technological change, or a combination of them, and our sales revenues and gross margins may suffer protracted and serious declines with the result that we would likely incur protracted losses. Further, the barriers to entry in several of our lines of business are not so significant that we may be facing competition from others who see significant opportunities to enter the market and undercut our prices with products that possess superior technological attributes at prices that offer our customers a better value. In this instance, we could incur protracted and significant losses and persons who acquire our common stock would suffer losses thereby.

From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other input cost increases. Our results of operations will suffer if profit margins decrease, as a result of a reduction in prices, increased input costs or other factors, and if we are unable to increase sales volumes to offset those profit margin decreases. We may also need to increase spending on marketing, advertising and new product innovation to protect existing market share or increase market share. The success of our investments is subject to risks, including uncertainties about trade and consumer acceptance. As a result, our increased expenditures may not maintain or enhance market share and could result in lower profitability.

Our operating results may fluctuate, which could have a negative impact on our ability to grow our client base, establish sustainable revenues and succeed overall.

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative policies where we sell our services and conduct operations;
•	the budgetary constraints of our customers; seasonality;
•	the success of our strategic growth initiatives;
•	costs associated with the launching or integration of new or acquired businesses;
•	timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;
•	the mix, by state and country, of our revenues, personnel and assets;
•	movements in interest rates or tax rates;
•	changes in, and application of, accounting rules;
•	changes in the regulations applicable to us;
•	Litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

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

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our 12 largest customers (2.6% of our total customer base) collectively accounted for 89% of total consolidated revenues in fiscal year 2023. Although we are somewhat insulated from nonpayment because 52% of our revenue is prepaid, this concentration of revenues increases our exposure to non-payments and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product and service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products and services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	difficulties integrating personnel from acquired entities and other corporate cultures into our business;
•	difficulties integrating information systems;
•	the potential loss of key employees of acquired companies;
•	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or
•	the diversion of management attention from existing operations.

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

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Risks Related to Legal Uncertainty

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

We may be subject to tax and regulatory audits which could subject us to liabilities.

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

Our global operations subject us to many different and complex laws and rules, and we may face difficulty in compliance.

Due to our global operations, we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act, the U.S. Export Administration Act the EU General Data Protection Regulation, and the U.K. Modern Anti-Slavery Act); which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, what personal information we can transfer, and what information we can provide to a non-U.S. government. Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If, and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses. Acquisitions of new businesses in new non-U.S. jurisdictions may also subject us to new regulations and laws, and we may face difficulties ensuring compliance with these new requirements.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. The use of consumer data by online service providers is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any applicable federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to our business and brand, and a loss of users, which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country. In addition, there currently is a data protection regulation applicable to member states of the European Union that includes operational and compliance requirements that are different than those currently in place and that also includes significant penalties for non-compliance.

The interpretation and application of privacy, data protection, data transfer and data retention laws and regulations are often uncertain and in flux in the United States and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, complicating long-range business planning decisions. If privacy, data protection, data transfer or data retention laws are interpreted and applied in a manner that is inconsistent with our current policies and practices, we may be fined or ordered to change our business practices in a manner that adversely impacts our operating results. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and operating results.

We may be subject to legal liability associated with providing online services or content.

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information; upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of online services and products for activities of their users is currently unsettled both within the United States and internationally. We may be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions.

It is also possible that if any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer web-based e-mail services, which expose us to potential risks, such as liabilities or claims, by our users and third parties, resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies, property interests, or privacy protections, including civil or criminal laws, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services. In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications.

Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability, and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

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

Nevada law and certain anti-takeover provisions of our corporate documents could entrench our management or delay or prevent a third party from acquiring us or a change in control even if it would benefit our shareholders.

Certain provisions of Nevada law may have an anti-takeover effect and may delay or prevent a tender offer or other acquisition transaction that a shareholder might consider to be in his or her best interest. The summary of the provisions of Nevada law set forth below does not purport to be complete and is qualified in its entirety by reference to Nevada law.

The issuance of shares of preferred stock, the issuance of rights to purchase such shares, and the imposition of certain other adverse effects on any party contemplating a takeover could be used to discourage an unsolicited acquisition proposal. For instance, the issuance of a series of preferred stock might impede a business combination by including class voting rights that would enable a holder to block such a transaction. In addition, under certain circumstances, the issuance of preferred stock could adversely affect the voting power of holders of our common stock.

Under Nevada law, a director, in determining what he reasonably believes to be in or not opposed to the best interests of the corporation, does not need to consider only the interests of the corporation’s shareholders in any takeover matter but may also, in his discretion, may consider any of the following:

(i)	The interests of the corporation’s employees, suppliers, creditors and customers;
(ii)	The economy of the state and nation;
(iii)	The impact of any action upon the communities in or near which the corporation’s facilities or operations are located;
(iv)	The long-term interests of the corporation and its shareholders, including the possibility that those interests may be best served by the continued independence of the corporation; and
(v)	Any other factors relevant to promoting or preserving public or community interests.

Because our board of directors is not required to make any determination on matters affecting potential takeovers solely based on its judgment as to the best interests of our shareholders, our board could act in a manner that would discourage an acquisition attempt or other transaction that some, or a majority, of our shareholders might believe to be in their best interests or in which such shareholders might receive a premium for their stock over the then market price of such stock. Our board presently does not intend to seek shareholder approval prior to the issuance of currently authorized stock, unless otherwise required by law or applicable stock exchange rules.

We are no longer an “emerging growth company” and therefore no longer eligible for reduced reporting requirements applicable to emerging growth companies.

It has been twelve years since our first registered sale of common stock in 2012, so we are no longer eligible for the reduced disclosure requirements applicable to “emerging growth companies.”

Emerging growth companies may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors.

Since we are no longer eligible for emerging growth company status, we will be subject to the reporting obligations of a smaller reporting company and, if we continue grow, we may be subject to increased reporting requirements applicable to accelerated filers, which are more onerous than those applicable to smaller reporting companies.

As a smaller reporting company and will be exempt from certain disclosure requirements, which could make our Common Stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	had a public float of less than $250 million as of the last business day of our most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of our voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	in the case of an initial registration statement under the Securities Act, or the Exchange Act, for shares of our common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we will not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we will provide only two years of financial statements; and we need not provide the table of selected financial data. We also will have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common shares.

We are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain a smaller reporting company, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. This may expose us, including individual executives, to potential liability which could significantly affect our business. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its audits of internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline, and we could be subject to sanctions or investigations by FINRA, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Deficiencies in disclosure controls and procedures and internal control over financial reporting could result in a material misstatement in our financial statements.

We could be adversely affected if there are deficiencies in our disclosure controls and procedures or in our internal controls over financial reporting. The design and effectiveness of our disclosure controls and procedures and our internal controls over financial reporting may not prevent all errors, misstatements or misrepresentations. Consistent with other entities in similar stages of development, we have a limited number of employees currently in the accounting group, limiting our ability to provide for segregation of duties and secondary review. A lack of resources in the accounting group could lead to material misstatements resulting from undetected errors occurring from an individual performing primarily all areas of accounting with limited secondary review. Deficiencies in internal controls over financial reporting which may occur could result in material misstatements of our results of operations, restatements of financial statements, other required remediations, a decline in the price of our common shares, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risks Relating to Our Securities

We have the right to issue additional common stock and preferred stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock and/or the conversion of existing outstanding preferred stock into common stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up 300,000,000 shares of common stock and up to 1,200,000 shares of preferred stock in the discretion of our Board.

The shares of authorized but unissued preferred stock may be issued upon Board of Directors approval; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our largest shareholders, officers and directors and related parties, Leandro Iglesias and Alvaro Cardona, have substantial control over us and our policies as a result of their holdings in Series A Preferred Stock, and will be able to influence all corporate matters, which might not be in other shareholders’ interests.

There were 10,000 shares of Series A Preferred Stock outstanding as of the date of this Annual Report, with Mr. Iglesias holding 7,000 shares and Mr. Cardona the other 3,000 shares. There were 176,329,933 shares of our common stock issued and outstanding as of the date of this Annual report, with Mr. Iglesias holding 542,932 shares and Mr. Cardona holding 1,121,842 shares, which together accounts for just over 0.9% of our outstanding common stock. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 51% of the total vote of shareholders, including the election of directors. Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. By virtue of their ownership of Series A Preferred Stock and common stock, they are able to vote at a rate of approximately 51.47% of the total vote of shareholders. They are therefore able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. They could prevent transactions, which would be in the best interests of the other shareholders. Their interests may not necessarily be in the best interests of the shareholders in general.

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

Risks Related to the Market for our Securities

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

We will likely conduct further offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We will likely be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item 1B. Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 1C. Cybersecurity

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

Fiscal Year Ending December 31, 2023

Quarter Ended	High $	Low $
December 31, 2023	0.1550	0.1440
September 30, 2023	0.2250	0.2160
June 30, 2023	0.1340	0.1130
March 31, 2023	0.1549	0.1425

Fiscal Year Ending December 31, 2022

Quarter Ended	High $	Low $
December 31, 2022	0.37	0.16
September 30, 2022	0.40	0.22
June 30, 2022	0.71	0.32
March 31, 2022	1.03	0.45

On March 26, 2024, the last sales price per share of our common stock was $0.3372.

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

Holders of Our Common Stock

As of March 27, 2024, we had 176,329,933 shares of our common stock issued and outstanding, held by approximately 73 stockholders of record at our transfer agent, with additional stockholders holding our shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, the Company issued 10,534,119 shares of common stock, valued at fair market value on issuance as follows:

•	240,000 shares for compensation to our directors valued at $42,890; and
•	10,294,119 shares for exercise of warrants for $1,400,000.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2023 and 2022

Net Revenue

Our net revenue for the year ended December 31, 2023 was $144,502,351 as compared with $93,203,532 for the year ended December 31, 2022. These numbers reflect an increase of 55% year over year on our consolidated Revenues.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2023 and 2022:

Subsidiary	Revenue Year Ended December 31, 2023	Revenue Year Ended December 31, 2022
Etelix.com USA, LLC	$ 44,026,288	$ 22,301,110
SwissLink Carrier AG	5,250,141	4,705,031
QGlobal LLC	1,228,865	350,050
IoT Labs LLC	75,574,912	53,239,401
Whisl	1,855,816	4,318,762
Smartbiz	16,566,329	8,289,178
	$ 144,502,351	$ 93,203,532

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenue

Our total cost of sales for the year ended December 31, 2023 was $139,830,338 as compared with $91,412,016 for the year ended December 31, 2022.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2023 and 2022:

Subsidiary	Cost of revenue Year Ended December 31, 2023	Cost of revenue Year Ended December 31, 2022
Etelix.com USA, LLC	$ 41,505,472	$ 23,360,923
SwissLink Carrier AG	4,359,141	3,949,751
QGlobal LLC	832,282	243,493
IoT Labs LLC	74,662,656	52,842,202
Whisl	2,033,529	2,760,807
Smartbiz	16,437,258	8,254,840
	$ 139,830,338	$ 91,412,016

Our cost of revenues consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in our vendors’ networks.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above. We have reached a higher volume of sales and every additional unit sold (minutes and SMS) has its corresponding termination cost.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased from $1,791,516 in 2022 to $4,672,013 in 2023; represented an increase of 161% year over year.

Gross margins were 3.23% and 1.92% of revenues, respectively. This is a clear sign the Company is improving it sales margin.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $4,987,516, as compared with $4,983,176 for the year ended December 31, 2022. The detail by major category is reflected in the table below.

	Years Ended December 31
	2023	2022

Salaries, Wages and Benefits	$1,560,366	$1,662,192
Technology	328,710	291,348
Professional Fees	1,283,351	901,082
Legal and Regulatory	256,537	511,598
Travel & Events	136,051	93,769
Public Cost	36,349	31,750
Bad Debt Expense	8,815	34,376
Depreciation and Amortization	128,737	120,117
Advertising	595,298	617,559
Bank Services and Fees	77,292	37,950
Office, Facility and Other	309,376	324,167
Sales Commissions	211,830	239,550
Insurance	11,914	10,118

Subtotal	4,944,626	4,875,576

Stock-based compensation	42,890	107,600

Total Operating Expenses	$4,987,516	$4,983,176

Operating Expenses by subsidiary are as follows:

	Years Ended December 31,
	2023	2022	Difference
iQSTEL	$1,692,056	$1,762,904	$-70,848
Etelix	322,932	472,291	-149,359
SwissLink	723,712	767,069	-43,357
ItsBchain	41,955	22,693	19,262
QGlobal	253,160	202,933	50,227
Global Money One	55,710	157,382	-101,672
IoT Labs	172,709	264,091	-91,382
Whisl	614,617	821,979	-207,362
Smartbiz	1,110,665	511,834	598,831
	$4,987,516	$4,983,176	$4,340

Other Income (Expenses)

We had other income of $96,067 for the year ended December 31, 2023, as compared with other expenses of $2,674,101 for the year ended December 31, 2022. The positive change in Other Income (Expenses) in 2023 compared to 2022 is due to the positive Change in fair value of derivative liabilities of $381,848 for the year ended December 31, 2023 from a negative value of $2,650,369 for the year ended December 31, 2022.

Net Loss

We finished the year ended December 31, 2023 with a loss of $219,436 as compared to a loss of $5,865,761 during the year ended December 31, 2022. These two figures compared result in an important improvement in the Company’s performance during 2023 versus the previous year. This can be perfectly noted when looking at the evolution of the Operating Income and the Net Income by quarter in 2023.

Liquidity and Capital Resources

As of December 31, 2023 we had total current assets of $15,719,172, compared with current liabilities of $13,840,944, resulting in a positive working capital of $1,878,228 and a current ratio of approximately 1.14 to 1 which represent an important improvement compared to a ratio of 0.99 to 1 as of December 31, 2022.

Following is a table with summary data from the consolidated statement of cash flows for the year ended December 31, 2023 and 2022, as presented.

	2023	2022
Net cash used in operating activities	$(1,483,801)	$(1,765,060)
Net cash used in investing activities	(332,550)	(2,001,506)
Net cash provided by financing activities	1,833,965	1,767,982

Effect of exchange rate changes on cash	15,665	(6,840)
Net change in cash and cash equivalents	$33,279	$(2,005,424)

Our operating activities used $1,483,801 in the year ended December 31, 2023, as compared with $1,765,060 used in operating activities in the year ended December 31, 2022. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Investing activities used $332,550 for the year ended December 31, 2023, as compared with $2,001,506 used in investing activities for the year ended December 31, 2022. Our negative investing cash flow for 2023 is largely due to the purchase of property and equipment.

Financing activities provided $1,833,965 for the year ended December 31, 2023, as compared to $1,767,982 provided for the year ended December 31, 2022. Our positive financing cash flow in 2023 was largely the result of the $1,400,000 from the exercise of warrants.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. The Company has received the qualification of an Offering Statement under Form S-1 for the sale of up to 15,000,000 common stocks. This offering is being conducted on a “best efforts” basis, which means that there is no guarantee that any minimum amount will be sold. We also plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

 Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the twelve-month period ended December 31, 2023.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023; however, we consider our critical accounting policies to be those related to the allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of financial instruments and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

We do not expect the adoption of these or other recently issued accounting pronouncements to have a significant impact on our results of operation, financial position or cash flow.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID 1013);
F-3	Consolidated Balance Sheets as of December 31, 2023 and 2022;
F-4	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022;
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2023 and 2022;
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and
F-7	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors iQSTEL, Inc.

Coral Gables, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iQSTEL, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer agreements included the following:

•	We gained an understanding of internal controls related to revenue recognition.
•	We evaluated management’s significant accounting policies for reasonableness.
•	We selected a sample of revenues recognized and performed the following procedures:
o	Obtained and read contract source documents for each selection and other documents that were part of the agreement, if applicable.
o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
o	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.
o	We confirmed significant customer balances.

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

Pittsburgh, Pennsylvania

April 1, 2024

iQSTEL INC

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$1,362,668	$1,329,389
Accounts receivable, net	12,539,774	4,209,125
Inventory	27,121	26,124
Due from related parties	340,515	326,324
Prepaid and other current assets	1,449,094	545,628
Total Current Assets	15,719,172	6,436,590

Property and equipment, net	522,997	401,021
Intangible asset	99,592	99,592
Goodwill	5,172,146	5,172,146
Deferred tax assets	426,755	440,135
Other asset	214,991	—
TOTAL ASSETS	$22,155,653	$12,549,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	2,966,279	2,254,636
Accrued and other current liabilities	9,993,585	2,482,352
Due to related parties	26,613	26,613
Loans payable - net of discount of $32,334 and $0, respectively	493,164	94,342
Loans payable - related parties	259,447	235,949
Convertible note - net of discount of $10,428 and $0, respectively	101,856	—
Derivative liabilities	—	1,357,787
Total Current Liabilities	13,840,944	6,451,679

Loans payable, non-current	99,099	108,150
Employee benefits, non-current	169,738	154,238
TOTAL LIABILITIES	14,109,781	6,714,067

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 31,080 and 21,000 shares issued and outstanding, respectively	31	21
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 75,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 172,129,630 and 161,595,511 shares issued and outstanding, respectively	172,130	161,595
Additional paid in capital	34,360,884	31,136,120
Accumulated deficit	(26,084,133)	(24,504,395)
Accumulated other comprehensive loss	(25,340)	(33,557)
Equity attributed to stockholders of iQSTEL Inc.	8,423,582	6,759,794
Deficit attributable to noncontrolling interests	(377,710)	(924,377)
TOTAL STOCKHOLDERS' EQUITY	8,045,872	5,835,417

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,155,653	$12,549,484

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

	Years Ended
	December 31,
	2023	2022

Revenues	$144,502,351	$93,203,532
Cost of revenue	139,830,338	91,412,016
Gross profit	4,672,013	1,791,516

Operating expenses
General and administration	4,987,516	4,983,176
Total operating expenses	4,987,516	4,983,176

Operating loss	(315,503)	(3,191,660)

Other income (expense)
Other income	8,403	118,871
Other expenses	(199,276)	(112,962)
Interest expense	(94,908)	(29,641)
Change in fair value of derivative liabilities	381,848	(2,650,369)
Total other income (expense)	96,067	(2,674,101)

Net loss before provision for income taxes	(219,436)	(5,865,761)
Income taxes	—	—
Net loss	(219,436)	(5,865,761)
Less: Net income attributable to noncontrolling interests	543,822	101,713
Net loss attributed to iQSTEL Inc.	$(763,258)	$(5,967,474)

Dividend on Series B Preferred Stock	(816,480)	—
Net loss attributed to stockholders of iQSTEL Inc.	$(1,579,738)	$(5,967,474)

Comprehensive income (loss)
Net loss	$(219,436)	$(5,865,761)
Foreign currency adjustment	16,112	6,080
Total comprehensive loss	$(203,324)	$(5,859,681)
Less: Comprehensive income attributable to noncontrolling interests	551,717	104,692
Net comprehensive loss attributed to iQSTEL Inc.	$(755,041)	$(5,964,373)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Weighted average number of common shares outstanding - Basic and diluted	167,281,028	151,850,443

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2023 and 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders’ Deficit
Balance - December 31, 2021	10,000	$10	21,000	$21	147,477,358	$147,477	$25,842,982	$18,536,921)	$(36,658)	$7,416,911	$(996,013)	$6,420,898

Common stock issued for cash	—	—	—	—	2,000,000	2,000	998,000	—	—	1,000,000	—	1,000,000
Common stock issued for acquisitions of subsidiaries	—	—	—	—	5,066,667	5,067	1,544,933	—	—	1,550,000	(33,056)	1,516,944
Common stock issued for asset acquisition	—	—	—	—	550,000	550	356,950	—	—	357,500	—	357,500
Common stock issued for compensation	—	—	—	—	240,000	240	107,360	—	—	107,600	—	107,600
Common stock issued for settlement of debt	—	—	—	—	161,367	161	80,513	—	—	80,674	—	80,674
Common stock issued for warrant exercises	—	—	—	—	6,100,119	6,100	393,900	—	—	400,000	—	400,000
Common stock payable	—	—	—	—	—	—	18,900	—	—	18,900	—	18,900
Resolution of derivative liabilities upon exercise of warrants	—	—	—	—	—	—	1,792,582	—	—	1,792,582	—	1,792,582
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	3,101	3,101	2,979	6,080
Net (loss) income	—	—	—	—	—	—	—	(5,967,474)	—	(5,967,474)	101,713	(5,865,761)
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417
Series B Preferred stock issued as dividend	—	—	10,080	10	—	—	816,470	(816,480)	—	—	—	—
Common stock issued for compensation	—	—	—	—	240,000	240	42,650	—	—	42,890	—	42,890
Common stock issued for warrant exercises	—	—	—	—	10,294,119	10,295	1,389,705	—	—	1,400,000	—	1,400,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	975,939	—	—	975,939	—	975,939
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5,050)	(5,050
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	8,217	8,217	7,895	16,112
Net income (loss)	—	—	—	—	—	—	—	(763,258)	—	(763,258)	543,822	(219,436)
Balance - December 31, 2023	10,000	$10	31,080	$31	172,129,630	$172,130	$34,360,884	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(219,436)	$(5,865,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,890	126,500
Bad debt expense	8,815	34,376
Loss on disposal of asset	7,200	—
Depreciation and amortization	128,737	120,117
Amortization of debt discount	38,758	7,407
Change in fair value of derivative liabilities	(381,848)	2,650,369
Deferred tax assets	53,568	—
Changes in operating assets and liabilities:
Accounts receivable	(8,010,726)	(799,533)
Inventory	(997)	(26,124)
Prepaid and other current assets	(1,085,279)	(23,728)
Due from related parties	93,264	96,863
Accounts payable	1,217,926	(265,511)
Accrued and other current liabilities	6,623,327	2,179,965
Net cash used in operating activities	(1,483,801)	(1,765,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiaries, net of cash acquired	—	(1,889,132)
Purchase of property and equipment	(220,045)	(112,074)
Advances of loan receivable - related party	(192,154)	(1,000)
Collection of amounts due from related parties	79,649	700
Net cash used in investing activities	(332,550)	(2,001,506)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	375,000	—
Repayments of loans payable	(18,559)	(232,018)
Proceeds from common stock issued	—	1,100,000
Proceeds from exercise of warrants	1,400,000	400,000
Proceeds from convertible notes	250,000	—
Deposit for option	—	500,000
Repayment of convertible notes	(172,476)	—
Net cash provided by financing activities	1,833,965	1,767,982

Effect of exchange rate changes on cash	15,665	(6,840)

Net change in cash	33,279	(2,005,424)
Cash, beginning of period	1,329,389	3,334,813
Cash, end of period	$1,362,668	$1,329,389

Supplemental cash flow information
Cash paid for interest	$45,282	$3,333
Cash paid for taxes	$—	$—

Non-cash transactions:
Common Stock payable	$—	$18,900
Series B Preferred stock issued as dividend	$816,480	—
Common stock issued for asset acquisition	$—	$357,500
Common stock issued for acquisitions of subsidiaries	$—	$1,550,000
Common stock issued for conversion of debt	$—	$80,674
Common stock issued for exercise of cashless warrants	$—	$3,790
Common stock issued for settlement of debt	$—	$80,674
Non-cash dividend for collection of loan receivable - related parties	$5,050	$—
Resolution of derivative liabilities upon exercise of warrants	$975,939	$1,792,582

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2023

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of B-Maven Inc. The Company changed its name to PureSnax International, Inc. on September 18, 2015; and more recently it changed its name to iQSTEL Inc. on August 7, 2018.

The Company has been engaged in the business of telecommunication services as a wholesale carrier of voice, SMS and data for other telecom companies around the World with over 400 active interconnection agreements with mobile companies, fixed line companies and other wholesale carriers.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at December 31, 2023 and 2022.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. During the years ended December 31, 2023 and 2022, the Company recorded bad debt expense of $8,815 and $34,376, respectively.

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

Retirement Benefit Costs

Payments to defined contribution retirement benefit schemes for SwissLink are charged as an expense as they fall due. Payments made to state-managed retirement benefit schemes are dealt with as payments to defined contribution schemes where the Company’s obligations under the schemes are equivalent to those arising in a defined contribution retirement benefit scheme.

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock, and it was excluded from the computation of diluted net loss per share as the result was anti-dilutive for the years ended December 31, 2023 and 2022.

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

During the year ended December 31, 2023, 12 customers represented 89% of our revenue compared to 12 customers representing 88% of our revenue for the year ended December 31, 2022. For the years ended December 31, 2023 and 2022, 52% and 57% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

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

Cost of revenue

Costs of revenue represent direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls terminated in vendors’ networks.

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

Unaudited combined proforma results of operations for the year ended December 31, 2022 as though the Company acquired Smartbiz and Whisl on January 1, 2022, are set forth below:

December 31,
2022
Revenues	$103,353,405
Cost of revenues	101,717,011
Gross profit	1,636,394

Operating expenses	5,762,097
Operating loss	(4,125,703)

Other expense	(2,674,101)

Net Loss	$(6,799,804)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Other receivable	$312,116	$120,139
Prepaid expenses	738,050	26,600
Advance payment	21,000	21,000
Tax receivable	428	389
Deposit for acquisition of asset	357,500	357,500
Security deposit	20,000	20,000
	$1,449,094	$545,628

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Telecommunication equipment	$386,700	$317,958
Telecommunication software	836,840	640,566
Other equipment	99,892	99,126
Total property and equipment	1,323,432	1,057,650
Accumulated depreciation and amortization	(800,435)	(656,629)
Total property and equipment	$522,997	$401,021

Depreciation expense for the years ended December 31, 2023 and 2022 amounted to $128,737 and $120,117, respectively.

NOTE 7 –LOANS PAYABLE

Loans payable at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,		Interest
	2023	2022	Term	rate
Martus	$103,738	$94,342	Note was issued on October 23, 2018 and due on January 2, 2024	5.0%
Darlene Covid19	99,099	108,150	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Promissory note payable	165,000	—	Note was issued April 4, 2023 and due on April 4, 2024	24.0%
Promissory note payable	256,760	—	Note was issued December 6, 2023 and due on October 15, 2024	12.0%
Total	624,597	202,492
Less: Unamortized debt discount	(32,334)	—
Total loans payable	592,263	202,492
Less: Current portion of loans payable	(493,164)	(94,342)
Long-term loans payable	$99,099	$108,150

Loans payable - related parties at December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,		Interest
	2023	2022	Term	rate
49% of Shareholder of SwissLink	$21,606	$19,649	Note is due on demand	0%
49% of Shareholder of SwissLink	237,841	216,300	Note is due on demand	5%
Total	259,447	235,949
Less: Current portion of loans payable –related parties	259,447	235,949
Long-term loans payable – related parties	$—	$—

During the years ended December 31, 2023 and 2022, the Company borrowed from third parties totaling $421,760 and $0, which includes original issue discount and financing costs of $46,760 and $0 and repaid the principal amount of $18,559 and $232,018, respectively.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $32,231 and $22,234 and recognized amortization of discount, included in interest expense, of $14,426 and $7,407, respectively.

NOTE 8 - CONVERTIBLE LOANS

During the year ended December 31, 2023, the Company borrowed from a third party totaling $284,760, which includes original issue discount and financing costs of $34,760. The note is due on June 1, 2024 and a one-time interest charge of 12% shall be applied. Accrued, unpaid interest and outstanding principal shall be paid in 10 payments each in the amount of $31,893 beginning on July 16, 2023. The note is convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $23,919 and $0 and recognized amortization of discount, included in interest expense, of $24,332 and $0, respectively.

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

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2021	—	$—	—
Granted	4,800,000	2.00	1.49
Increase in number of warrants by VWAP	32,467,713	0.17	—
Exercised	(14,155,138)	0.18	0.97
Forfeited/canceled	—	—	—
Outstanding, December 31, 2022	23,112,575	$0.17	0.75
Granted	—	—	—
Increase in number of warrants by VWAP	5,262,465	0.14	—
Exercised	(10,294,119)	0.14	0.70
Expired	(18,080,921)	—	—
Outstanding, December 31, 2023	—	$—	—

NOTE 10 – DERIVATIVE LIABILITIES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the years ended December 31, 2023 and 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Year ended
December 31,
	2023	2022
Expected term	0.00 - 0.70 years	0.75 - 1.49 years
Expected average volatility	18% - 187%	83% - 152%
Expected dividend yield	—	—
Risk-free interest rate	4.67% - 5.55%	0.06% - 4.73%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2023 and 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2021	—

Addition of new derivatives recognized as cash received	500,000
Addition of new derivatives recognized as loss on derivatives	943,833
Settled on issuance of common stock	(1,792,582)
Change in fair value of the warrants	1,706,536
Balance - December 31, 2022	$1,357,787

Settled on issuance of common stock	(975,939)
Change in fair value of the warrants	(381,848)
Balance – December 31, 2023	$—

The following table summarizes the change in fair value of derivative liabilities included in the income statement for the years ended December 31, 2023 and 2022, respectively.

	Years ended
	December 31,
	2023	2022
Addition of new derivatives recognized as loss on derivatives	$—	$943,833
Revaluation of derivative liabilities	(381,848)	1,706,536)
Change in fair value of derivative liabilities	$(381,848)	$2,650,369)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended December 31, 2023, the Company issued 10,534,119 shares of common stock, valued at fair market value on issuance as follows:

•	240,000 shares for compensation to our directors valued at $42,890; and
•	10,294,119 shares for exercise of warrants for $1,400,000.

During the year ended December 31, 2022, the Company issued 14,118,153 shares of common stock, valued at fair market value on issuance as follows:

•	2,000,000 shares issued for cash of $1,000,000
•	5,066,667 shares for acquisitions of Whisl and Smartbiz valued at $1,550,000
•	550,000 shares for asset acquisition valued at $357,500
•	240,000 shares for compensation to our directors valued at $107,600
•	161,367 shares for settlement of debt valued at $80,674
•	6,100,119 shares for exercise of warrants for $400,000

As of December 31, 2023 and 2022, 172,129,630 and 161,595,511 shares of common stock were issued and outstanding, respectively.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of December 31, 2023 and 2022, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of December 31, 2023 and 2022, 31,080 and 21,000 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

As of December 31, 2023 and 2022, no Series C Preferred Stock was issued or outstanding.

Series D Preferred Stock

On November 3, 2023, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series D Preferred Stock, consisting of up 75,000 shares, par value $0.001. Under the Certificate of Designation, in the event of any dissolution, liquidation or winding up of the Corporation, the Holders of Series D Preferred Stock shall be entitled to participate in any distribution out of the assets of the Corporation before the holders of the Common Stock, Series A Preferred Stock and Series C Preferred Stock, but shall be considered on parity to the liquidation rights of the Series B Preferred Stockholders. The holders of shares of Series D Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series D Preferred Stock do not have voting rights but may convert into common stock at a conversion rate of one thousand (1,000) shares of Common Stock for every one (1) share of Series D Preferred Stock.

The rights of the holders of Series D Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2023.

As of December 31, 2023 and 2022, no Series D Preferred Stock was issued or outstanding.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2023 and 2022, are as follows:

	December 31,	December 31,
	2023	2022
Net Operating loss carryforward	$13,457,361	$15,540,294
Effective tax rate	21%	21%
Deferred tax asset	2,826,046	3,263,462
Foreign taxes	(7,276)	(7,118)
Less: valuation allowance	(2,392,015)	(2,816,209)
Net deferred tax asset	$426,755	$440,135

As of December 31, 2023, the Company has approximately $13,500,000 of net operating losses (“NOL”) generated to December 31, 2023 carried forward to offset taxable income in future years which expire commencing in fiscal 2023. NOLs generated in the United States for tax years prior to December 31, 2017, can be carried forward for twenty years, whereas NOLs generated after December 31, 2017 can be carried forward indefinitely. NOLs generated in Switzerland can be carried forward for 7 years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized other than those recorded at SwissLink, because the Company anticipates utilizing the NOLs prior to their expiration.

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

Tax returns for the years ended 2017 through 2023 are subject to review by the tax authorities.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due from related party

During the years ended December 31, 2023 and 2022, the Company loaned $192,154 and $1,000 to a related party and collected $79,649 and $700, respectively.

As of December 31, 2023 and 2022, the Company had amounts due from related parties of $340,515 and $326,324, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of December 31, 2023 and 2022, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the years ended December 31, 2023 and 2022, the Company recorded management salaries of $516,000 and $576,000, respectively, and stock-based compensation bonuses of $42,890 and $107,600, respectively.

As of December 31, 2023 and 2022, the Company recorded and accrued management salaries of $100,128 and $79,628, respectively.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the years ended December 31, 2023 and 2022, the Company incurred rent expense of $5,954 and $73,865, respectively.

NOTE 15 - SEGMENT

At December 31, 2023 and 2022, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the years ended December 31, 2023 and 2022:

Year ended December 31, 2023

	USA	Switzerland	Elimination	Total
Revenues	$144,466,050	5,530,738	$(5,494,437)	$144,502,351
Cost of revenue	140,610,403	4,714,372	(5,494,437)	139,830,338
Gross profit	3,855,647	816,366	—	4,672,013

Operating expenses
General and administration	4,263,805	723,711	—	4,987,516

Operating income (loss)	(408,158)	92,655	—	(315,503)

Other income (expense)	189,284	(93,217)	—	96,067

Net income (loss)	$(218,874)	$(562)	$—	$(219,436)

Year ended December 31, 2022

	USA	Switzerland	Elimination	Total
Revenues	$94,188,685	4,913,216	$(5,898,369)	$93,203,532
Cost of revenue	93,162,695	4,147,690	(5,898,369)	91,412,016
Gross profit	1,025,990	765,526	—	1,791,516

Operating expenses
General and administration	4,216,107	767,069	—	4,983,176

Operating loss	(3,190,117)	(1,543)	—	(3,191,660)

Other income (expense)	(2,679,759)	5,658	—	(2,674,101)

Net income (loss)	$(5,869,876)	$4,115	$—	$(5,865,761)

Asset Information

The following table shows asset information by geographic segment as of December 31, 2023 and 2022:

December 31, 2023	USA	Switzerland	Elimination	Total
Assets
Current assets	$14,537,969	$1,874,627	$(693,424)	$15,719,172
Non-current assets	$11,810,606	$810,437	$(6,184,562)	$6,436,481
Liabilities
Current liabilities	$11,978,244	$2,556,124	$(693,424)	$13,840,944
Non-current liabilities	$139	$268,698	$—	$268,837

December 31, 2022	USA	Switzerland	Elimination	Total
Assets
Current assets	$6,496,354	$1,172,889	$(1,232,653)	$6,436,590
Non-current assets	$11,646,662	$650,794	$(6,184,562)	$6,112,894
Liabilities
Current liabilities	$5,967,729	$1,716,603	$(1,232,653)	$6,451,679
Non-current liabilities	$—	$262,388	$—	$262,388

NOTE 16 – SUBSEQUENT EVENTS.

Subsequent to December 31, 2023 and through the date that these financials were made available, the Company had the following subsequent events:

Acquisition

On January 19, 2024, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Yukon River Holdings, Ltd. (“Yukon River”), a corporation formed under the laws of the British Virgin Islands (“Seller”) concerning the contemplated sale by Seller and the purchase by us of 51% of the ordinary shares Seller holds in QXTEL LIMITED, a company incorporated in England and Wales.

The purchase price (the “Purchase Price”) payable to the Seller for the shares is $5,000,000. Upon the execution of the Purchase Agreement, we agreed to deposit $1,500,000 of the Purchase Price into the trust account of a law firm acting as escrow agent (the “Escrow Agent”) as a nonrefundable deposit to evidence our good faith intention to purchase the shares. If the Purchase Agreement does not close before April 30, 2024, the deposit is non-refundable. If the Purchase Agreement closes, the deposit will be credited against the Purchase Price.

At closing, in addition to the $1,500,000 with the Escrow Agent that will form part of the Purchase Price, we are required to pay $1,500,000 in cash and $2,000,000 to the Seller, either (A) in the form of a promissory note (the “Promissory Note”), or (B) by the delivery of iQSTEL shares to Seller. Seller may decide the form of payment between the Promissory Note or the share of iQSTEL, and if a Promissory Note is chosen, we have agreed to allow Seller the option to exchange the Promissory Note for shares of iQSTEL.

Debt

On January 24, 2024, we entered into a securities purchase agreement (the “SPA”) with M2B Funding Corp., a Florida corporation, for it to purchase up to the principal amount of $3,888,888.89 in secured convertible promissory notes (the “Notes”) for an aggregate purchase price of $3,500,000.00 (the “Purchase Price”), which Notes are convertible into shares (“Conversion Shares”) of our common stock with an initial conversion price of $0.11 per share. Each noteholder shall receive shares of common stock (“Kicker Shares”) in an amount equal to ten percent of the principal amount of any Note issued divided by $0.11. The Notes are secured by all of our assets under a Security Agreement signed with the SPA.

The initial tranche was executed in January 2024 for $2,222,222.22 in face value of Notes and Kicker Shares, with an original issue discount of $222,222.22, a second and a third tranches were executed in March 2024 for $1,111,111.11 and $555,555.56 respectively in face value of Notes and Kicker Shares, with an original issue discount of US $111,111.11 and $55,555.56 respectively. Each one-year note bears interest at 18% per annum.

Share issuance

•	1,770,000 shares of common stock were issued valued at $0.10.
•	2,020,202 shares of common stock were issued valued at $0.11.
•	1,010,101 shares of common stock were issued valued at $0.11.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2023, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Leandro Iglesias	58	President, Chairman, Chief Executive Officer and Director
Alvaro Quintana Cardona	52	Chief Operating Officer, Chief Financial Officer and Director
Juan Carlos Lopez Silva	56	Chief Commercial Officer
Raul Perez	72	Director
Jose Antonio Barreto	65	Director
Italo Segnini	58	Director

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

On March 1, 2024, Juan Carlos Lopez Silva resigned from his position as Chief Operating Officer of the Company.  Mr. Lopez will formally assume the position of CEO of the IQSTEL subsidiaries, Etelix and SwissLink, a position that he has been holding as interim in recent months. The existing employment agreement Mr. Lopez has with the Company will remain in effect with the change in position.

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

Committees of the Board

Our full board serves the functions that would normally be served by a separately-designated Nominating Committee.

Company has an Audit Committee with a financial expert on the Board and a majority of independent members.

Company has a Compensation Committee with a majority of independent members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2023.

Code of Ethics

On October 31, 2022, our Board of Directors approved and adopted a Code of Business Conduct and Ethics (the “Code of Ethics”). The Code of Ethics is applicable to all directors, officers and employees of our company, our company’s subsidiaries and any subsidiaries that may be formed in the future. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure; competition and fair dealing; corporate opportunities; confidentiality; insider trading; protection and proper use of our assets; fair treatment; and reporting suspected illegal or unethical behavior.

A copy of our Code of Ethics is posted on our website at http://iqstel.com/. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website. The reference to the iQSTEL website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this prospectus.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2023 and 2022.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Leandro Iglesias President, CEO and Director	2023 2022	240,000 204,000	- -	- -	- -	- -	240,000 204,000
Alvaro Quintana Treasury, Secretary and Director	2023 2022	144,000 144,000	- -	- -	- -	- -	144,000 144,000
Juan Carlos López Chief Commercial Officer	2023 2022	60,000 120,000	- -	- -	- -	- -	60,000 120,000

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

On February 29, 2024, our board of directors approved amended and restated employment and indemnification agreements in favor of our Chief Executive Officer, Leandro Jose Iglesias and our Chief Financial Officer, Alvaro Quintana Cardona, to replace their existing agreements. The agreements are effective as of January 1, 2024.

The new five year employment agreement with Mr. Iglesias provides that we will compensate him with a salary of $31,000 monthly and he is eligible for a bonus as follows: (i) up to two months of salary on a yearly basis, (ii) up to 4% of our net income on a yearly basis, and (iii) up to 1,000,000 shares of our common stock, a determined by our board of directors, all payable 15 days after our annual report is filed. If we do not have the cash available, the agreement provides that Mr. Iglesias may convert his accrued salary/bonus into shares of our common stock at the average price of our common stock during the last 10 days after applying a discount of 25%.

Mr. Iglesias agreed to two year non-compete and non-solicit restrictive covenants. If Mr. Iglesias is terminated for cause he shall forfeit any rights to severance, which is available to him in the event of termination without cause.

The new five year employment agreement with Mr. Quintana provides that we will compensate him with a salary of $22,000 monthly and he is eligible for a bonus as follows: (i) up to two months of salary on a yearly basis, (ii) up to 4% of our net income on a yearly basis, and (iii) up to 800,000 shares of our common stock, a determined by our board of directors, all payable 15 days after our annual report is filed. If we do not have the cash available, the agreement provides that Mr. Cardona may convert his accrued salary/bonus into shares of our common stock at the average price of our common stock during the last 10 days after applying a discount of 25%.

Mr. Quintana agreed to two year non-compete and non-solicit restrictive covenants. If Mr. Quintana is terminated for cause he shall forfeit any rights to severance, which is available to him in the event of termination without cause.

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

Effective on January 1, 2024, and thereafter, all Directors shall be compensated monthly with 10,000 shares of common stock cash of $2,500 for their service as Directors. The Chairman and Secretary of the Board shall receive an additional $2,500 per month in addition to the Director compensation.

Each Director shall also be entitled to a bonus of up to 1% of our net income on a yearly basis.

In lieu of the cash compensation set forth above, each Director may elect to receive shares of our Common Stock equal to the total cash compensation divided by the average market value of the Company's Common Stock during the last 10 trading days and applying a discount of 25%.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2024, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Leandro Iglesias	542,932	0.3079%
Alvaro Quintana Cardona	1,121,842	0.6362%
Juan Carlos Lopez Silva	925,497	0.5249%
Raul Perez	8,000	0.0045%
Jose Antonio Barreto	8,000	0.0045%
Italo Segnini	8,000	0.0045%
All Directors and Executive Officers as a Group (6 persons)	2,614,271	1.4826%

	Series A Preferred Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (3)
Leandro Iglesias	7,000	70.00%
Alvaro Quintana Cardona	3,000	30.00%
Juan Carlos Lopez Silva	—	—
Raul Perez	—	—
Jose Antonio Barreto	—	—
Italo Segnini	—	—
All Directors and Executive Officers as a Group (6 persons)	10,000	100.00%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 176,329,933 voting shares as of March 27, 2024.

(3) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 10,000 voting shares as of March 27, 2024.

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

Due from related party

Due from related party

During the years ended December 31, 2023 and 2022, the Company loaned $192,154 and $1,000 to a related party and collected $79,649 and $700, respectively.

As of December 31, 2023 and 2022, the Company had amounts due from related parties of $370,860 and $326,324, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of December 31, 2023 and 2022, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2022	$145,000	$4,456	$0	$0
2023	$175,000	$11,800	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 2.2	Memorandum of Understanding and Shareholders Agreement dated February 21, 2020(5)
Exhibit 2.3	Memorandum of Understanding and Shareholders Agreement dated February 12, 2020(6)
Exhibit 2.4	Company Purchase Agreement, dated April 1, 2019(11)
Exhibit 2.5	Share Purchase Agreement, dated January 19, 2024(23)
Exhibit 3.1	Articles of Incorporation of the Registrant (2)
Exhibit 3.2	Certificate of Amendment(3)
Exhibit 3.3	Certificate of Amendment(18)
Exhibit 3.4	Certificate of Designation(20)
Exhibit 3.5	Certificate of Designation(21)
Exhibit 3.6	Certificate of Designation(22)
Exhibit 3.7	Amended and Restated Bylaws of the Registrant(19)
Exhibit 4.1	Amendment #2 to the Crown Capital Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #2 to the Auctus Fund Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #1 to the Labrys Fund Note dated February 11, 2020(7)
Exhibit 4.3	Amendment #1 to the Apollo Note dated December 23, 2019(8)
Exhibit 4.4	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.5	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.6	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.7	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.8	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.9	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.10	Amendment #1 to the Crown Capital Note dated December 23, 2019(8)
Exhibit 4.11	Amendment #1 to the Auctus Fund Note dated January 1, 2020(8)
Exhibit 4.12	Senior Secured Convertible Promissory Note to Labrys Fund dated December 3, 2019(9)
Exhibit 4.13	Purchase Company Agreement, dated April 21, 2022(12)
Exhibit 4.14	Purchase Company Agreement, dated May 6, 2022(13)
Exhibit 4.15	Common Stock Purchase Option with ADI Funding dated April 5, 2022(14)
Exhibit 4.16	Amended Common Stock Purchase Option with ADI Funding dated September 29, 2022(15)
Exhibit 4.17	Secured Convertible Promissory Note, dated January 24, 2024(23)
Exhibit 4.18	Common Stock Purchase Option, dated February 12, 2024(24)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 10.7	Forbearance Agreement dated December 12, 2019(8)
Exhibit 10.8	Temporary Forbearance Agreement dated December 18, 2019(8)
Exhibit 10.9	Securities Purchase Agreement, dated December 3, 2019(9)
Exhibit 10.10	Employment and Indemnification Agreements with Leandro Iglesias, dated May 2, 2019(10)
Exhibit 10.11	Employment and Indemnification Agreements with Alvaro Quintana, dated May 2, 2019(10)
Exhibit 10.12	Employment and Indemnification Agreements with Juan Carlos Lopez Silva, dated May 2, 2019(10)
Exhibit 10.13	Registration Rights Agreement with ADI Funding dated April 5, 2022(16)
Exhibit 10.14	Securities Purchase Agreement, dated January 24, 2024(23)
Exhibit 10.15	Registration Rights Agreement with M2B Funding Corp., dated January 24, 2024(23)
Exhibit 10.16	Security Agreement, dated January 24, 2024(23)
Exhibit 14.1	Code of Business Conduct and Ethics(17)
Exhibit 31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL).

Filed herewith**

1.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 28, 2018.
2.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the US Securities and Exchange Commission on August 18, 2011.
3.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.
4.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 30, 2020.
5.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 25, 2020.
6.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 19, 2020.
7.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2020.
8.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 6, 2020.
9.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 11, 2019.
10.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 6, 2019.
11.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 4, 2019.
12	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 26, 2022.
13	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 10, 2022.
14	Incorporated by reference to the Company’s Form S-1/A filed with the US Securities and Exchange Commission on September 22, 2022.
15	Incorporated by reference to the Company’s Form 8-K/A filed with the US Securities and Exchange Commission on October 6, 2022.
16	Incorporated by reference to the Company’s Form S-1/A filed with the US Securities and Exchange Commission on October 11, 2022.
17	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 2, 2022.
18	Incorporated by reference to the Company’s DEF 14C filed with the US Securities and Exchange Commission on May 12, 2020.
19	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 14, 2022.
20	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 8, 2021.
21	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 13, 2020.
22	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 6, 2020.
23	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 25, 2024.
24	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2024.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 1, 2024

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 1, 2024

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 1, 2024

By:	/s/ Raul Perez
Raul Perez
Title:	Director
Date:	April 1, 2024

By:	/s/ Jose Antonio Barreto
Jose Antonio Barreto
Title:	Director
Date:	April 1, 2024

By:	/s/ Italo Segnini
Italo Segnini
Title:	Director
Date:	April 1, 2024

