Form 10-Q
period 2024-03-31
iQSTEL Inc
filed 2024-05-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 176,834,984 common shares as of May 15, 2024

2

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity as of March 31, 2024 and 2023 (unaudited)
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

 (Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$2,725,571	$1,362,668
Accounts receivable, net	9,000,237	12,539,774
Inventory	26,936	27,121
Due from related parties	391,745	340,515
Deposit for acquisition	1,500,000	—
Prepaid and other current assets	1,975,266	1,449,094
Total Current Assets	15,619,755	15,719,172

Property and equipment, net	559,497	522,997
Intangible asset	99,592	99,592
Goodwill	5,172,146	5,172,146
Deferred tax assets	426,755	426,755
Other asset	241,025	214,991
TOTAL ASSETS	$22,118,770	$22,155,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,614,500	$2,966,279
Accrued and other current liabilities	8,010,927	9,993,585
Due to related parties	26,613	26,613
Loans payable - net of discount of $0 and $3,750, respectively	103,738	264,988
Loans payable - related parties	259,447	259,447
Convertible notes - net of discount of $923,185 and $39,012, respectively	3,469,435	330,032
Total Current Liabilities	13,484,660	13,840,944

Loans payable, non-current	90,214	99,099
Employee benefits, non-current	169,738	169,738
TOTAL LIABILITIES	13,744,612	14,109,781

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 31,080 shares issued and outstanding	31	31
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 75,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 177,584,984 and 172,129,630 shares issued and outstanding, respectively	177,585	172,130
Additional paid in capital	35,263,931	34,360,884
Accumulated deficit	(26,893,900)	(26,084,133)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of iQSTEL Inc.	8,522,317	8,423,582
Deficit attributable to noncontrolling interests	(148,159)	(377,710)
TOTAL STOCKHOLDERS' EQUITY	8,374,158	8,045,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,118,770	$22,155,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

   (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues	$51,414,878	$24,666,529
Cost of revenues	50,035,852	23,449,793
Gross profit	1,379,026	1,216,736

Operating expenses
General and administration	1,562,478	1,534,266
Total operating expenses	1,562,478	1,534,266

Operating loss	(183,452)	(317,530)

Other income (expense)
Other income	71,777	—
Other expenses	(407)	(33,954)
Interest expense	(365,474)	(3,645)
Change in fair value of derivative liabilities	—	196,307
Gain (loss) on settlement of debt	(102,660)	—
Total other income (expense)	(396,764)	158,708

Net loss before provision for income taxes	(580,216)	(158,822)
Income taxes	—	—
Net loss	(580,216)	(158,822)
Less: Net income attributable to noncontrolling interests	229,551	204,363
Net loss attributed to iQSTEL Inc.	$(809,767)	$(363,185)

Comprehensive income (loss)
Net loss	$(580,216)	$(158,822)
Foreign currency adjustment	—	1,577
Total comprehensive loss	$(580,216)	$(157,245)
Less: Comprehensive income attributable to noncontrolling interests	229,551	205,136
Net comprehensive loss attributed to iQSTEL Inc.	$(809,767)	$(362,381)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	175,152,920	164,034,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended March 31, 2024 and 2023

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2023	10,000	$10	31,080	$31	172,129,630	$172,130	$34,360,884	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

Common stock issued for compensation	—	—	—	—	150,000	150	30,915	—	—	31,065	—	31,065
Common stock issued for settlement of debt	—	—	—	—	1,770,000	1,770	277,890	—	—	279,660	—	279,660
Common stock issued in conjunction with convertible notes	—	—	—	—	3,535,354	3,535	594,242	—	—	597,777	—	597,777
Net income (loss)	—	—	—	—	—	—	—	(809,767)	—	(809,767)	229,551	(580,216)
Balance - March 31, 2024	10,000	$10	31,080	$31	177,584,984	$177,585	$35,263,931	$(26,893,900)	$(25,340)	$8,522,317	$(148,159)	$8,374,158

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417

Common stock issued for warrant exercises	—	—	—	—	2,941,177	2,942	397,058	—	—	400,000	—	400,000
Common stock issued for compensation	—	—	—	—	60,000	60	11,170	—	—	11,230	—	11,230
Resolution of derivative liabilities upon exercise of warrants	—	—	—	—	—	—	240,258	—	—	240,258	—	240,258
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	804	804	773	1,577
Net income (loss)	—	—	—	—	—	—	—	(363,185)	—	(363,185)	204,363	(158,822)
Balance - March 31, 2023	10,000	$10	21,000	$21	164,596,688	$164,597	$31,784,606	$(24,867,580)	$(32,753)	$7,048,901	$(719,241)	$6,329,660

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

  (Unaudited)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(580,216)	$(158,822)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	31,065	11,230
Bad debt expense	725	—
Depreciation and amortization	35,161	34,060
Amortization of debt discount	207,742	—
Change in fair value of derivative liabilities	—	(196,307)
Loss on settlement of debt	102,660	—
Changes in operating assets and liabilities:
Accounts receivable	2,743,089	564,365
Inventory	185	—
Prepaid and other current assets	(552,204)	(16,204)
Due from related parties	—	5,131
Accounts payable	(556,055)	537,667
Accrued and other current liabilities	(1,969,040)	(583,957)
Net cash (used in) provided by operating activities	(536,888)	197,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for acquisitions of subsidiary	(1,500,000)	—
Purchase of property and equipment	(71,662)	(63,247)
Purchase of intangible assets	—	(80,000)
Advances of loans receivable - related party	(51,230)	—
Collection of amounts due from related parties	—	300
Net cash used in investing activities	(1,622,892)	(142,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of loans payable	(8,885)	(9,006)
Proceeds from exercise of warrants	—	400,000
Proceeds from convertible notes	3,722,500	—
Repayment of convertible notes	(190,932)	—
Net cash provided by financing activities	3,522,683	390,994

Effect of exchange rate changes on cash	—	2,627

Net change in cash	1,362,903	447,837
Cash, beginning of period	1,362,668	1,329,389
Cash, end of period	$2,725,571	$1,777,226

Supplemental cash flow information
Cash paid for interest	$89,578	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued for settlement of debt	$279,660	$—
Resolution of derivative liabilities upon exercise of warrants	$—	$240,258
Common stock issued in connection with convertible notes	$597,777	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

March 31, 2024

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

The Company’s developing Artificial Intelligence (AI)-Enhanced Metaverse Division offers a white-label solution designed specifically for corporations, businesses, and the telecommunications industry. Delivering a full suite of immersive content services, creating a comprehensive virtual experience that can be accessed through the Web or our proprietary mobile apps.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

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

The functional currency and reporting currency of Etelix, QGlobal, ItsBchain, IoT Labs, Whisl, Smartbiz and Global Money One is the U.S. dollar, while SwissLink’s functional currency was the Swiss Franc (“CHF”). As of January 1, 2024, we changed the functional currency of SwissLink from their respective local currency to the US dollar. The change in functional currency is due to increased exposure to the US dollar as a result of a change in facts and circumstances in the primary economic environment in which this subsidiary operates. The effects of the change in functional currency were not significant to our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at March 31, 2024 and December 31, 2023.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. During the three months ended March 31, 2024 and 2023, the Company recorded bad debt expense of $725 and $0, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock, and it was excluded from the computation of diluted net loss per share as the result was anti-dilutive for the three months ended March 31, 2024 and 2023.

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

During the three months ended March 31, 2024, 8 customers represented 86% of our revenue compared to 12 customers representing 86% of our revenue for the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, 47% and 62% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

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

The carrying values of our financial instruments, including, cash; accounts receivable; deposit for acquisition, prepaid and other current assets; accounts payable; accrued liabilities and other current liabilities; and due from/to related parties approximate their fair values due to the short-term maturities of these financial instruments.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 204 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Other receivable	$115,922	$312,116
Prepaid expenses	1,320,870	738,050
Advance payment	21,000	21,000
Tax receivable	26,767	428
Deposit for acquisition of asset	357,500	357,500
Security deposit	133,207	20,000
	$1,975,266	$1,449,094

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 204 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Telecommunication equipment	$386,700	$386,700
Telecommunication software	908,503	836,840
Other equipment	91,468	99,892
Total property and equipment	1,386,671	1,323,432
Accumulated depreciation and amortization	(827,174)	(800,435)
Total property and equipment	$559,497	$522,997

Depreciation expense for the three months ended March 31, 2024 and 2023 amounted to $35,161 and $34,060, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable at March 31, 204 and December 31, 2023 consisted of the following:

	March 31,	December 31,		Interest
	2024	2023	Term	rate
Martus	$103,738	$103,738	Note was issued on October 23, 2018 and due on June 30, 2024	5.0%
Darlene Covid19	90,214	99,099	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Promissory note payable	—	165,000	Note was issued April 4, 2023 and paid in full in March 2024	24.0%
Total	193,952	367,837
Less: Unamortized debt discount	—	(3,750)
Total loans payable	193,952	364,087
Less: Current portion of loans payable	(103,738)	(264,988)
Long-term loans payable	$90,214	$99,099

During the three months ended March 31, 2024 and 2023, the Company repaid the principal amount of $8,885 and $9,006, respectively.

During the three months ended March 31, 2024, the Company settled principal amount and accrued interest of a note payable issued in April 2023 by issuing 1,770,000 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $102,660.

Loans payable - related parties at March 31, 204 and December 31, 2023 consisted of the following:

	March 31,	December 31,		Interest
	2024	2023	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0%
49% of Shareholder of SwissLink	237,841	237,841	Note is due on demand	5%
Total	259,447	259,447
Less: Current portion of loans payable - related parties	259,447	259,447
Long-term loans payable - related parties	$—	$—

During the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $9,053 and $3,645 and recognized amortization of discount, included in interest expense, of $3,750 and $0, respectively.

NOTE 7 - CONVERTIBLE NOTES

Convertible notes at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Issued in fiscal year 2023	$179,732	$369,044
Issued in fiscal year 2024	4,212,888	—
Total convertible notes payable	4,392,620	369,044
Less: Unamortized debt discount	(923,185)	(39,012)
Total convertible notes	3,469,435	330,032

Less: current portion of convertible notes	3,469,435	330,032
Long-term convertible notes	$—	$—

Issued in fiscal year 2023

During the year ended December 31, 2023, the Company borrowed $284,760 and $256,760 from a third party totaling $541,520, which includes original issue discount and financing costs of $66,520. The notes are due on June 1, 2024 and October 15, 2024, and a one-time interest charge of 12% shall be applied. Accrued, unpaid interest and outstanding principal shall be paid in 10 payments each in the amount of $31,893 and $28,757 beginning on July 16, 2023 and January 15, 2024. The notes are convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

Issued in fiscal year 2024

On January 24, 2024, we entered into a securities purchase agreement (the “SPA”) with M2B Funding Corp., a Florida corporation, for it to purchase up to the principal amount of $3,888,889 in secured convertible promissory notes (the “Notes”) for an aggregate purchase price of $3,500,000 (the “Purchase Price”), which Notes are convertible into shares (“Conversion Shares”) of our common stock with an initial conversion price of $0.11 per share. Each noteholder shall receive shares of common stock (“Kicker Shares”) in an amount equal to ten percent of the principal amount of any Note issued divided by $0.11. The Notes are secured by all of our assets under a Security Agreement signed with the SPA.

The initial tranche was executed in January 2024 for $2,222,222 in face value of Notes and 2,020,200 Kicker Shares, with an original issue discount of $222,222; second and third tranches were executed in March 2024 for $1,111,111 and $555,556, respectively, in face value of Notes and 1,010,101 and 505,051 Kicker Shares, with an original issue discount of US $111,111 and $55,556, respectively. Each one year note bears interest at 18% per annum.

During the period ended March 31, 2024, the Company borrowed $146,900 and $177,100 from a third party totaling $324,000, which includes original issue discount and financing costs of $49,000. The notes are due on January 15, 2025, and a one-time interest charge of 12% and 14%, respectively, shall be applied. Accrued, unpaid interest and outstanding principal on the $146,900 note shall be paid in 10 payments each in the amount of $16,453 beginning on April 15, 2024; accrued, unpaid interest and outstanding principal on the $177,100 note shall be paid in 5 payments, one payment of $100,947 and four payments of $25,237, beginning in September 2024. The notes are convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

During the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $139,979 and $0 and recognized amortization of discount, included in interest expense, of $203,992 and $0, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended March 31, 2024, the Company issued 5,455,354 shares of common stock, valued at fair market value on issuance as follows:

•	150,000 shares for compensation to our directors valued at 31,065
•	3,535,354 shares in connection with convertible notes valued at $597,777; and
•	1,770,000 shares for settlement of debt valued at $279,660

As of March 31, 2024 and December 31, 2023, 177,584,984 and 172,129,630 shares of common stock were issued and outstanding, respectively.

Preferred Stock

The Company’s authorized capital consists of 1,200,000 shares of preferred stock with a par value of $0.001 per share.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of March 31, 2024 and December 31, 2023, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of March 31, 2024 and December 31, 2023, 31,080 shares of Series B Preferred Stock were issued and outstanding.

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

As of March 31, 2024 and December 31, 2023, no Series C Preferred Stock was issued or outstanding.

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

As of March 31, 2024 and December 31, 2023, no Series D Preferred Stock was issued or outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related party

As of March 31, 2024 and December 31, 2023, the Company had amounts due from related parties of $391,745 and $340,515, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of March 31, 2024 and December 31, 2023, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the three months ended March 31, 2024 and 2023, the Company recorded management salaries of $211,500 and $144,000, respectively, and stock-based compensation bonuses of $31,065 and $11,230, respectively.

As of March 31, 2024 and December 31, 2023, the Company recorded and accrued management salaries of $137,127 and $100,128, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the three months ended March 31, 2024 and 2023, the Company incurred rent expense of $7,122 and $900, respectively.

NOTE 11 – DEPOSIT FOR ACQUISITION

On January 19, 2024, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Yukon River Holdings, Ltd. (“Yukon River”), a corporation formed under the laws of the British Virgin Islands (“Seller”) concerning the contemplated sale by Seller and the purchase by us of 51% of the ordinary shares Seller holds in QXTEL LIMITED (“QXTEL”), a company incorporated in England and Wales.

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

As of March 31, 2024, the acquisition was not closed yet. The acquisition was closed on April 1, 2024, please refer to Note 13 – Subsequent Events for more details.

NOTE 12 - SEGMENT

At March 31, 2024 and December 31, 2023, the Company operates in one industry segment, telecommunication services, and two geographic segments, USA and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three months ended March 31, 2024 and 2023:

Three months ended March 31, 2024

	USA	Switzerland	Elimination	Total
Revenues	$52,111,257	1,035,919	$(1,732,298)	$51,414,878
Cost of revenue	50,931,826	836,324	(1,732,298)	50,035,852
Gross profit	1,179,431	199,595	—	1,379,026

Operating expenses
General and administration	1,356,006	206,472	—	1,562,478

Operating loss	(176,575)	(6,877)	—	(183,452)

Other income (expense)	(435,483)	38,719	—	(396,764)

Net income (loss)	$(612,058)	$31,842	$—	$(580,216)

Three months ended March 31, 2023

	USA	Switzerland	Elimination	Total
Revenues	$24,847,671	1,347,435	$(1,528,577)	$24,666,529
Cost of revenue	23,825,886	1,152,484	(1,528,577)	23,449,793
Gross profit	1,021,785	194,951	—	1,216,736

Operating expenses
General and administration	1,350,956	183,310	—	1,534,266

Operating (loss) income	(329,171)	11,641	—	(317,530)

Other income (expense)	174,955	(16,247)	—	158,708

Net loss	$(154,216)	$(4,606)	$—	$(158,822)

Asset Information

The following table shows asset information by geographic segment as of March 31, 204 and December 31, 2023:

March 31, 2024	USA	Switzerland	Elimination	Total
Assets
Current assets	$15,834,379	$748,064	$(962,688)	$15,619,755
Non-current assets	$11,859,742	$823,835	$(6,184,562)	$6,499,015
Liabilities
Current liabilities	$13,027,346	$1,420,002	$(962,688)	$13,484,660
Non-current liabilities	$139	$259,813	$—	$259,952

December 31, 2023	USA	Switzerland	Elimination	Total
Assets
Current assets	$14,537,969	$1,874,627	$(693,424)	$15,719,172
Non-current assets	$11,810,606	$810,437	$(6,184,562)	$6,436,481
Liabilities
Current liabilities	$11,978,244	$2,556,124	$(693,424)	$13,840,944
Non-current liabilities	$139	$268,698	$—	$268,837

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024 and through the date that these financials were made available, the Company had the following subsequent events:

On April 1, 2024 the Company closed the acquisition of 51% of the issued ordinary shares of QXTEL Limited as it was established in the Shares Purchase Agreement executed and disclosed in a Form 8-K on January 19, 2024 . At closing, the Company acquired 51% of the issued ordinary shares of QXTEL Limited.

The purchase price (the “Purchase Price”) payable to the Seller for the shares is US $5,000,000. Upon the execution of the Purchase Agreement, on January 19, 2024 we deposited US $1,500,000 of the Purchase Price into the trust account of a law firm acting as escrow agent (the “Escrow Agent”) as a nonrefundable deposit to evidence our good faith intention to purchase the shares. At closing on April 1, 2024, in addition to the US $1,500,000 with the Escrow Agent that will form part of the Purchase Price, we paid US $1,500,000 in cash and US $2,000,0000 to the Seller, in the form of a promissory note (the “Promissory Note”). We have agreed to allow Seller the option to exchange the Promissory Note for shares of iQSTEL under a formula discounted by 20% of the average closing sales price for 5 consecutive days on the trading market. If the Promissory Note is not exchanged for shares, the $2,000,000 will be paid with no interest in 7 monthly payments of $200,000 each and an eighth payment of $600,000.

On May 10, 2024, the Company entered into a Purchase Company Agreement (“Purchase Company Agreement”) with Omar Luna and Lynk Holding LLC (together, the “Seller”) concerning the sale by Seller and the purchase by us of 51% of the membership interests the Seller holds in Lynk Telecom, LLC, a Virginia limited liability company (“Lynk Telecom”). The closing of the Purchase Company Agreement is expected to occur no later than July 1, 2024, once due diligence has been completed.

Lynk Telecom provides certified business telephone, SMS, connectivity, and networking services across various sectors in the United States. Lynk Holding LLC recently acquired selected assets from a company known as Voyce Telecom, and Lynk Holding LLC has the obligation to pay the shareholders of Voyce Telecom the purchase price in that acquisition, which is outstanding.

The Purchase Price for 51% of the membership interests of Lynk Telecom is US $1,500,000, and this amount will be paid by the Seller to the Buyer in 12 consecutive monthly cash payments of US$ 125,000 each. The Seller agrees to use these funds for the amortization of the payments that it owes to Voyce in relation to the contract between Lynk Holding and Voyce Telecom.

Once we have paid the $1,500,000 for the acquisition of Lynk Telecom, and Lynk Telecom has achieved the business goals outlined in the Purchase Company Agreement, under what we refer to as “Phase I,” we have agreed to lend up to US$1,500,000 to Lynk Telecom, in installments of up to US$100,000 per month, to be used solely for marketing campaigns, promotion and development of the retail services, according to a business plan that has to be approved by Lynk Telecom’s board of directors.

The disbursements of this loan will be subject to the achievements of the quarterly goals set in the business plan of Lynk Telecom. This retail business plan will have the aim of achieving the objective of generating a minimum of US$200,000 in operating income per month, with intermediate staggered quarterly goals.

Upon the completion of Phase I, and the business goals in the Purchase Company Agreement have been achieved, we have agreed to lend Lynk Telecom up to US$1,500,000 in at least three stages, each of up to US$500,000 per year to help accelerate the amortization of the debt Lynk Holding LLC has with the Voyce Telecom shareholders. These loans would be linked to compliance with the financial statements for fiscal years 2026, 2027, 2028, 2029 and 2030. The goals for these years will be defined posteriori by the parties and approved by Lynk Telecom’s Board of Directors. The payment of this loan will be guaranteed with the portion of dividends that correspond to Lynk Holding LLC when Lynk Telecom makes a dividend distribution.

If, as a result of operations, Lynk Telecom does not reach the projections in the Purchase Company Agreement, and the business plan for the years 2026, 2027, 2028, 2029 and 2030 approved by Lynk Telecom´s Board of Directors, we may retain the stipulated loan. If Lynk Telecom surpassed the projections in the Purchase Company Agreement, we have agreed to true up the purchase price, with details of the true up contained in the Purchase Company Agreement.

Once this Purchase Company Agreement is signed, the manager of Lynk Telecom, Omar Luna, is expected to enter into a 3-year employment agreement with Lynk Telecom, that will be executed before the closing date, renewable for a 2-year period to guarantee the operational continuity of Lynk Telecom and the implementation of a business plan that will lead Lynk Telecom into a productive company with positive net income as established in the Purchase Company Agreement.

Lynk Telecom shall have a Board of Directors composed of 3 members: 2 of the members shall be appointed by us and the remaining member shall be appointed by the Seller. The position of President and Secretary will be reserved for us.

The closing of the Purchase Agreement is subject to, among other things, Lynk Telecom having prepared all accounting information in accordance with SEC standards in such a manner that any audit of the Company, if required, may be performed.

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

Overview

iQSTEL Inc. (www.iqstel.com) is a technology company with a presence in 19 countries and 70 employees that is offering leading-edge services through its business divisions.

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

Our Artificial Intelligence (AI)-Enhanced Metaverse Division (information and content) (www.realityborder.com) is currently developing a groundbreaking white-label solution designed specifically for corporations, businesses, and the telecommunications industry. Delivering a full suite of immersive content services, creating a comprehensive virtual experience that can be accessed through the Web or our proprietary mobile apps. The features include up to four simultaneous video screens for versatile content presentation, various virtual halls such as the main hall, home hall, auditorium, exhibition space, shopping center, and meeting rooms. Stands for mobile application downloads, clickable gates for immediate purchasing, and direct communication tools are seamlessly integrated to foster collaboration, engagement, and interactivity. It goes beyond traditional virtual spaces by utilizing cutting-edge AI technology. This ensures video conferencing and real-time communication with other users within the Metaverse, offering our customers a collective and fully immersive experience that caters to diverse needs such as content acquisition, entertainment, and shared virtual experiences. It is a future-ready platform that encourages creativity, connectivity, and collaboration like never before.

Our metaverse leverages advanced AI to introduce Non-Player Characters (NPCs) that significantly enhance user engagement and functionality within virtual environments. These NPCs are not mere static elements; rather, they are powered by OpenAI's latest language models, enabling dynamic interaction with users. This AI-driven interaction allows NPCs to serve as sales and brand assistants, guiding users through immersive experiences that can extend to purchasing products from external websites. Furthermore, these intelligent agents can control access to gated spaces within the metaverse based on user interactions, showcasing a personalized approach to user experience.

A key innovation in our AI implementation is the NPCs' ability to autonomously make decisions based on their understanding of user interactions. This is achieved through state-of-the-art natural language processing and understanding capabilities, which are supported in seven languages. Additionally, our NPCs utilize advanced text-to-speech and speech-to-text technologies to facilitate seamless communication with users across diverse linguistic backgrounds. The incorporation of "function call" features further enhances the NPCs' ability to perform complex tasks and interact meaningfully with the environment and the users.

Our reference to our technology as "cutting-edge" is grounded in our commitment to continuous improvement and innovation. We consistently integrate the latest advancements in AI, particularly in the areas of chatbots, language understanding, and user interaction technologies. This ensures that our metaverse remains at the forefront of AI application in virtual spaces, offering an unparalleled user experience that goes beyond traditional virtual environments.

We are currently in an advanced phase of development, with ongoing enhancements to AI functionalities and user interaction models. Our team is dedicated to exploring and implementing the latest AI technologies to ensure that our metaverse remains a leading example of innovation in virtual space technology.

The information contained on our websites is not incorporated by reference into this prospectus and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2024 was $51,414,878, compared with $24,666,529 for the three months ended March 31, 2023. These numbers reflect an increase of 108% quarter over quarter on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

Subsidiary	Revenue Three Months Ended March 31, 2024	Revenue Three Months Ended March 31, 2023
Etelix.com USA, LLC	$18,629,910	$4,348,986
SwissLink Carrier AG	974,734	1,275,285
QGlobal LLC	367,260	85,051
IoT Labs LLC	24,338,199	15,261,282
Whisl	923,328	304,686
Smartbiz	6,181,447	3,391,240
	$51,414,878	$24,666,529

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and expanding the synergies among our subsidiaries.

We expect that our revenue will continue to grow consistently over the coming quarters until reaching a projected total of +$250,000,000 by the end of 2024.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2024 increased to $50,035,852, compared with $23,449,793 for the three months ended March 31, 2023.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

Subsidiary	Cost of Revenue Three Months Ended March 31, 2024	Cost of Revenue Three Months Ended March 31, 2023
Etelix.com USA, LLC	$17,832,936	$3,764,473
SwissLink Carrier AG	770,168	1,103,857
QGlobal LLC	242,417	51,549
IoT Labs LLC	23,796,575	14,878,901
Whisl	1,129,010	567,719
Smartbiz	6,264,746	3,083,294
	$50,035,852	$23,449,793

Our cost of revenues consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in vendor networks.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented on above. We have reached a higher volume of sales and every additional unit sold (minutes and SMS) has its corresponding termination cost.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, was $1,379,026 for the three months ended March 31, 2024 compared to $1,216,736 for the three months ended March 31, 2023. This represents an increase of 13.34% in the gross margin quarter over quarter.

We expect our gross margin will increase through the increment in the revenue associated with the SMS businesses offered by QGlobal SMS, whose margin is greater than 25%, compared to the margins of the wholesale voice business of 3% average. While our revenue associated with voice services grew 187% when comparing the three months ended on March 31, 2024 to the three months ended on March 31, 2023, the revenue of QGlobal SMS grew 332% in the same period.

Operating Expenses

Operating expenses increased to $1,562,478 for the three months ended March 31, 2024 from $1,534,266 for the three months ended March 31, 2023. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2024	2023
Salaries, Wages and Benefits	$375,426	$459,130
Technology	221,463	124,215
Professional Fees	503,572	450,487
Legal and Regulatory	32,164	60,495
Travel and Events	35,736	24,361
Public Cost	71,930	10,445
Advertising	184,740	287,126
Bank Services and Fees	19,736	7,756
Depreciation and Amortization	35,161	34,060
Office, Facility and Other	49,962	62,978
Insurance	798	1,983
Bad debt expense	725	—

Sub Total	1,531,413	1,523,036

Stock-based compensation	31,065	11,230
Total Operating Expenses	$1,562,478	$1,534,266

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Difference
iQSTEL	657,410	664,552	(7,142)
Etelix	68,176	105,286	(37,110)
SwissLink	206,472	183,309	(23,163)
ItsBchain	10,416	11,789	(1,373)
QGlobal	109,012	63,875	45,137
IoT Labs	52,522	62,806	(10,284)
Global Money One	250	43,449	(43,199)
Whisl	240,048	154,440	85,608
Smartbiz	218,172	244,760	(26,588)
	1,562,478	1,534,266	28,212

The most significant differences are: (1) the increase in Professional Fees; (2) the increases in technology expenses related to the deployment and upgrade of the Switching platform to allocate Smartbiz. This platform is currently used by SwissLink and Etelix; and (3) the increase in Public Cost.

We are continually identifying operational synergies among all of our subsidiaries to be more cost efficient. We are currently making investments in the development of a unique voice switching platform that will allow us to reduce costs between fifty and sixty thousand dollars per quarter.

Operating Income

The Company showed negative Operating Income for the three months ended March 31, 2024 of $183,452 compared with a negative result of $317,530 for the three months ended March 31, 2023.

Even though the Company showed negative Operating Income, the number shows a trend of significant improvement year over year.

Our Telecom Division, which is the one generating revenue at the present time, generated positive Operating Income. The expenses of our Pre-revenue companies are set at the minimum required to finish the development of the product/services prior to market launch.

		Pre revenue companies
	Telecom Division	ItsBchain	Global Money One	iQSTEL	Consolidated
Revenues	$51,414,878	—	—	—	$51,414,878
Cost of revenues	50,035,852	—	—	—	50,035,852
Gross profit	1,379,026	—	—	—	1,379,026

Operating expenses
General and administration	894,402	10,416	250	657,410	1,562,478
Total operating expenses	894,402	10,416	250	657,410	1,562,478

Operating income/(loss)	$484,624	(10,416)	(250)	(657,410)	$(183,452)

The reason why there are practically no operating expenses associated with the Fintech project is because the product development has already been completed. The Company is working on the design of the marketing and sales strategy for the start of commercial activities.

Other Expenses/Other Income

We had other expenses of $396,764 for the three months ended March 31, 2024, as compared with other income of $158,708 for the same period ended 2023. The other expenses in 2024 are largely due to $365,474 in Interest Expense associated with the financing for the acquisition of QXTEL, which allows us to drive the organic growth of the company. Our other income in 2023 was largely due to the positive change in fair value of derivative liabilities.

Net Loss

We finished the three months ended March 31, 2024 with a net loss of $580,216, as compared to a loss of $158,822 during the three months ended March 31, 2023. The net loss as of March 31, 2024 is highly impacted by interest expense incurred in the acquisition of QXTEL; however, the increase in the Company's value and the beneficial effects of this acquisition could be observed in the consolidated proformas that were presented in conjunction with the acquisition of QXTEL .

QXTEL is expecting to add over eighty million dollars in annual revenues and net income around one million dollars per year.

Liquidity and Capital Resources

As of March 31, 2024, we had total current assets of $15,619,755 and current liabilities of $13,484,660, resulting in a positive working capital of $2,135,095 and a current ratio of approximately 1.16 to 1. This compares to working capital of $1,878,228 at December 31, 2023.

The positive evolution of our working capital is an indicator that the company's capital resources allow us to cover operating costs more easily every day and finance organic growth.

Our operating activities used $536,888 for the three months ended March 31, 2024 as compared with $197,163 provided in operating activities in the three months ended March 31, 2023. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Investing activities used $1,622,892 for the three months ended March 31, 2024 as compared with $142,947 for the three months ended March 31, 2023. Uses of funds in investing activities in 2024 consisted primarily of the first payment of $1,500,000 for the acquisition of QXTEL in January 2024. Uses of funds on investing activities in 2023 were primarily the acquisition of property and equipment and the issuance of a related party loan.

Financing activities provided $3,522,683 in the three months ended March 31, 2024 compared with $390,994 provided in the three months ended March 31, 2023. Our positive financing cash flow in 2024 was largely the result of the financing secured to complete the acquisition of QXTEL. Our positive financing cash flow in 2023 was largely the result of the net proceeds from the exercise of an option in the amount of $400,000.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2024.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of March 31, 2024, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2024. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

See Risk Factors contained in our Form 10-K filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended March 31, 2024, the Company issued 5,455,354 shares of common stock, valued at fair market value on issuance as follows:

•	150,000 shares for compensation to our directors valued at 31,065
•	3,535,354 shares in connection with convertible notes valued at $597,777; and
•	1,770,000 shares for settlement of debt valued at $279,660

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 15, 2024 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

