Form 10-Q
period 2024-06-30
iQSTEL Inc
filed 2024-08-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 183,532,742 common shares as of August 14, 2024

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (unaudited);
F-3	Consolidated Statements of Stockholder’s Equity (Deficit) for the three and six months ended June 30, 2024 and 2023 (unaudited).
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that can be expected for the full year.

3

Item 1. Financial Statements

iQSTEL INC

Consolidated Balance Sheets

 (Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$797,227	$1,362,668
Accounts receivable, net	13,765,855	12,539,774
Inventory	26,936	27,121
Due from related parties	661,087	340,515
Prepaid and other current assets	1,969,155	1,449,094
Total Current Assets	17,220,260	15,719,172

Property and equipment, net	583,314	522,997
Intangible asset	99,592	99,592
Goodwill	10,677,045	5,172,146
Deferred tax assets	426,755	426,755
Other asset	979,694	214,991
TOTAL ASSETS	$29,986,660	$22,155,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,507,182	$2,966,279
Accrued and other current liabilities	5,498,006	9,993,585
Due to related parties	26,613	26,613
Loans payable - net of discount of $143,197 and $3,750, respectively	2,544,878	264,988
Loans payable - related parties	1,092,766	259,447
Convertible note - net of discount of $726,900 and $39,012, respectively	3,555,006	330,032
Contingent liability for acquisition of subsidiary	1,000,000	—
Warrant liability	976,187	—
Total Current Liabilities	22,200,638	13,840,944

Loans payable, non-current	—	99,099
Employee benefits, non-current	214,143	169,738
TOTAL LIABILITIES	22,414,781	14,109,781

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 31,080 shares issued and outstanding	31	31
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 75,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 179,557,200 and 172,129,630 shares issued and outstanding, respectively	179,557	172,130
Additional paid in capital	35,947,882	34,360,884
Accumulated deficit	(28,902,052)	(26,084,133)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of iQSTEL Inc.	7,200,088	8,423,582
Equity (Deficit) attributable to noncontrolling interests	371,791	(377,710)
TOTAL STOCKHOLDERS' EQUITY	7,571,879	8,045,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,986,660	$22,155,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

   (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$78,635,764	$32,824,829	$130,050,642	$57,491,358
Cost of revenue	76,472,140	32,040,363	126,507,992	55,490,156
Gross profit	2,163,624	784,466	3,542,650	2,001,202

Operating expenses
General and administration	2,505,727	1,037,184	4,068,205	2,571,450
Total operating expenses	2,505,727	1,037,184	4,068,205	2,571,450

Operating income (loss)	(342,103)	(252,718)	(525,555)	(570,248)

Other income (expense)
Other income	55,524	4,164	127,301	519
Other expenses	(443)	(39,255)	(850)	(73,209)
Interest expense	(496,080)	(20,103)	(861,554)	(20,103)
Change in fair value of derivative liabilities	(1,115,510)	146,268	(1,115,510)	342,575
Gain (loss) on settlement of debt	—	—	(102,660)	—
Total other income (expense)	(1,556,509)	91,074	(1,953,273)	249,782

Net loss before provision for income taxes	(1,898,612)	(161,644)	(2,478,828)	(320,466)
Income taxes	(65,275)	—	(65,275)	—
Net loss	(1,963,887)	(161,644)	(2,544,103)	(320,466)
Less: Net income attributable to noncontrolling interests	44,265	52,301	273,816	256,664
Net loss attributed to iQSTEL Inc.	$(2,008,152)	$(213,945)	$(2,817,919)	$(577,130)

Comprehensive income (loss)
Net loss	$(1,963,887)	$(161,644)	$(2,544,103)	$(320,466)
Foreign currency adjustment	—	2,993	—	4,570
Total comprehensive loss	(1,963,887)	$(158,651)	$(2,544,103)	$(315,896)
Less: Comprehensive income attributable to noncontrolling interests	44,265	53,767	273,816	258,903
Net comprehensive loss attributed to iQSTEL Inc.	$(2,008,152)	$(212,418)	$(2,817,919)	$(574,799)

Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding - Basic and diluted	178,445,909	164,636,688	176,799,415	164,346,860

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2024 and 2023

 (Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2023	10,000	$10	31,080	$31	172,129,630	$172,130	$34,360,884	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

Common stock issued for compensation	—	—	—	—	150,000	150	30,915	—	—	31,065	—	31,065
Common stock issued for settlement of debt	—	—	—	—	1,770,000	1,770	277,890	—	—	279,660	—	279,660
Common stock issued in conjunction with convertible notes	—	—	—	—	3,535,354	3,535	594,242	—	—	597,777	—	597,777
Net income (loss)	—	—	—	—	—	—	—	(809,767)	—	(809,767)	229,551	(580,216)
Balance - March 31, 2024	10,000	$10	31,080	$31	177,584,984	$177,585	$35,263,931	$(26,893,900)	$(25,340)	$8,522,317	$(148,159)	$8,374,158

Common stock issued for compensation	—	—	—	—	150,000	150	46,450	—	—	46,600	—	46,600
Common stock issued for warrant exercises	—	—	—	—	1,822,216	1,822	398,178	—	—	400,000	—	400,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	239,323	—	—	239,323	—	239,323
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	475,685	475,685
Net income (loss)	—	—	—	—	—	—	—	(2,008,152)	—	(2,008,152)	44,265	(1,963,887)
Balance - June 30, 2024	10,000	$10	31,080	$31	179,557,200	$179,557	$35,947,882	$(28,902,052	$(25,340)	$7,200,088	$371,791	$7,571,879

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Deficit
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417

Common stock issued for warrant exercises	—	—	—	—	2,941,177	2,942	397,058	—	—	400,000	—	400,000
Common stock issued for compensation	—	—	—	—	60,000	60	11,170	—	—	11,230	—	11,230
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	240,258	—	—	240,258	—	240,258
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	804	804	773	1,577
Net income (loss)	—	—	—	—	—	—	—	(363,185)	—	(363,185)	204,363	(158,822)
Balance - March 31, 2023	10,000	$10	21,000	$21	164,596,688	$164,597	$31,784,606	$(24,867,580)	$(32,753)	$7,048,901	$(719,241)	$6,329,660

Common stock issued for compensation	—	—	—	—	60,000	60	6,840	—	—	6,900	—	6,900
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,527	1,527	1,466	2,993
Net income (loss)	—	—	—	—	—	—	—	(213,945)	—	(213,945)	52,301	(161,644)
Balance - June 30, 2023	10,000	$10	21,000	$21	164,656,688	$164,657	$31,791,446	$(25,081,525)	$(31,226)	$6,843,383	$(665,474)	$6,177,909

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

  (Unaudited)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,544,103)	$(320,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	77,665	18,130
Bad debt expense	1,801	—
Depreciation and amortization	68,939	68,488
Amortization of debt discount	468,797	7,226
Change in fair value of derivative liabilities	1,115,510	(342,575)
Loss on settlement of debt	102,660	—
Changes in operating assets and liabilities:
Accounts receivable	12,944,081	(589,928)
Inventory	185	(1,995)
Prepaid and other assets	(500,544)	(75,867)
Due from related parties	—	46,631
Accounts payable	(9,519,447)	1,144,422
Accrued and other current liabilities	(5,367,232)	(675,466)
Net cash used in operating activities	(3,151,688)	(721,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiary, net of cash received	(2,505,121)	—
Purchase of property and equipment	(103,474)	(132,249)
Purchase of intangible assets	—	(149,537)
Advances of loan receivable - related party	(111,602)	—
Collection of amounts due from related parties	—	2,700
Net cash used in investing activities	(2,720,197)	(279,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	699,525	150,000
Repayments of loans payable	(147,253)	(9,006)
Proceeds from loans payable - related parties	1,000,000	—
Repayment of loans payable - related parties	(166,681)	—
Proceeds from exercise of warrants	400,000	400,000
Proceeds from convertible notes	3,722,500	250,000
Proceeds from stock purchase option	100,000	—
Repayment of convertible notes	(301,647)	—
Net cash provided by financing activities	5,306,444	790,994

Effect of exchange rate changes on cash	—	6,873

Net change in cash	(565,441)	(202,619)
Cash, beginning of period	1,362,668	1,329,389
Cash, end of period	$797,227	$1,126,770

Supplemental cash flow information
Cash paid for interest	$289,493	$6,600
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued for settlement of debt	$279,660	$—
Resolution of derivative liabilities upon exercise of warrants	$239,323	$240,258
Common stock issued in connection with convertible notes	$597,777	$—
Note payable issued for acquisition of subsidiary	$2,000,000	$—
Contingent liability for acquisition of subsidiary	$1,000,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

June 30, 2024

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

The Company is a technology company with presence in 20 countries and over 100 employees that is offering leading-edge services through its four business divisions.

The Telecom Division, which represents the majority of current operations and which also represents the source for all of the Company’s revenues, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions (www.iotsmartgas.com and www.iotsmarttank.com), and international fiber-optic connectivity through its subsidiaries: Etelix.com USA, LLC, SwissLink Carrier AG, Smartbiz Telecom LLC, Whisl Telecom LLC, IoT Labs, LLC, QGlobal SMS, LLC, and QXTEL LIMITED.

Also under the Telecom Division, the Company’s developing BlockChain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through its subsidiary, itsBchain, LLC.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC (“Etelix”), SwissLink Carrier AG (“Swisslink”), ITSBCHAIN, LLC (“ItsBchain”), QGLOBAL SMS, LLC (“QGlobal”), IoT Labs, LLC (“IoT Labs”), Global Money One Inc (“Global Money One”), Whisl Telecom LLC (“Whisl”), Smartbiz Telecom LLC (“Smartbiz”) and QXTEL LIMITED (“QXTEL”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The functional currency and reporting currency of Etelix, QGlobal, ItsBchain, IoT Labs, Whisl, Smartbiz, Global Money One and QXTEL is the U.S. dollar, while SwissLink’s functional currency was the Swiss Franc (“CHF”). As of January 1, 2024, we changed the functional currency of SwissLink from their respective local currency to the US dollar. The change in functional currency is due to increased exposure to the US dollar as a result of a change in facts and circumstances in the primary economic environment in which this subsidiary operates. The effects of the change in functional currency were not significant to our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $797,227 and $1,362,668 in cash and cash equivalents at June 30, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. During the six months ended June 30, 2024 and 2023, the Company recorded bad debt expense of $1,801 and $0, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock, and it was excluded from the computation of diluted net loss per share as the result was anti-dilutive for the six months ended June 30, 2024 and 2023.

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

During the six months ended June 30, 2024, 15 customers represented 86% of our revenue compared to 23 customers representing 87% of our revenue for the six months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, 38% and 39% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

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

Historically, the Company has financed its operations through private placements, Regulation A offerings, related party loans, convertible notes, and unsecured debt. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon its operations and its stockholders.

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Other receivable	$150,726	$312,116
Prepaid expenses	1,285,619	738,050
Advance payment	21,000	21,000
Tax receivable	25,607	428
Deposit for acquisition of asset	357,500	357,500
Security deposit	128,703	20,000
	$1,969,155	$1,449,094

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Telecommunication equipment	$709,417	$386,700
Telecommunication software	645,861	836,840
Other equipment	150,940	99,892
Total property and equipment	1,506,218	1,323,432
Accumulated depreciation and amortization	(922,904)	(800,435)
Total property and equipment	$583,314	$522,997

Depreciation expense for the six months ended June 30, 2024 and 2023 amounted to $68,939 and $68,488, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,		Interest
	2024	2023	Term	rate
Martus	$103,738	$103,738	Note was issued on October 23, 2018 and due on January 2, 2025	5.0%
Darlene Covid19	89,866	99,099	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Promissory note payable	—	165,000	Note was issued April 4, 2023 and due on April 4, 2024	24.0%
Future receipts loan	552,080	—	Loan was issued April 23, 2023 and due in February 26, 2025	Effective rate (1) 98.9%
Promissory note payable	217,391	—	Note was issued June 11, 2024 and due on June 11, 2025	2.0%
Promissory note payable - acquisition of QXTEL	1,725,000	—	Note was issued April 1, 2024 and due on June 30, 2025	4.89%
Total	2,688,075	367,837
Less: Unamortized debt discount	(143,197)	(3,750)
Total loans payable	2,544,878	364,087
Less: Current portion of loans payable	(2,544,878)	(264,988)
Long-term loans payable	$—	$99,099

(1)	The purchase price is $504,575, net of financing fee of $10,425, and the amount to be paid is $690,100. The monthly payment amount is $69,010.

During the six months ended June 30, 2024 and 2023, the Company repaid the principal amount of $147,253 and $9,006, respectively.

During the six months ended June 30, 2024, the Company settled principal amount and accrued interest of a note payable issued in April 2023 by issuing 1,770,000 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $102,660.

Loans payable - related parties at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,		Interest
	2024	2023	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0%
49% of Shareholder of SwissLink	237,841	237,841	Note is due on demand	5%
Minority Shareholder of QXTEL	833,319	—	Note is due on October 1, 2025	4.89%
Total	1,092,766	259,447
Less: Current portion of loans payable - related parties	1,092,766	259,447
Long-term loans payable - related parties	$—	$—

During the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $47,665 and $9,460 and recognized amortization of discount, included in interest expense, of $68,519 and $3,750, respectively.

NOTE 7 - CONVERTIBLE NOTES

Convertible notes at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Issued in fiscal year 2023	$109,494	$369,044
Issued in fiscal year 2024	4,172,412	—
Total convertible notes payable	4,281,906	369,044
Less: Unamortized debt discount	(726,900)	(39,012)
Total convertible notes	3,555,006	330,032

Less: current portion of convertible notes	3,555,006	330,032
Long-term convertible notes	$—	$—

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

The initial tranche was executed in January 2024 for $2,222,222 in face value of Notes and 2,020,200 Kicker Shares, with an original issue discount of $222,222; second and third tranches were executed in March 2024 for $1,111,111 and $555,556, respectively, in face value of Notes and 1,010,101 and 505,051 Kicker Shares, with an original issue discount of $111,111 and $55,556, respectively. Each one year note bears interest at 18% per annum.

During the three months ended June 30, 2024, the Company borrowed $146,900 and $177,100 from a third party totaling $324,000, which includes original issue discount and financing costs of $49,000. The notes are due on January 15, 2025, and a one-time interest charge of 12% and 14%, respectively, shall be applied. Accrued, unpaid interest and outstanding principal on the $146,900 note shall be paid in 10 payments each in the amount of $16,453 beginning on April 15, 2024; accrued, unpaid interest and outstanding principal on the $177,100 note shall be paid in 5 payments, one payment of $100,947 and four payments of $25,237, beginning in September 2024. The notes are convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

During the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $345,092 and $3,417 and recognized amortization of discount, included in interest expense, of $400,278 and $3,476, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended June 30, 2024, the Company issued 7,427,570 shares of common stock, valued at fair market value on issuance as follows:

•	300,000 shares for compensation to our directors valued at $77,665
•	1,770,000 shares for settlement of debt valued at $279,660
•	3,535,354 shares in connection with convertible notes valued at $597,777; and
•	1,822,216 shares for exercise of warrants for $400,000

As of June 30, 2024 and December 31, 2023, 179,557,200 and 172,129,630 shares of common stock were issued and outstanding, respectively.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of June 30, 2024 and December 31, 2023, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of June 30, 2024 and December 31, 2023, 31,080 shares of Series B Preferred Stock were issued and outstanding.

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

As of June 30, 2024 and December 31, 2023, no Series C Preferred Stock was issued or outstanding.

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

As of June 30, 2024 and December 31, 2023, no Series D Preferred Stock was issued or outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related party

As of June 30, 2024 and December 31, 2023, the Company had amounts due from related parties of $661,087 and $340,515, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of June 30, 2024 and December 31, 2023, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the six months ended June 30, 2024 and 2023, the Company recorded management salaries of $423,000 and $270,000, respectively, and stock-based compensation bonuses of $77,665 and $18,130, respectively.

As of June 30, 2024 and December 31, 2023, the Company recorded and accrued management salaries of $205,627 and $100,128, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the six months ended June 30, 2024 and 2023, the Company incurred rent expense of $14,028 and $2,137, respectively.

NOTE 11 – ACQUISITION

On January 19, 2024, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Yukon River Holdings, Ltd. (“Yukon River”), a corporation formed under the laws of the British Virgin Islands (“Seller”) concerning the contemplated sale by Seller and the purchase by us of 51% of the ordinary shares Seller holds in QXTEL LIMITED (“QXTEL”), a company incorporated in England and Wales.

The purchase price (the “Purchase Price”) payable to the Seller for the shares is $5,000,000. Upon the execution of the Purchase Agreement, we agreed to deposit $1,500,000 of the Purchase Price into the trust account of a law firm acting as escrow agent (the “Escrow Agent”) as a nonrefundable deposit to evidence our good faith intention to purchase the shares, which was credited against the Purchase Price.

At closing, in addition to the $1,500,000 with the Escrow Agent that formed part of the Purchase Price, we were required to pay $1,500,000 in cash and $2,000,000 to the Seller, either (A) in the form of a promissory note (the “Promissory Note”), or (B) by the delivery of iQSTEL shares to Seller. Seller could decide the form of payment between the Promissory Note or the shares of iQSTEL, and if a Promissory Note was chosen, we agreed to allow Seller the option to exchange the Promissory Note for shares of iQSTEL. On June 27, 2024, we entered into a second amendment to the Purchase Agreement (the “Amendment”) that required us to issue an amended and restated promissory note to the Seller. We have paid down $200,000 of the note, so the amended and restated promissory note was issued in the principal amount of US $1,800,000. The amended and restated promissory note also changed the payment structure, from installment payments of $200,000 for each of the months of May through November ($1,400,000) with a balloon payment of $600,000, to monthly installments of $75,000 plus interest during 2024, and $212,500 plus interest during the first 6 months of 2025.  We also revised the Earnout Payment due to the Seller. The Earnout Payment was redefined at $721,035 net income, to be achieved in Q2, Q3 and Q4 of 2024. The $1,000,000 payment that IQSTEL has to pay upon achievement of the Earnout Payment will be paid during the first half of 2025, in monthly installments.

During the six months ended June 30, 2024, the Company repaid a note payable of $275,000.

The acquisition was closed on April 1, 2024. QXTEL has been included in our consolidated results of operations since the acquisition date.

The following table summarizes the fair value of the consideration paid by the Company:

April 1,
Fair Value of Consideration:	2024
Cash	$3,000,000
Promissory note	2,000,000
Contingent liability	1,000,000
Total Purchase Price	$6,000,000

The following table summarizes the preliminary identifiable assets acquired and liabilities assumed upon acquisition of QXTEL and the calculation of goodwill:

Total purchase price	$6,000,000

Cash	769,879
Accounts receivable	14,946,919
Due from related party	208,550
Other asset	214,564
Equipment	30,963
Total identifiable assets	16,170,875

Accounts payable	(14,796,505)
Other current liabilities	(403,584)
Total liabilities assumed	(15,200,089)
Net assets	970,786

Non-controlling interest - 49%	475,685
Total net assets	495,101
Goodwill	$5,504,899

Unaudited combined proforma results of operations for the six months ended June 30, 2024 and 2023 as though the Company acquired QXTEL on January 1, 2023, are set forth below:

	Six Months Ended
	June 30,
	2024	2023
Revenues	$157,734,103	$97,988,300
Cost of revenues	153,669,990	94,185,602
Gross profit	4,064,113	3,802,698

Operating expenses	4,696,867	3,992,419
Operating loss	(632,754)	(189,721)

Other income (expense)	(1,953,273)	249,782
Income tax	(65,275)	(94,225)
Net Loss	$(2,651,302)	$(34,164)

NOTE 12 - SEGMENT

At June 30, 2024 and December 31, 2023, the Company operates in one industry segment, telecommunication services, and three geographic segments, USA, UK and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and six months ended June 30, 2024 and 2023:

Three months ended June 30, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$46,933,532	1,026,797	31,474,055	$(798,620)	$78,635,764
Cost of revenue	45,956,484	883,919	30,430,357	(798,620)	76,472,140
Gross profit	977,048	142,878	1,043,698	—	2,163,624

Operating expenses
General and administration	1,602,751	237,073	665,903	—	2,505,727

Operating income (loss)	(625,703)	(94,195)	377,795	—	(342,103)

Other income (expense)	(1,597,506)	47,525	(6,528)	—	(1,556,509)

Income tax expense	—	—	(65,275)	—	(65,275)

Net income (loss)	$(2,223,209)	$(46,670)	$305,992	$—	$(1,963,887)

Three months ended June 30, 2023

	USA	Switzerland	Elimination	Total
Revenues	$32,960,138	1,334,080	$(1,469,389)	$32,824,829
Cost of revenue	32,359,937	1,149,815	(1,469,389)	32,040,363
Gross profit	600,201	184,265	—	784,466

Operating expenses
General and administration	845,485	191,699	—	1,037,184

Operating loss	(245,284)	(7,434)	—	(252,718)

Other income (expense)	98,224	(7,150)	—	91,074

Net loss	$(147,060)	$(14,584)	$—	$(161,644)

Six months ended June 30, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$99,044,789	2,062,716	31,474,055	$(2,530,918)	$130,050,642
Cost of revenue	96,888,310	1,720,243	30,430,357	(2,530,918)	126,507,992
Gross profit	2,156,479	342,473	1,043,698	—	3,542,650

Operating expenses
General and administration	2,958,757	443,545	665,903	—	4,068,205

Operating income (loss)	(802,278)	(101,072)	377,795	—	(525,555)

Other income (expense)	(2,032,989)	86,244	(6,528)	—	(1,953,273)

Income tax expense	—	—	(65,275)	—	(65,275)

Net income (loss)	$(2,835,267)	$(14,828)	$305,992	$—	$(2,544,103)

Six months ended June 30, 2023

	USA	Switzerland	Elimination	Total
Revenues	$57,807,809	2,681,515	$(2,997,966)	$57,491,358
Cost of revenue	56,185,823	2,302,299	(2,997,966)	55,490,156
Gross profit	1,621,986	379,216	—	2,001,202

Operating expenses
General and administration	2,196,441	375,009	—	2,571,450

Operating (loss) income	(574,455)	4,207	—	(570,248)

Other income (expense)	273,179	(23,397)	—	249,782

Net loss	$(301,276)	$(19,190)	$—	$(320,466)

Asset Information

The following table shows asset information by geographic segment as of June 30, 2024 and December 31, 2023:

June 30, 2024	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$9,072,423	$763,359	$7,997,811	$(613,333)	$17,220,260
Non-current assets	$23,368,080	$828,551	$754,331	$(12,184,562)	$12,766,400
Liabilities
Current liabilities	$13,806,116	$1,576,897	$7,430,958	$(613,333)	$22,200,638
Non-current liabilities	$139	$169,599	$44,405	$—	$214,143

December 31, 2023	USA	Switzerland	Elimination	Total
Assets
Current assets	$14,537,969	$1,874,627	$(693,424)	$15,719,172
Non-current assets	$11,810,606	$810,437	$(6,184,562)	$6,436,481
Liabilities
Current liabilities	$11,978,244	$2,556,124	$(693,424)	$13,840,944
Non-current liabilities	$139	$268,698	$—	$268,837

NOTE 13 – WARRANTS

On February 12, 2024, we issued a Common Stock Purchase Option (the “Option”) to ADI Funding LLC (“ADI Funding”) for $100,000 that expires on December 31, 2024, for the right to acquire up to 10,000,000 shares of common stock. The exercise price per share of the common stock under the Option shall be (i) 70% of the VWAP of the common stock during the then 10 Trading Days immediately preceding, but not including the date of exercise if the VWAP is below $2.00 or (ii) seventy five percent (75%) of the VWAP of the common stock during the then 10 Trading Days immediately preceding, but not including the date of exercise if the VWAP is equal or above $2.00.

ADI Funding has the right and the obligation to exercise, on a “cash basis”, not less than (i) 2,000,000 of the shares of common stock underlying the option not later than the later of March 31, 2024 or the date on which there is an effective registration statement permitting the resale of the shares by ADI Funding. From and after the occurrence of the above-referenced exercise, each additional exercise of the Option shall be in an amount not less than 1,000,000 shares, which shall occur every thirty (30) days and shall be exercised only on a cash basis. ADI Funding’s obligation to exercise each specified portion of the Option is subject to the exercise price being not less than $0.11

If the Company issues securities less than the exercise price of the option, ADI Funding has a right to also use that lesser price in the exercise of its Option. The Option also contains rights to any company distributions and consideration in fundamental transactions.

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

The Company determined that the warrants had net cash settlement and categorized the warrants as a liability in the accompanying consolidated financial statements.

A summary of activity regarding warrants issued as follows:

		Weighted Average Remaining
	Warrants outstanding	Contractual life (in years)

Outstanding, December 31, 2023	—	—
Granted	10,000,000	0.88
Exercised	(1,822,216)	—
Forfeited/canceled	—	—
Outstanding, June 30, 2024	8,177,784	0.50

The intrinsic value of the warrants as of June 30, 2024 is approximately $680,000. All of the outstanding warrants are exercisable as of June 30, 2024; however, each exercise is subject to a beneficial ownership limitation of 4.99% of the Company’s outstanding common stock, which, upon notice, may be increased to 9.99%.

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

As of June 30, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

As of June 30, 2024
Expected term	0.50 - 0.65 years
Exercise price	$0.17 –$0.23
Expected average volatility	108% - 117%
Expected dividend yield	—
Risk-free interest rate	5.33% - 5.44%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$—

Addition of new derivatives recognized as cash received	100,000
Settled on issuance of common stock	(239,323)
Change in fair value of derivative liabilities	1,115,510
Balance - June 30, 2024	$976,187

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2024, and through the date that these financials were made available, the Company had the following subsequent events:

On May 10, 2024, the Company entered into a Purchase Company Agreement (“Purchase Company Agreement”) with Omar Luna and Lynk Holding LLC (together, the “Seller”) concerning the sale by Seller and the purchase by us of 51% of the membership interests the Seller holds in Lynk Telecom, LLC, a Virginia limited liability company (“Lynk Telecom”). The closing of the Purchase Company Agreement is expected to occur, once due diligence has been completed, during the third quarter of fiscal year 2024, although there are no assurances that the deal will close as planned.

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

Overview

iQSTEL Inc. (www.iqstel.com) is a technology company with a presence in 20 countries and over 100 employees that is offering leading-edge services through its four business divisions.

Our Telecom Division, which represents the majority of current operations and which also represents the source for all of our revenues for the financial periods presented, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions (www.iotsmartgas.com and www.iotsmarttank.com), and international fiber-optic connectivity through its subsidiaries: Etelix (www.etelix.com), SwissLink Carrier (www.swisslink-carrier.com), Smartbiz Telecom (www.smartbiztel.com), Whisl Telecom (www.whisl.com), IoT Labs (www.iotlabs.mx), QGlobal SMS (www.qglobalsms.com), and QXTEL Limited (www.qxtel.com).

Also under the Telecom Division, our developing BlockChain Platform Business Line (www.itsbchain.com) offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through its subsidiary, itsBchain.

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

Our developing Artificial Intelligence (AI)-Enhanced Metaverse Division (information and content) (www.realityborder.com) is currently developing a groundbreaking white-label solution designed specifically for corporations, businesses, and the telecommunications industry. Delivering a full suite of immersive content services, creating a comprehensive virtual experience that can be accessed through the Web or our proprietary mobile apps. The features include up to four simultaneous video screens for versatile content presentation, various virtual halls such as the main hall, home hall, auditorium, exhibition space, shopping center, and meeting rooms. Stands for mobile application downloads, clickable gates for immediate purchasing, and direct communication tools are seamlessly integrated to foster collaboration, engagement, and interactivity. It goes beyond traditional virtual spaces by utilizing cutting-edge AI technology. This ensures video conferencing and real-time communication with other users within the Metaverse, offering our customers a collective and fully immersive experience that caters to diverse needs such as content acquisition, entertainment, and shared virtual experiences. It is a future-ready platform that encourages creativity, connectivity, and collaboration like never before.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2024 was $78,635,764, compared with $32,824,829 for the three months ended June 30, 2023. These numbers reflect an increase of 139.56% quarter over quarter on our consolidated revenues. Our total revenue reported for the six months ended June 30, 2024 was $130,050,642, compared with $57,491,358 for the six months ended June 30, 2023; an increase of 126.21%.

When looking at the numbers by subsidiary, we have the following breakout for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

	Revenue for the Three Months Ended June		Revenue for the Six Months Ended June
Subsidiary	2024	2023	2024	2023
Etelix.com USA, LLC	$14,381,303	$10,692,139	$33,011,213	$15,041,124
SwissLink Carrier AG	901,198	1,273,004	1,875,932	2,548,289
QGlobal LLC	422,982	211,258	790,242	296,309
IoT Labs LLC	24,448,290	17,215,267	48,786,489	32,476,549
Smartbiz Telecom	6,210,123	2,935,867	12,391,570	6,327,107
Whisl Telecom	800,003	497,294	1,723,331	801,980
QXTEL Limited	31,471,866	—	31,471,866	—
	$78,635,764	$32,824,829	$130,050,642	$57,491,358

The increase in revenue is due to an increment in the commercial efforts and the result of commercial synergies amongst all companies. The organic growth during the three-months ended June 30, 2024 was 60% of the total revenue for that period, while the newly acquired company QXTEL Limited contributed with 40% of the total revenue.

When looking at the figures for the six months ended June 30, 2024, the organic growth was 76%, while QXTEL Limited contributed 24%.

We consider organic growth the revenues reported by our existing subsidiaries; including Etelix, SwissLink, QGlobal, IoT Labs, Smartbiz and Whisl.

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions.

Cost of Revenue

Our total cost of revenue for the three months ended June 30, 2024 increased to $76,472,140, compared with $32,040,363 for the three months ended June 30, 2023. Our total cost of revenue for the six months ended June 30, 2024 increased to $126,507,992, compared with $55,490,156 for the six months ended June 30, 2023.

When looking at the numbers by subsidiary, we have the following breakout for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023:

	Cost of Revenue for the Three Months Ended June		Cost of Revenue for the Six Months Ended June
Subsidiary	2024	2023	2024	2023
Etelix.com USA, LLC	$14,089,625	$10,019,546	$31,922,561	$13,784,019
SwissLink Carrier AG	829,267	1,055,418	1,599,435	2,159,275
QGlobal LLC	299,915	142,330	542,332	193,879
IoT Labs LLC	24,230,045	17,211,748	48,026,620	32,090,649
Smartbiz Telecom	6,074,427	3,125,835	12,339,173	6,209,129
Whisl Telecom	526,551	485,486	1,655,561	1,053,205
QXTEL Limited	30,422,311	—	30,422,311	—
	$76,472,140	$32,040,363	$126,507,992	$55,490,156

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

Gross Margin

The Consolidated Gross Margin for the three months ended June 30, 2024 was 2.75%, which compared to 2.39% for the three months ended June 30, 2023 represents an increase in our consolidated Gross Margin of 15.13%.

The Consolidated Gross Margin for the six months ended June 30, 2024 was 2.72%, which compared to 3.48% for the six months ended June 30, 2023.

The decrease in the Gross Margin is due to the decrease in the margins of voice services, which is an expected trend in the industry. To offset this trend, the Company has implemented a plan to modify the composition of the product portfolio by increasing SMS businesses that have increasing margins. As an example, we can indicate that for the six months ended on June 30, 2024, the contribution to the margin of the SMS business with respect to the total was 24% compared to only 8% for the same period in 2023. With the incorporation of QXTEL and the increase in the QGlobal SMS business, the gross margin of our SMS services portfolio increased by 297% when comparing the figures of June 2024 vs. June 2023.

Operating Expenses

Operating expenses, consisting entirely of general and administrative expenses, increased to $2,505,727 for the three months ended June 30, 2024 from $1,037,184 for the three months ended June 30, 2023. Operating expenses, consisting entirely of general and administrative expenses, increased to $4,068,205 for the six months ended June 30, 2024 from $2,571,450 for the six months ended June 30, 2023. The detail by major category for the six months ended June 30, 2024 and 2023 is reflected in the table below.

	Six Months Ended June 30,
	2024	2023
Salaries, Wages and Benefits	$1,143,692	$881,830
Technology	542,140	185,975
Professional Fees	1,064,047	586,726
Legal & Regulatory	151,639	110,179
Travel & Events	97,489	102,356
Public Cost	85,378	18,083
Advertising	501,997	405,537
Bank Services and Fees	121,566	25,709
Depreciation and Amortization	68,939	68,488
Office, Facility and Other	190,132	160,010
Insurances	21,720	8,427
Bad debt expense	1,801	—

Sub Total	3,990,540	2,553,320

Stock-based compensation	77,665	18,130
Total Operating Expense	$4,068,205	$2,571,450

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Difference
iQSTEL	$1,420,141	$1,027,793	$392,348
Etelix	182,516	207,309	-24,793
Swisslink	443,546	375,008	68,538
ItsBchain	14,384	22,019	-7,635
QGlobal	262,845	119,035	143,810
IoT Labs	134,718	115,013	19,705
Global Money One	400	60,799	-60,399
Smartbiz Telecom	461,282	316,129	145,153
Whisl Telecom	482,470	328,345	154,125
QXTEL Limited	665,903	—	665,903
	$4,068,205	$2,571,450	$1,496,755

During the three months ended June 30, 2024 we were consolidating QXTEL from April 1 to June 30. This new subsidiary was not present before the mentioned period which explains 44% of the total $1,496,755 expense increase in the total consolidated figures for 2024 compared to the same period in 2023.

Operating Income

The Company had an operating loss for the three months ended June 30, 2024 of $342,103 compared with an operating loss of $252,718 for the three months ended June 30, 2023.

The Company had an operating loss for the six months ended June 30, 2024 of $525,555 compared with an operating loss of $570,248 for the six months ended June 30, 2023.

Our Telecom Division, the division presently generating revenue, has operating income when presented separately from the rest of our Company. The expenses of our pre-revenue companies are set at the minimum required to finish the development of the product/services prior to market launch. When comparing the tables below, we can see a tremendous evolution of our telecom division comparing the revenues, gross profit and operating income for the three and six months ended June 30, 2024 versus the same periods of year 2023. As we have indicated on several occasions, our strategy is to strengthen our telecommunications division so that it can serve as a lever for the development of new lines of business.

	Telecom Division		Pre-revenue companies		iQSTEL		Consolidated
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	78,635,764	130,050,642	—	—	—	—	78,635,764	130,050,642
Cost of revenue	76,472,140	126,507,992	—	—	—	—	76,472,140	126,507,992
Gross profit	2,163,624	3,542,650	—	—	—	—	2,163,624	3,542,650

Operating expenses
General and administration	1,738,878	2,633,280	4,118	14,784	762,731	1,420,141	2,505,727	4,068,205
Total Operating Expenses	1,738,878	2,633,280	4,118	14,784	762,731	1,420,141	2,505,727	4,068,205

Operating income/(loss)	424,746	909,370	(4,118)	(14,784)	(762,731)	(1,420,141)	(342,103)	(525.555)

	Telecom Division		Pre-revenue companies		iQSTEL		Consolidated
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues	32,824,829	57,491,358	—	—	—	—	32,824,829	57,491,358
Cost of revenue	32,040,363	55,490,156	—	—	—	—	32,040,363	55,490,156
Gross profit	784,466	2,001,202	—	—	—	—	784,466	2,001,202

Operating expenses
General and administration	646,362	1,460,839	27,580	82,818	363,240	1,027,793	1,037,182	2,571,450
Total Operating Expenses	646,362	1,460,839	27,580	82,818	363,240	1,027,793	1,037,182	2,571,450

Operating income/(loss)	138,104	540,363	(27,580)	(82,818)	(363,240)	(1,027,793)	(252,716)	(570,248)

Other Expenses/Other Income

We had other expenses of $1,556,509 for the three months ended June 30, 2024, as compared with other income of $91,074 for the same period ended 2023. We had other expenses of $1,953,273 for the six months ended June 30, 2024, as compared with other income of $249,782 for the same period ended 2023. The increase in other expenses is mainly due to the change in the fair value of derivative liabilities, and the interest expenses incurred. Both concept are related to the financing structure put in place for the acquisition of QXTEL Limited, which has had a positive impact in the revenues and operating income of the Telecom Division, and also a positive impact in our balance sheet.

Net Loss

We finished the three months ended June 30, 2024 with a loss of $1,963,887, as compared to a loss of $161,644 during the three months ended June 30, 2023. We finished the six months ended June 30, 2024 with a loss of $2,544,103, as compared to a loss of $320,466 during the six months ended June 30, 2023.

The net results of the periods reported are highly impacted by the expenses in the holding entity (iQSTEL), which has a high component of interest and other financial expenses related to the funds borrowed for the acquisition of QXTEL Limited.

Liquidity and Capital Resources

As of June 30, 2024, we had total current assets of $17,220,260 and current liabilities of $22,200,638, resulting in a negative working capital of $4,980,378. This negative working capital is driven largely by the $3,555,006 of current convertible notes, derivative liabilities of $976,187 and contingent liability for the acquisition of QXTEL of $1,000,000.

Our operating activities used $3,151,688 in the six months ended June 30, 2024 as compared with $721,400 used in operating activities in the six months ended June 30, 2023. Our negative operating cash flow for both periods is a result of our net loss and changes in operating assets and liabilities.

Investing activities used $2,720,197 for the six months ended June 30, 2024 compared to $279,086 used during the same period of year 2023. For the six months ended June 30, 2024 the use of funds in investing activities consisted primarily of the acquisition of QXTEL Limited.

Financing activities provided $5,306,444 in the six months ended June 30, 2024 compared with $790,994 provided in the six months ended June 30, 2023. Our positive financing cash flow in 2024 is mainly the result of proceeds from loans, and proceeds from convertible notes.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2024.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of June 30, 2024, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2024. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2024, the Company issued 7,427,570 shares of common stock, valued at fair market value on issuance as follows:

•	300,000 shares for compensation to our directors valued at $77,665
•	1,770,000 shares for settlement of debt valued at $279,660
•	3,535,354 shares in connection with convertible notes valued at $597,777; and
•	1,822,216 shares for exercise of warrants for $400,000

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
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2024 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

