Form 10-Q
period 2024-09-30
iQSTEL Inc
filed 2024-11-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 186,176,651 common shares as of November 14, 2024

2

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (unaudited);
F-3	Consolidated Statements of Stockholder’s Equity for the three and nine months ended September 30, 2024 and 2023 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results that can be expected for the full year.

3

iQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$2,125,139	$1,362,668
Accounts receivable, net	14,982,958	12,539,774
Inventory	30,658	27,121
Due from related parties	635,715	340,515
Prepaid and other current assets	1,890,516	1,449,094
Total Current Assets	19,664,986	15,719,172

Property and equipment, net	578,734	522,997
Intangible asset	99,592	99,592
Goodwill	10,677,045	5,172,146
Deferred tax assets	426,755	426,755
Other asset	992,006	214,991
TOTAL ASSETS	$32,439,118	$22,155,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,756,934	$2,966,279
Accrued and other current liabilities	6,296,717	9,993,585
Due to related parties	26,613	26,613
Loans payable - net of discount of $294,484 and $3,750, respectively	3,232,009	264,988
Loans payable - related parties	926,069	259,447
Convertible notes - net of discount of $490,022 and $39,012, respectively	3,549,946	330,032
Contingent liability for acquisition of subsidiary	1,000,000	—
Derivative liabilities	277,946	—
Total Current Liabilities	24,066,234	13,840,944

Loans payable, non-current	—	99,099
Employee benefits, non-current	283,586	169,738
TOTAL LIABILITIES	24,349,820	14,109,781

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 31,080 shares issued and outstanding	31	31
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 75,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 186,176,651 and 172,129,630 shares issued and outstanding, respectively	186,176	172,130
Additional paid in capital	37,231,686	34,360,884
Accumulated deficit	(29,825,840)	(26,084,133)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of iQSTEL Inc.	7,566,723	8,423,582
Equity (Deficit) attributable to noncontrolling interests	522,575	(377,710)
TOTAL STOCKHOLDERS' EQUITY	8,089,298	8,045,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,439,118	$22,155,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues	$54,249,614	$39,757,203	$184,346,412	$97,248,561
Cost of revenue	52,229,695	38,728,682	178,737,687	94,218,838
Gross profit	2,019,919	1,028,521	5,608,725	3,029,723

Operating expenses
General and administration	2,076,472	957,768	6,144,677	3,529,218
Total operating expenses	2,076,472	957,768	6,144,677	3,529,218

Operating income (loss)	(56,553)	70,753	(535,952)	(499,495)

Other income (expense)
Other income	7,006	2,607	88,151	3,126
Other expenses	(5,770)	(32,505)	(6,620)	(105,714)
Interest expense	(672,266)	(34,219)	(1,533,820)	(54,322)
Change in fair value of derivative liabilities	51,721	39,273	(1,063,789)	381,848
Loss on settlement of debt	(27,537)	—	(130,197)	—
Total other income (expense)	(646,846)	(24,844)	(2,646,275)	224,938

Net income (loss) before provision for income taxes	(703,399)	45,909	(3,182,227)	(274,557)
Income taxes	(69,605)	—	(134,880)	—
Net income (loss)	(773,004)	45,909	(3,317,107)	(274,557)
Less: Net income attributable to noncontrolling interests	150,784	107,922	424,600	364,586
Net loss attributed to iQSTEL Inc.	$(923,788)	$(62,013)	$(3,741,707)	$(639,143)

Dividend on Series B Preferred Stock	—	(816,480)	—	(816,480)
Net loss attributed to stockholders of iQSTEL Inc.	$(923,788)	$(878,493)	$(3,741,707)	$(1,455,623)

Comprehensive income (loss)
Net income (loss)	$(773,004)	$45,909	$(3,317,107)	$(274,557)
Foreign currency adjustment	—	(4,428)	—	142
Total comprehensive income (loss)	(773,004)	$41,481	$(3,317,107)	$(274,415)
Less: Comprehensive income attributable to noncontrolling interests	150,784	105,753	424,600	364,656
Net comprehensive loss attributed to iQSTEL Inc.	$(923,788)	$(64,272)	$(3,741,707)	$(639,071)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	184,284,588	168,185,122	179,312,685	165,640,341

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2023	10,000	$10	31,080	$31	172,129,630	$172,130	$34,360,884	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

Common stock issued for compensation	—	—	—	—	150,000	150	30,915	—	—	31,065	—	31,065
Common stock issued for settlement of debt	—	—	—	—	1,770,000	1,770	277,890	—	—	279,660	—	279,660
Common stock issued in conjunction with convertible notes	—	—	—	—	3,535,354	3,535	594,242	—	—	597,777	—	597,777
Net income (loss)	—	—	—	—	—	—	—	(809,767)	—	(809,767)	229,551	(580,216)
Balance - March 31, 2024	10,000	$10	31,080	$31	177,584,984	$177,585	$35,263,931	$(26,893,900)	$(25,340)	$8,522,317	$(148,159)	$8,374,158

Common stock issued for compensation	—	—	—	—	150,000	150	46,450	—	—	46,600	—	46,600
Common stock issued for warrant exercises	—	—	—	—	1,822,216	1,822	398,178	—	—	400,000	—	400,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	239,323	—	—	239,323	—	239,323
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	475,685	475,685
Net income (loss)	—	—	—	—	—	—	—	(2,008,152)	—	(2,008,152)	44,265	(1,963,887)
Balance - June 30, 2024	10,000	$10	31,080	$31	179,557,200	$179,557	$35,947,882	$(28,902,052)	$(25,340)	$7,200,088	$371,791	$7,571,879

Common stock issued for conversion of debt	—	—	—	—	3,064,394	3,064	334,019	—	—	337,083	—	337,083
Common stock issued for compensation	—	—	—	—	150,000	150	31,670	—	—	31,820	—	31,820
Common stock issued for warrant exercises	—	—	—	—	3,405,057	3,405	171,595	—	—	175,000	—	175,000
Common stock payable	—	—	—	—	—	—	100,000	—	—	100,000	—	100,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	646,520	—	—	646,520	—	646,520
Net income (loss)	—	—	—	—	—	—	—	(923,788)	—	(923,788)	150,784	(773,004)
Balance - September 30, 2024	10,000	$10	31,080	$31	186,176,651	$186,176	$37,231,686	$(29,825,840)	$(25,340)	$7,566,723	$522,575	$8,089,298

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417

Common stock issued for warrant exercises	—	—	—	—	2,941,177	2,942	397,058	—	—	400,000	—	400,000
Common stock issued for compensation	—	—	—	—	60,000	60	11,170	—	—	11,230	—	11,230
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	240,258	—	—	240,258	—	240,258
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	804	804	773	1,577
Net income (loss)	—	—	—	—	—	—	—	(363,185)	—	(363,185)	204,363	(158,822)
Balance - March 31, 2023	10,000	$10	21,000	$21	164,596,688	$164,597	$31,784,606	$(24,867,580)	$(32,753)	$7,048,901	$(719,241)	$6,329,660

Common stock issued for compensation	—	—	—	—	60,000	60	6,840	—	—	6,900	—	6,900
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	1,527	1,527	1,466	2,993
Net income (loss)	—	—	—	—	—	—	—	(213,945)	—	(213,945)	52,301	(161,644)
Balance - June 30, 2023	10,000	$10	21,000	$21	164,656,688	$164,657	$31,791,446	$(25,081,525)	$(31,226)	$6,843,383	$(665,474)	$6,177,909

Series B Preferred stock issued as dividend	—	—	10,080	10	—	—	816,470	(816,480)	—	—	—	—
Common stock issued for compensation	—	—	—	—	60,000	60	12,755	—	—	12,815	—	12,815
Common stock issued for warrant exercises	—	—	—	—	5,514,707	5,515	994,485	—	—	1,000,000	—	1,000,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	735,681	—	—	735,681	—	735,681
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5,050)	(5,050)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(2,259)	(2,259)	(2,169)	(4,428)
Net income (loss)	—	—	—	—	—	—	—	(62,013)	—	(62,013)	107,922	45,909
Balance - September 30, 2023	10,000	$10	31,080	$31	170,231,395	$170,232	$34,350,837	$(25,960,018)	$(33,485)	$8,527,607	$(564,771)	$7,962,836

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,317,107)	$(274,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	109,485	30,945
Bad debt expense	1,801	1,344
Depreciation and amortization	104,061	103,246
Amortization of debt discount	856,922	21,404
Change in fair value of derivative liabilities	1,063,789	(381,848)
Loss on settlement of debt	130,197	—
Changes in operating assets and liabilities:
Accounts receivable	11,789,409	(3,422,703)
Inventory	(3,537)	(997)
Prepaid and other assets	(434,217)	(1,057,311)
Due from related parties	—	69,948
Accounts payable	(8,331,945)	2,604,856
Accrued and other current liabilities	(4,495,509)	1,870,972
Net cash used in operating activities	(2,526,651)	(434,701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiary	(2,730,121)	—
Purchase of property and equipment	(134,016)	(164,715)
Purchase of intangible assets	—	(189,767)
Advances of loans receivable - related party	(119,832)	—
Collection of amounts due from related parties	33,602	13,899
Net cash used in investing activities	(2,950,367)	(340,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	2,011,100	150,000
Repayments of loans payable	(669,121)	(9,006)
Proceeds from loans payable - related parties	1,000,000	—
Repayment of loans payable - related parties	(333,378)	—
Proceeds from exercise of warrants	575,000	1,150,000
Proceeds from issuance of common stock payable	100,000	—
Proceeds from convertible notes	3,997,500	250,000
Proceeds from common stock purchase option	100,000	—
Repayment of convertible notes	(541,612)	(86,238)
Net cash provided by financing activities	6,239,489	1,454,756

Effect of exchange rate changes on cash	—	(7,541)

Net change in cash	762,471	671,931
Cash, beginning of period	1,362,668	1,329,389
Cash, end of period	$2,125,139	$2,001,320

Supplemental cash flow information
Cash paid for interest	$480,431	$25,941
Cash paid for taxes	$—	$—

Non-cash transactions:
Series B Preferred stock issued as dividend	$—	$816,480
Common stock issued in connection with convertible notes	$597,777	$—
Common stock issued for conversion of debt	$337,083	$—
Common stock issued for settlement of debt	$279,660	$—
Cashless warrant exercised	$1,815	$—
Resolution of derivative liabilities	$885,843	$975,939
Note payable issued for acquisition of subsidiary	$2,000,000	$—
Contingent liability for acquisition of subsidiary	$1,000,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

September 30, 2024

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $2,125,139 and $1,362,668 in cash and cash equivalents at September 30, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. During the nine months ended September 30, 2024 and 2023, the Company recorded bad debt expense of $1,801 and $1,344, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock, and it was excluded from the computation of diluted net loss per share as the result was anti-dilutive for the nine months ended September 30, 2024 and 2023.

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

During the nine months ended September 30, 2024, 22 customers represented 87.7% of our revenue compared to 11 customers representing 87.8% of our revenue for the nine months ended September 30, 2023. For the nine months ended September 30, 2024 and 2023, 38.3% and 54.8% of the revenue comes from customers under prepayment conditions which means there is no credit or bad debt risk on that portion of the customers portfolio.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Other receivable	$127,569	$312,116
Prepaid expenses	1,203,450	738,050
Advance payment	21,000	21,000
Tax receivable	52,294	428
Deposit for acquisition of asset	357,500	357,500
Security deposit	128,703	20,000
	$1,890,516	$1,449,094

 NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Telecommunication equipment	$709,417	$386,700
Telecommunication software	676,403	836,840
Other equipment	152,671	99,892
Total property and equipment	1,538,491	1,323,432
Accumulated depreciation and amortization	(959,757)	(800,435)
Property and equipment, net	$578,734	$522,997

Depreciation expense for the nine months ended September 30, 2024 and 2023 amounted to $104,061 and $103,246, respectively.

NOTE 6 –LOANS PAYABLE

Loans payable at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,		Interest
	2024	2023	Term	rate
Martus	$103,738	$103,738	Note was issued on October 23, 2018 and due on January 2, 2025	5.0%
Darlene Covid19	80,019	99,099	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Promissory note payable	—	165,000	Note was issued April 4, 2023 and due on April 4, 2024	24.0%
Promissory note payable	217,391	—	Note was issued June 11, 2024 and due on June 11, 2025	2.0	%(2)
Promissory note payable - acquisition of QXTEL	1,500,000	—	Note was issued April 1, 2024 and due on June 30, 2025	4.89%
Promissory note payable	271,739	—	Note was issued July 16, 2024 and due on July 16, 2025	2.0	%(2)
Promissory note payable	271,739	—	Note was issued July 31, 2024 and due on July 31, 2025	2.0	%(2)
Promissory note payable	190,217	—	Note was issued September 23, 2024 and due on September 23, 2025	2.0	%(2)
Future receipts loan	891,650	—	Loan was issued September 9, 2024 and due in August 2025	Effective rate 92.2	%(1)
Total	3,526,493	367,837
Less: Unamortized debt discount	(294,484)	(3,750)
Total loans payable	3,232,009	364,087
Less: Current portion of loans payable	(3,232,009)	(264,988)
Long-term loans payable	$—	$99,099

(1)	The purchase price is $665,000, net of financing fee of $13,425, and the amount to be paid is $651,575. The monthly payment amount is $81,009.
(2)	monthly interest rate.

During the nine months ended September 30, 2024 and 2023, the Company repaid the principal amount of $669,121 and $9,006, respectively.

During the nine months ended September 30, 2024, the Company settled 2 loans as follows:

•	Principal amount and accrued interest of a note payable issued in April 2023 by issuing 1,770,000 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $102,660.
•	Principal amount of future receipts loan issued in April 2024 by early settlement. As a result, the Company recorded a loss on settlement of debt of $27,537.

Loans payable - related parties at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,		Interest
	2024	2023	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0%
49% of Shareholder of SwissLink	237,841	237,841	Note is due on demand	5%
Minority Shareholder of QXTEL	666,622	—	Note is due on October 1, 2025	4.89%
Total	926,069	259,447
Less: Current portion of loans payable - related parties	926,069	259,447
Long-term loans payable - related parties	$—	$—

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $121,806 and $22,417, respectively, and recognized amortization of discount, included in interest expense, of $163,406 and $7,406, respectively.

NOTE 7 - CONVERTIBLE NOTES

Convertible notes at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Issued in fiscal year 2023	$28,193	$369,044
Issued in fiscal year 2024	4,011,775	—
Total convertible notes payable	4,039,968	369,044
Less: Unamortized debt discount	(490,022)	(39,012)
Total convertible notes	3,549,946	330,032

Less: current portion of convertible notes	3,549,946	330,032
Long-term convertible notes	$—	$—

During the nine months ended September 30, 2024 and 2023, the Company recorded interest expense of $555,092 and $13,668, respectively, and recognized amortization of discount, included in interest expense, of $693,516 and $13,904, respectively.

Issued in fiscal year 2023

During the year ended December 31, 2023, the Company borrowed $284,760 and $256,760 from a third party totaling $541,520, which includes original issue discount and financing costs of $66,520. The notes are due on June 1, 2024 and October 15, 2024, and a one-time interest charge of 12% shall be applied. Accrued, unpaid interest and outstanding principal shall be paid in 10 payments each in the amount of $31,893 and $28,757 beginning on July 16, 2023 and January 15, 2024, respectively. The notes are convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

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

Additionally, during the nine months ended September 30, 2024, the Company borrowed amounts from a third party totaling $665,360, which includes original issue discount and financing costs of $105,360.

Principal	Issuance	Maturity	Interest	Payment
amount	date	date	rate	schedule
$146,900	March 7, 2024	January 15, 2025	12%	10 payments each in the amount of $16,453 beginning on April 15, 2024
$177,100	March 7, 2024	January 15, 2025	14%	5 payments, one payment of $100,947 and four payments of $25,237, beginning in September 2024
$179,400	July 10, 2024	April 30, 2025	14%	9 payments each in the amount of $22,724 beginning on August 30, 2024
$151,960	September 16, 2024	July 15, 2025	14%	5 payments, one payment of $86,617 and four payments of $21,654, beginning in March 2025

The notes are convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

Conversion

During the nine months ended September 30, 2024, the Company converted notes with principal amounts of $333,333 and conversion fee of $3,750 into 3,064,394 shares of common stock.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.001 per share.

During the nine months ended September 30, 2024, the Company issued 14,047,021 shares of common stock, valued at fair market value on issuance as follows:

•	450,000 shares for compensation to our directors valued at $109,485;
•	1,770,000 shares for settlement of debt valued at $279,660;
•	3,535,354 shares in conjunction with convertible notes valued at $597,777;
•	5,227,273 shares for exercise of warrants for $575,000; and
•	3,064,394 shares for conversion of debt of $337,083.

As of September 30, 2024 and December 31, 2023, 186,176,651 and 172,129,630 shares of common stock were issued and outstanding, respectively.

Stock payable

During the nine months ended September 30, 2024, the Company received cash of $100,000 for 2,450,000 shares to be issued.

As of September 30, 2024 and December 31, 2023, the Company recorded stock payable of $171,061 and $71,061 under additional paid in capital for 2,586,452 and 136,452 shares to be issued, respectively.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of September 30, 2024 and December 31, 2023, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, 31,080 shares of Series B Preferred Stock were issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, no Series C Preferred Stock was issued or outstanding.

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

As of September 30, 2024 and December 31, 2023, no Series D Preferred Stock was issued or outstanding.

NOTE 9 - RELATED PARTY TRANSACTIONS

Due from related party

As of September 30, 2024 and December 31, 2023, the Company had amounts due from related parties of $635,715 and $340,515, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of September 30, 2024 and December 31, 2023, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the nine months ended September 30, 2024 and 2023, the Company recorded management salaries of $634,500 and $402,000, respectively, and stock-based compensation bonuses of $109,485 and $30,945, respectively.

As of September 30, 2024 and December 31, 2023, the Company recorded and accrued management salaries of $316,448 and $100,128, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the nine months ended September 30, 2024 and 2023, the Company incurred rent expense of $21,335 and $4,048, respectively.

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

At closing, in addition to the $1,500,000 with the Escrow Agent that formed part of the Purchase Price, we were required to pay $1,500,000 in cash and $2,000,000 to the Seller, either (A) in the form of a promissory note (the “Promissory Note”), or (B) by the delivery of iQSTEL shares to Seller. Seller could decide the form of payment between the Promissory Note or the shares of iQSTEL, and if a Promissory Note was chosen, we agreed to allow Seller the option to exchange the Promissory Note for shares of iQSTEL. On June 27, 2024, we entered into a second amendment to the Purchase Agreement (the “Amendment”) that required us to issue an amended and restated promissory note to the Seller. We had paid down $200,000 of the note, so the amended and restated promissory note was issued in the principal amount of US $1,800,000. The amended and restated promissory note also changed the payment structure, from installment payments of $200,000 for each of the months of May through November ($1,400,000) with a balloon payment of $600,000, to monthly installments of $75,000 plus interest during 2024, and $212,500 plus interest during the first 6 months of 2025.  We also revised the Earnout Payment due to the Seller. The Earnout Payment was redefined at $721,035 net income, to be achieved in Q2, Q3 and Q4 of 2024. The $1,000,000 payment that IQSTEL has to pay upon achievement of the Earnout Payment will be paid during the first half of 2025, in monthly installments.

During the nine months ended September 30, 2024, the Company repaid $500,000 on the Promissory Note.

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

Unaudited combined proforma results of operations for the nine months ended September 30, 2024 and 2023 as though the Company acquired QXTEL on January 1, 2023, are set forth below:

	Nine Months Ended
	September 30,
	2024	2023
Revenues	$212,029,873	$156,944,034
Cost of revenues	205,899,685	150,745,335
Gross profit	6,130,188	6,198,699

Operating expenses	6,773,339	5,747,451
Operating loss	(643,151)	451,248

Other income (expense)	(2,646,275)	224,938
Income tax	(134,880)	(203,975)
Net income (loss)	$(3,424,306)	$472,211

NOTE 12 - SEGMENT

At September 30, 2024 and December 31, 2023, the Company operates in one industry segment, telecommunication services, and three geographic segments, USA, UK and Switzerland, where current assets and equipment are located.

Operating Activities

The following table shows operating activities information by geographic segment for the three and nine months ended September 30, 2024 and 2023:

Three months ended September 30, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$36,604,753	$1,048,201	$17,202,173	$(605,513)	$54,249,614
Cost of revenue	35,614,356	822,312	16,165,751	(372,724)	52,229,695
Gross profit	990,397	225,889	1,036,422	(232,789)	2,019,919

Operating expenses
General and administration	1,303,275	257,881	748,105	(232,789)	2,076,472

Operating income (loss)	(312,878)	(31,992)	288,317	—	(56,553)

Other expense	(633,774)	(6,544)	(6,528)	—	(646,846)

Income tax expense	—	(162)	(69,443)	—	(69,605)

Net income (loss)	$(946,652)	$(38,698)	$212,346	$—	$(773,004)

Three months ended September 30, 2023

	USA	Switzerland	Elimination	Total
Revenues	$39,390,527	$1,498,054	$(1,131,378)	$39,757,203
Cost of revenue	38,593,585	1,266,475	(1,131,378)	38,728,682
Gross profit	796,942	231,579	—	1,028,521

Operating expenses
General and administration	770,467	187,301	—	957,768

Operating income	26,475	44,278	—	70,753

Other expense	(23,893)	(951)	—	(24,844)

Net income	$2,582	$43,327	$—	$45,909

Nine months ended September 30, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$135,649,542	$3,157,073	$48,676,228	$(3,136,431)	$184,346,412
Cost of revenue	132,502,666	2,542,555	46,596,108	(2,903,642)	178,737,687
Gross profit	3,146,876	614,518	2,080,120	(232,789)	5,608,725

Operating expenses
General and administration	4,262,032	701,426	1,414,008	(232,789)	6,144,677

Operating income (loss)	(1,115,156)	(86,908)	666,112	—	(535,952)

Other income (expense)	(2,666,763)	33,544	(13,056)	—	(2,646,275)

Income tax expense	—	(162)	(134,718)	—	(134,880)

Net income (loss)	$(3,781,919)	$(53,526)	$518,338	$—	$(3,317,107)

Nine months ended September 30, 2023

	USA	Switzerland	Elimination	Total
Revenues	$97,198,336	$4,179,569	$(4,129,344)	$97,248,561
Cost of revenue	94,779,408	3,568,774	(4,129,344)	94,218,838
Gross profit	2,418,928	610,795	—	3,029,723

Operating expenses
General and administration	2,966,908	562,310	—	3,529,218

Operating income (loss)	(547,980)	48,485	—	(499,495)

Other income (expense)	249,286	(24,348)	—	224,938

Net income (loss)	$(298,694)	$24,137	$—	$(274,557)

Asset Information

The following table shows asset information by geographic segment as of September 30, 2024 and December 31, 2023:

September 30, 2024	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$8,735,079	$850,772	$10,792,038	$(712,903)	$19,664,986
Non-current assets	$23,373,710	$830,653	$754,331	$(12,184,562)	$12,774,132
Liabilities
Current liabilities	$13,130,629	$1,705,110	$9,943,398	$(712,903)	$24,066,234
Non-current liabilities	$139	$169,599	$113,848	$—	$283,586

December 31, 2023	USA	Switzerland	Elimination	Total
Assets
Current assets	$14,537,969	$1,874,627	$(693,424)	$15,719,172
Non-current assets	$11,810,606	$810,437	$(6,184,562)	$6,436,481
Liabilities
Current liabilities	$11,978,244	$2,556,124	$(693,424)	$13,840,944
Non-current liabilities	$139	$268,698	$—	$268,837

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

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2023	—	$—	—
Granted	10,000,000	0.88	0.88
Exercised	(5,227,273)	0.11	—
Forfeited/canceled	—	—	—
Outstanding, September 30, 2024	4,772,727	$0.11	0.25

The intrinsic value of the warrants as of September 30, 2024 is approximately $253,000. All of the outstanding warrants are exercisable as of September 30, 2024; however, each exercise is subject to a beneficial ownership limitation of 4.99% of the Company’s outstanding common stock, which, upon notice, may be increased to 9.99%.

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

As of September 30, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Expected term	0.25 - 0.65 years
Expected average volatility	78% - 118%
Expected dividend yield	—
Risk-free interest rate	4.73% - 5.44%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	—

Addition of new derivatives recognized as cash received	100,000
Exercise on issuance of common stock	(885,843)
Change in fair value of the warrant	1,063,789
Balance - September 30, 2024	$277,946

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2024, and through the date that these financials were made available, the Company had the following subsequent events:

On May 10, 2024, the Company entered into a Purchase Company Agreement with Omar Luna and Lynk Holding LLC (together, the “Seller”) concerning the sale by Seller and the purchase by us of 51% of the membership interests the Seller holds in Lynk Telecom, LLC, a Virginia limited liability company. The Company subsequently elected to halt the due diligence and there are no assurances that the proposed deal will close as planned.

On October 18, 2024, we entered into a Memorandum of Understanding (the “Agreement”) with M2B Funding Corp. to extend the maturity date on three promissory notes in exchange for stock consideration. Pursuant to the Agreement, the following promissory notes were extended by 12 months from their original date of maturity:

•	First Note: Originally due January 1, 2025, with an outstanding amount of $1,888,888.89, now extended to January 1, 2026.
•	Second Note: Originally due March 12, 2025, with an outstanding amount of $1,111,111.11, now extended to March 12, 2026.
•	Third Note: Originally due March 25, 2025, with an outstanding amount of $555,555.56, now extended to March 25, 2026.

In consideration for this extension, we agreed to issue 646,467 restricted common shares to M2B Funding Corp.

On November 1, 2024, we entered into a binding Memorandum of Understanding (the “Agreement”) with Mr. Ralf Koehler ("Ralf"), SwissLink Carrier Ltd., ("SwissLink") and Impact Trading & Consulting LLC ("Impact") for the purpose of outlining the understanding regarding the exchange of 49% ownership in SwissLink for our shares. Pursuant to the Agreement, the parties agreed that the execution of the final agreement will be subject to mutual consent and negotiations based on the terms already agreed below:

•	The agreed valuation to purchase Ralf’s 49% ownership interest in SwissLink is set at $750,000 USD.
•	The term of this agreement will be for five (5) years plus six (6) months (“Termination Date”), commencing on the date of the execution of the final agreement ("Final Agreement").
•	Ownership will be transferred from Ralf to us in tranches, with each tranche comprising up to 10% of ownership per year.
•	The option to execute each tranche can be initiated by Ralf within each one-year period through the submission of a "trigger letter" by e-mail to us. If Ralf does not exercise his right to trigger the agreement during any year, we reserve the right to initiate the tranche execution at any point thereafter.
•	Share Calculation: The number of iQSTEL shares to be provided in exchange for each tranche will be determined based on the lowest closing price of iQSTEL shares over the 90 days preceding the delivery of the trigger letter.
•	Discount: Ralf will receive a 20% discount on the above calculated share price; provided however, that the above calculated share price, without the discount, shall count toward the purchase price in determining whether Ralf has received the full $750,000 USD valuation for his 49% ownership interest in SwissLink.
•	If, after the execution of all tranches, Ralf has not received the full $750,000 USD valuation, we or our legal successor will pay the difference in cash until the full valuation is realized based on the Weighted Volume Average Price (WVAP) of our shares for the last 15 trading days prior to the Termination Date for shares still in Ralf's possession, and/or the actual selling price for shares already sold by Ralf.

In addition, under the Agreement, Impact agreed to render advisory services up to 60 hours per month to SwissLink and ETELIX, our wholly owned subsidiary, at 8,000 CHF per month (excluding VAT) for a maximum of two years.

Next, SwissLink acknowledges a debt of 200,000 CHF owed to Ralf, which will be repaid in monthly installments of 8,000 CHF until the debt is fully repaid.

Finally, Ralf will continue to grant SwissLink non-exclusive access to the VAMP platform, with the same cost and expense structure as outlined in the Share Purchase Agreement between iQSTEL and Ralf, dated April 1, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	legislative or regulatory changes concerning telecommunications;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms;
•	risks related to our operations and uncertainties related to our business plan and business strategy;
•	changes in economic conditions;
•	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
•	competition; and
•	cybersecurity concerns.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2023, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Overview

iQSTEL Inc. (www.iqstel.com) is a technology company with a presence in 20 countries and over 100 employees that offers leading-edge services through its four business divisions in the telecommunications, electric vehicle (EV), fintech, and AI-enhanced metaverse industries. Our presence is global, with offices in Miami, Venezuela, Argentina, UK, Switzerland, Turkey, and Dubai, we target diverse and high-growth markets. We maintain more than 400 high value network interconnections around the world, delivering international voice, SMS, and connectivity services that form the core of our business. The company’s strategy focuses on leveraging synergies between its 11 subsidiaries to drive innovation and capture emerging opportunities.

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

Our developing metaverse leverages advanced AI to introduce Non-Player Characters (NPCs) that significantly enhance user engagement and functionality within virtual environments. These NPCs are not mere static elements; rather, they are powered by OpenAI's latest language models, enabling dynamic interaction with users. This AI-driven interaction allows NPCs to serve as sales and brand assistants, guiding users through immersive experiences that can extend to purchasing products from external websites. Furthermore, these intelligent agents can control access to gated spaces within the metaverse based on user interactions, showcasing a personalized approach to user experience.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2024 was $54,249,614, compared with $39,757,203 for the three months ended September 30, 2023. These numbers reflect an increase of 36.45% quarter over quarter on our consolidated revenues. Our total revenue reported for the nine months ended September 30, 2024 was $184,346,412, compared with $97,248,561 for the nine months ended September 30, 2023. These numbers reflect an increase of 89.56% year over year on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

	Revenue for the Three Months Ended September		Revenue for the Nine Months Ended September
Subsidiary	2024	2023	2024	2023
Etelix.com USA, LLC	$9,781,863	$10,344,008	$43,124,776	$25,635,273
SwissLink Carrier AG	1,048,201	1,498,054	3,157,073	4,179,569
QGlobal LLC	290,256	462,331	1,119,332	780,934
IoT Labs LLC	21,738,854	20,802,592	70,525,343	53,279,140
Smartbiz Telecom	4,145,464	6,915,218	17,321,777	14,102,902
Whisl Telecom	648,316	866,406	3,558,314	3,400,087
QXTEL Limited	17,202,173	—	48,676,228	—
Inter-company sales	(605,513)	(1,131,406)	(3,136,431)	(4,129,344)
	$54,249,614	$39,757,203	$184,346,412	$97,248,561

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and the synergies among all our subsidiaries.

Cost of Revenues

Our total cost of revenues for the three months ended September 30, 2024 increased to $52,229,695, compared with $38,728,682 for the three months ended September 30, 2023. Our total cost of revenues for the nine months ended September 30, 2024 increased to $178,737,687, compared with $94,218,838 for the nine months ended September 30, 2023.

When looking at the numbers by subsidiary, we have the following breakout for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023:

	Cost of Revenue for the Three Months Ended September		Cost of Revenue for the Nine Months Ended September
Subsidiary	2024	2023	2024	2023
Etelix.com USA, LLC	$9,628,110	$10,224,778	$42,690,403	$25,364,275
SwissLink Carrier AG	822,313	1,266,475	2,542,555	3,568,774
QGlobal LLC	236,530	306,745	817,913	516,018
IoT Labs LLC	21,352,526	20,575,212	69,379,146	52,665,861
Smartbiz Telecom	3,894,823	6,697,793	16,622,745	13,435,881
Whisl Telecom	502,365	789,056	2,992,459	2,797,373
QXTEL Limited	16,165,752	—	46,596,108	—
Inter-company sales	(372,724)	(1,131,377)	(2,903,642)	(4,129,344)
	$52,229,695	$38,728,682	$178,737,687	$94,218,838

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

Gross Profit

The gross profit for the three months ended September 30, 2024 increased to $2,019,919 from $1,028,521 for the same period of year 2023. For the nine months ended September 30, 2024 the gross profit increased to $5,608,725 from $3,029,723 for the same period of year 2023.

It is important to remark on the evolution of the Gross Profit expressed as a percentage of Revenue. It went up to 3.72% for the three months ended September 2024 from 2.58% for the same period of 2023, but also from 2.75% for the three months ended June 30, 2024.

Operating Expenses

Operating expenses increased to $2,076,472 for the three months ended September 30, 2024 from $957,768 for the three months ended September 30, 2023.

Operating expenses increased to $6,144,677 for the nine months ended September 30, 2024 from $3,529,218 for the nine months ended September 30, 2023. The details by major category for the nine months ended September 30, 2024 and 2023 is reflected in the table below:

	Nine Months Ended September 30,
	2024	2023
Salaries, Wages and Benefits	$2,351,471	$1,218,946
Technology	879,182	273,786
Professional Fees	1,072,816	821,780
Legal and Regulatory	180,221	168,908
Bad Debt Expense	1,801	1,344
Travel and Events	167,757	119,845
Public Cost	93,646	28,526
Advertising	659,784	535,193
Insurances	41,576	10,543
Bank Services and Fees	127,594	44,136
Financial Costs	43,772	—
Depreciation and Amortization	104,061	103,246
Office, Facility and Other	311,511	172,020
Sub Total	6,035,192	3,498,273

Stock-based compensation	109,485	30,945
Total Operating Expense	$6,144,677	$3,529,218

The main reasons for the overall increase in operating expenses for the nine months ended September 30, 2024 compared to the same period of 2023 is due to the increase in salaries, wages and benefits; technology; the professional fees; office, facilities and other.

As it can be seen in the table below, where operating expenses are shown by subsidiary, 56% of the total increase in operating expenses is due to the inclusion of QXTEL, which was not part of the group of companies in year 2023.

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Difference
iQSTEL	$2,024,621	$1,346,415	$678,206
Etelix	297,124	256,616	40,508
Swisslink	701,427	562,310	139,117
ItsBchain	14,582	28,945	-14,363
QGlobal	405,275	184,698	220,577
IoT Labs	190,179	112,033	78,146
Global Money One	550	47,759	-47,209
Smartbiz Telecom	684,061	526,079	157,982
Whisl Telecom	645,639	464,363	181,276
QXTEL Limited	1,414,008	—	1,414,008
Inter-company eliminations	(232,789)	—	-232,789
	$6,144,677	$3,529,218	$2,615,459

Operating Income

The Company had an operating loss of $56,553 for the three months ended September 30, 2024 compared with operating income of $70,753 for the three months ended September 30, 2023.

The Company had an operating loss of $535,952 for the nine months ended September 30, 2024 compared with an operating loss of $499,495 for the nine months ended September 30, 2023

Our Telecom Division, the division presently generating revenue, has positive operating income when presented separately from the rest of our Company. The expenses of our pre-revenue companies are set at the minimum required to finish the development of the product/services prior to market launch. When comparing the tables below, we can see a tremendous evolution of our telecom division comparing the revenues, gross profit and operating income for the three and nine months ended September 30, 2024 versus the same periods of year 2023. As we have indicated on several occasions, our strategy is to strengthen our telecommunications division so that it can serve as a lever for the development of new lines of business.

	Telecom Division		Pre-revenue companies		iQSTEL		Consolidated
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues	54,249,614	184,346,412	—	—	—	—	54,249,614	184,346,412
Cost of revenue	52,229,695	178,737,687	—	—	—	—	52,229,695	178,737,687
Gross profit	2,019,919	5,608,725	—	—	—	—	2,019,919	5,608,725

Operating expenses
General and administration	1,471,644	4,104,924	348	15,132	604,480	2,024,621	2,076,472	6,144,677
Total Operating Expenses	1,471,644	4,104,924	348	15,132	604,480	2,024,621	2,076,472	6,144,677

Operating income/(loss)	548,274	1,503,801	(348)	(15,132)	(604,480)	(2,024,621)	(56,553)	(535,952)

	Telecom Division		Pre-revenue companies		iQSTEL		Consolidated
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenues	39,757,203	97,248,561	—	—	—	—	39,757,203	97,248,561
Cost of revenue	38,728,682	94,218,838	—	—	—	—	38,728,682	94,218,838
Gross profit	1,028,521	3,029,723	—	—	—	—	1,028,521	3,029,723

Operating expenses
General and administration	645,260	2,106,099	(6,114)	76,704	318,622	1,346,415	957,768	3,529,218
Total Operating Expenses	645,260	2,106,099	(6,114)	76,704	318,622	1,346,415	957,768	3,529,218

Operating income/(loss)	383,261	923,625	6,114	(76,704)	(318,622)	(1,346,415)	70,753	(499,495)

Other Expenses/Other Income

We had other expenses of $2,646,275 for the nine months ended September 30, 2024, as compared with other income of $224,938 for the same period ended 2023. The difference between the compared periods is primarily in due to a change in fair value of derivative liabilities of $(1,063,789); and Interest Expense of $(1,533,820).

Net Income/Loss

The Company finished the three months ended September 30, 2024 with a net loss of $773,004, as compared to a net income $45,909 during the three months ended September 30, 2023. The Company finished the nine months ended September 30, 2024 with a loss of $3,317,107, as compared to a loss of $274,557 during the nine months ended September 30, 2023.

The net results of the periods reported are highly impacted by the expenses in the holding entity (iQSTEL), which has a high component of interest and other financial expenses related to the funds borrowed for the acquisition of QXTEL Limited.

Liquidity and Capital Resources

As of September 30, 2024, we had total current assets of $19,664,986 and current liabilities of $24,066,234, resulting in a negative working capital of $4,401,248. This compares with a positive working capital of $1,878,228 at December 31, 2023.

Our operating activities used $2,526,651 in the nine months ended September 30, 2024 as compared with $434,701 used in operating activities in the nine months ended September 30, 2023.

Investing activities used $2,950,367 for the nine months ended September 30, 2024 as compared with $340,583 used in investing activities in the nine months ended September 30, 2023. Use of funds in investing activities were primarily for the acquisition of subsidiary (QXTEL) for $2,730,121.

Financing activities provided $6,239,489 in the nine months ended September 30, 2024 compared with $1,454,756 provided in the nine months ended September 30, 2023. Our positive financing cash flow in 2024 was largely the result of the proceeds from convertible notes of $3,997,500, funds used in the acquisition of QXTEL.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2024.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our Annual Report on Form 10-K for the year ended December 31, 2023 and in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024. We consider our critical accounting policies to be those related to warrant accounting and complex debt instruments, allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of September 30, 2024, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2024. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine-month period ended September 30, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the nine months ended September 30, 2024, the Company issued 14,047,021 shares of common stock, valued at fair market value on issuance as follows:

•	450,000 shares for compensation to our directors valued at $109,485
•	1,770,000 shares for settlement of debt valued at $279,660
•	3,535,354 shares in conjunction with convertible notes valued at $597,777; and
•	5,227,273 shares for exercise of warrants for $575,000
•	3,064,394 shares for conversion of debt of $337,083

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
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2024 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

12