Form 10-K
period 2024-12-31
iQSTEL Inc
filed 2025-03-31
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $30,555,138.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 210,710,170 common shares as of March 24, 2025.

PART I

Forward-Looking Statements

Except for statements of historical fact, some information in this Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These risks include, by way of example and not in limitation:

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

•  competition; and

•  cybersecurity concerns.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this registration statement because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed in the sections captioned “Risk Factors” and “Description of Business,” as well as other cautionary language in this Annual Report and events in the future may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations and financial position.

Item 1. Business

Company Description

IQSTEL Inc. (www.IQSTEL.com) is a technology company with a presence in 20 countries (Argentina, Armenia, Austria, Canada, Colombia, Germany, Greece, Guatemala, India, Italy, Pakistan, Romania, Serbia, Spain, Switzerland, Turkey, UAE, UK, USA and Venezuela) and over 100 employees that offers leading-edge services through its four business divisions in the telecommunications, electric vehicle (EV), fintech, and AI-enhanced metaverse industries. Our presence is global, with offices in USA, Argentina, UK, Switzerland, Turkey, and Dubai, and we target diverse and high-growth markets. We maintain more than 603 high value network interconnections around the world, delivering international voice, SMS, and connectivity services that form the core of our business. The company’s strategy focuses on leveraging synergies between its 9 subsidiaries to drive innovation and capture emerging opportunities.

Our Telecom Division, which represents the majority of current operations and which also represents the source for all of our revenues for the financial periods presented, offers Voice over Internet Protocol (VoIP), SMS, proprietary Internet of Things (IoT) solutions (www.iotsmartgas.com and www.iotsmarttank.com), and international fiber-optic connectivity through its subsidiaries: Etelix (www.etelix.com), SwissLink Carrier (www.swisslink-carrier.com), Smartbiz Telecom (www.smartbiztel.com), Whisl Telecom (www.whisl.com), IoT Labs (www.iotlabs.mx), QGlobal SMS (www.qglobalsms.com), and QXTEL Limited (www.qxtel.com).

Also under the Telecom Division, our developing BlockChain Platform Business Line (www.itsbchain.com) offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through our subsidiary, itsBchain.

Our developing Fintech Business Line (www.globalmoneyone.com) (www.maxmo.vip) offers a complete Fintech ecosystem MasterCard Debit Card, US Bank Account (No SSN Needed), Mobile App/Wallet (Remittances, Mobile Top Up). Our Fintecsubsidiary, Global Money One, is to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home.

Our developing Electric Vehicle (EV) Business Line offers electric motorcycles for work and recreational use in the USA, Spain, Portugal, Panama, Colombia. EVOSS is also working on the development of an EV Mid Speed Car to serve the niche of the 2nd car in the family.

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

The information contained on our websites is not incorporated by reference into this annual report and should not be considered part of this or any other report filed with the SEC.

Operating Subsidiaries

IQSTEL's mission is to serve basic human needs in today's modern world by making the necessary tools accessible regardless of race, ethnicity, religion, socioeconomic status, or identity. IQSTEL recognizes that in today’s modern world, the pursuit of the human hierarchy of needs (physiological, safety, relationship, esteem, and self-actualization) is marginalized without access to ubiquitous communications, the freedom of virtual banking, clean affordable mobility and information and content. IQSTEL has 4 Business Divisions delivering accessibly to the necessary tools in today's pursuit of basic human needs: 1) Telecommunications (communications), 2) Fintech (financial freedom), 3) Electric Vehicles (mobility), and 4) Metaverse (information and content). The Company continues to grow and expand its suite of products and services both organically and through mergers and acquisitions (M&A).

Our telecommunication business currently represents 100% of our revenues, while our other business lines are in a pre-revenue stage.

Telecom Subsidiaries for voice services:

Etelix.com USA LLC, a wholly owned subsidiary of IQSTEL Inc., is a US based international telecom carrier founded in 2008 that provides telecom and technology solutions worldwide, with commercial presence in North America, Latin America, and Europe. Etelix provides International Long-Distance voice services for Telecommunications Operators (ILD Wholesale), and Submarine Fiber Optic Network capacity for internet (4G and 5G).

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

SwissLink Carrier AG is a 51% owned subsidiary of IQSTEL Inc. SwissLink Carrier AG is a Switzerland based international Telecommunications Carrier founded in 2015 providing international VoIP connectivity worldwide, with commercial presence in Europe, CIS and Latin America. SwissLink Carrier AG is a Swiss licensed Operator. The acquisition of Swisslink strengthened the Company’s presence in Europe putting us in a very competitive position to capture traffic to Asian and African countries. Africa continues to be the market with the higher contribution to margin and Asia concentrates one third of the termination traffic in the industry. Estimations show that more than 50% of the traffic terminating in Africa - originated from customers in Europe; while the corresponding percentage of traffic terminated in Asia is close to 40%. Based on these numbers the goal to expand the participation in the Asian and African traffic goes through establishing a strong presence in Europe. Main interconnections are with Orange Wholesale International, CJC Global Connections & Consulting LLC, iBASIS Communications AG, U.S. South Communications, Inc., Belgacom International Carrier, Bell Canada Inc., SWISSCOM (SCHWEIZ) AG among many other important carriers.

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

With the acquisition of Whisl Telecom, IQSTEL has incorporated into its telecom portfolio the following services: (1) US/Canada Inbound/Origination, (2) US/Canada DIDs, (3) US/Canada Toll Free Numbers, (4) Global DIDs and (5) Global Toll-Free Numbers.

Smartbiz Telecom LLC. is a 51% owned subsidiary of IQSTEL Inc. acquired in June 2022. Smartbiz is a US based Company that provides international voice termination to niche markets. With this acquisition IQSTEL is expanding its telecommunication services offer to markets the company was not serving before. Smartbiz has commercial relations with relevant players in the industry, among which it is worth mentioning the following: Telefonica Global Solutions. S.L, Telintel Ltd, Teliax, Inc Tf, Sistemas Satelitales de Colombia S.A. Esp, and IDT Global Limited.

QXTEL Limited is a 51% owned subsidiary of IQSTEL Inc. acquired in April 2024. QXTEL is one of the most advanced and diversified telecommunications and technology services provider focused on platform services for wholesale, retail and cloud communications service providers, wholesale carrier voice, wholesale carrier messaging (A2P SMS) and carrier technology services with over 20 years in the telecom industry switching more than 5 billion voice and A2P SMS transactions over 200 interconnections worldwide. QXTEL is headquartered in London (UK) with regional offices in Florida (USA), Buenos Aires (Argentina), Dubai (UAE), Belgrade (Serbia) and Istanbul (Turkey). QXTEL maintains commercial relations with significant players in the industry such as BTS Business Telecommunications Service Inc., China Mobile International Limited, Deutsche Telekom AG, Digicel Jamaica Limited, Emirates Telecom Etisalat, Hutchison Global Communication, iBASIS Communications AG, IDT Global Limited, Messagebird, Orange Wholesale International, Tata Communications (Canada) Ltd, Telekom Deutschland Gmbh (T-Mobile), T-Mobile USA, Inc., and Vodafone US Inc.

With the combination of the technology capabilities of these five subsidiaries, IQSTEL has put together a complete portfolio of services for carriers and end users. These services include:

•       International Voice Termination for carriers: This service enables the routing of international voice calls to their final destinations across various countries. Telecom carriers use this to handle large volumes of cross-border voice traffic by connecting through intermediary providers or directly to in-country networks.

•       US/Canada Inbound / Origination: This refers to the ability to receive incoming calls originating in the United States or Canada. It ensures seamless connectivity for businesses or carriers looking to establish a local presence in these regions by offering local or toll-free numbers.

•       Global DIDs: These are virtual phone numbers that allow users to receive calls from specific geographic locations, regardless of where they are physically located. They are essential for businesses seeking global reach, providing local numbers for customers worldwide.

•       Global Toll-Free Numbers: Toll-free numbers work internationally, allowing customers to call businesses without incurring charges. These numbers are ideal for companies serving global clients, offering free and easy access to customer service or sales teams.

•       PBX (Private Branch Exchange) for small businesses: A PBX is a private telephone network used within an organization, enabling efficient internal and external communication. For small businesses, modern PBX systems often come as cloud-based or hosted solutions, offering affordability and advanced features like call routing and voicemail.

•       SIP Trunking: SIP Trunking enables voice communication over the internet rather than traditional phone lines. It connects a business’s PBX system to the telephone network, offering cost savings, scalability, and support for voice, video, and messaging services.

Voice services in 2024 were 66.09% of the total revenue of the company ($187,194,236 out of the total $283,220,442) while in 2023 voice services represented 46.85% of the total revenue ($67,698,574 out of the total $144,502,351).

Our subsidiaries carried 5.2 billion minutes of voice during 2024, compared to 4.2 billion in 2023. This represents an increase of 23.81% year over year.

Telecom Subsidiaries for SMS services:

QGlobal SMS LLC is a 100% owned subsidiary of IQSTEL Inc. QGlobal SMS is a USA based company founded in 2020 specializing in international and domestic SMS termination. QGlobal SMS has a commercial presence in Europe, USA and Latin America, with robust international interconnection with Tier-1 SMS Aggregators, guarantying to its customers high quality and low termination rates, in over more than 100 countries. Main customers are: Computer-Tel Inc., iBasis Communications AG, Telefonica Global Solutions. S.L, Telintel Ltd., and Twilio Ireland Limited.

IoT Labs LLC is a 51% owned subsidiary of IQSTEL Inc. IoT Labs is an SMS service provider based in Austin, TX. Specialized in the SMS traffic exchange between US and Mexico. Main customers are Aztek Corporative Properties Inc, Bytescale C., Codek Connect LLC, and Nuvoteq LLC.

The Company entered into the SMS business in 2020 through the acquisition of QGlobal and IoT Labs. Both companies specialize in international and domestic SMS termination, with emphasis on the Applications to Person (A2P), Person to Person (P2P) and OmniChannel Marketing Services for several markets: Wholesale Carrier, Government, Corporate, Enterprise, Small and Medium Companies.

The Global A2P SMS Market is expected to grow at a CAGR of 4.1% to account for $101 billion in 2030, according to Transparency Market Research. This market has experienced significant growth and adoption rate in the past few years and is expected to experience notable growth and adoption in years to come.

Our SMS services represented 33.91% of the total revenue in the 2024, while it was 53.15% in 2023. Gross margin in the SMS business increased 211% in 2024 to 1.93% from 0.62% in 2023. This is the result of a higher business volume of the products deployed by QGlobal SMS and QXTEL gross margin of which is greater than 20%, being the main objective in the SMS segment to increase the sales of those services due to its relatively higher gross margins.

IoT Labs, QGlobal and QXTEL carried 13.9 billion SMS and short codes in 2024 compared to 11.3 billion in 2023. This represents an increase of 2.8 billion SMS year over year or 32.94%.

IoT Labs is also responsible for the development of our award-winning Internet of Things devices SmartGas and SmartTank. The SmartGas device is perfectly focused on retail households using traditional LP gas tanks, while the SmartTank device is more oriented for industrial purposes. The Company’s product is a sensor and control chip that can be mounted on gas tanks in less than one minute, that converts the gas tank into an IoT connected device through the Company’s proprietary web portal and phone apps, allowing for constant monitoring, alerting, and refilling through the Company’s gas partners. An important milestone to highlight is that in 2018 the company received a patent in Mexico for the invention and development of these devices. However, since the end of 2022, we have expanded the list of certified suppliers and at this time we have a minimum inventory of parts, pieces and finished products to start the marketing process of both devices.

The Company’s role in these services is to ensure seamless voice and SMS communication across international borders by establishing peering agreements with other telecommunication entities. This is possible using sophisticated algorithms to determine the most cost-effective and reliable paths for voice/SMS traffic, managing media protocols such as SIP (Session Initiation Protocol) and RTP (Real-time Transport Protocol) to ensure smooth communication between different networks ensuring efficient call routing.

The Company acts as a transit network that allows the completion of voice calls, or SMSs connecting the network where the calls/SMSs are originated and the network where the calls/SMSs are intended to terminate. The graphic below shows the path of a voice call or SMS, all parties involved and where the Company is situated in that ecosystem.

New businesses subsidiaries:

ItsBchain LLC is a 75% owned subsidiary of IQSTEL Inc. ItsBchain is a blockchain technology developer and solution provider, with a strong focus on the telecom sector. The company has focused on the development of solutions aimed at using the blockchain ledger and smart contracts to enable more efficiency, quickness in execution and fraud-prevention in the telecommunications industry. Specifically, the company has developed a solution that will enable users and carriers to transfer mobile phone numbers with just a few clicks, allowing users and carriers the ability to transfer retail users from one mobile carrier to another instantly.

The Company has done research covering 35 countries where number portability is mandatory by law. Those 35 countries have a total of 3.3 billion in population and 4.0 billion phone lines that can be ported from one carrier to another. It is estimated that an average of 5% of the total phone lines are ported every year.

Number portability is executed and supervised by a third independent party, who acts as a database administrator and has the responsibility to guarantee all transactions requested by the customers will be completed and his/her phone number will be ported from Carrier A to Carrier B. In the countries under our analysis there are 11 different database administrators.

In terms of dollar value, the number portability market in the countries under our analysis is estimated at over $86 million per year. This is based in the actual cost carriers and/or customers have to pay to get the lines ported. Revenues of the Data Base Administrators comes from a monthly fee charged to all participant carriers, plus a fee for every transaction completed over the platform. The monthly fee and the transactions fee vary from country to country.

Our objective is to offer market conformity by data-based administrators a much more cost-effective solution, which will not only reduce the operating cost, but that will also make the transactions to complete faster without any additional CAPEX.

Our mobile number portability solution is now being tested prior to its commercial release.

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

All available services can be managed through our mobile App “GlobalMoneyOne” available for IOS and Android. The first non-commercial release of the Fintech suite was done in June 2022. Since that date all services have been tested including the known-your-customer (KYC) process for the issuance of debits cards, the settlement process with the issuer bank, the intermediary entities handling the remittances, and the intermediaries and cellular operators for the Top Up, as well as the proper training of our customer care agents.

According to a World Bank Migration and Development brief, remittances to low- and middle-income countries reached $669 billion in 2023. The brief also stated the remittances to Latin America and the Caribbean grew 8% in 2023; with increments of 12.5% for Nicaragua, 8.6% for Guatemala, 2.3% for Mexico, and 17.4% for Colombia according to research done by BBVA Bank. Stronger employment of migrants from Latin America in the United States contributed to remittance flows. As a share of GDP, remittances exceed 23.9% in El Salvador, 25% in Honduras, 19.1% in Jamaica and 21.4% in Haiti according to data published by the portal www.theglobaleconomy.com.

The Electric Vehicle Division, through an entity named TuVolten to be formed in Europe, is an initiative to offer clean and affordable mobility through Electric Motorcycles, and Electric Mid Speed Cars. TuVolten plans to offer theirs EV Motorcycles and EV Cars in Spain, Portugal, USA, and some countries of Latin America. As recently announced, all previous electric motorcycle designs and tests have come together in a new electric motorcycle now rolling off the factory for the final validation tests under the European Union Standards E-Mark certification process. Once this certification is obtained, we will begin manufacturing the first units for sale to the public.

Reality Border LLC developed the initial proof-of-concept for a white label, AI-Enhanced Metaverse tailored for IQSTEL. The app was released on the Google Play Store on June 28, 2023, on the Apple App Store on June 30, 2023, and on our website on August 28, 2023. The app offers our telecommunication carrier clients a white label solution enabling them to interact with their customers (end users, and enterprises) through the metaverse. The IQSTEL white label metaverse solution developed in partnership with GOTMY is tailored to provide telecom carriers with a distinctive and immersive customer experience. In line with GOTMY’s mission to offer universally accessible experiential spaces, the IQSTEL solution for telecom carriers is intended to accommodate all mobile phone users, not just those with high-end VR headsets.

Regulations

Telecommunications services are subject to extensive government regulation in the United States of America. Any violations of the regulations may subject us to enforcement actions, including interest and penalties. The FCC has jurisdiction over all telecommunication common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services.

Regulation of Telecom by the Federal Communications Commission

Telecommunication License

Anyone seeking to conduct telecommunications business where the telecommunication services will transpire between the United States of America and an international destination must obtain a license from the Federal Communications Commission (FCC). This particular license is named “a Section 214 license,” after the section in the Communications Act of 1934.

Etelix.com USA, LLC was authorized by the Federal Communications Commission to provide facility-based services in accordance with section 63.18(e)(1) of the Commission’s rules, and also to provide resale services in accordance with section 63.18(e)(2) under license number ITC-214-20090625-00303.

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

In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. Changes in regulations may also have an impact on the availability of some or all of these exemptions. If even some of these exemptions become unavailable, they could materially increase our federal Universal Service Fund or Other Funds’ contributions and have a material adverse effect on the cost of our operations and, therefore, on our ability to continue to operate profitably, and to develop and grow our business. We cannot be certain of the stability of the contribution factors for the Other Funds. Significant increases in the contribution factor for the Other Funds in general and the Telecommunications Relay Service Fund in particular can impact our profitability. Whether these contribution factors will be stable in the future is unknown, but it is possible that we will be subject to significant increases.

Regulation of Telecom—International

In connection with our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in Switzerland.

Money Transmitter and Payment Instrument Laws and Regulations

The consumer payment services offerings, prepaid debit cards, remittances, Top Up, are heavily-regulated industries. Accordingly, we, and the products and services that we offer in consumer payment services, are subject to a variety of federal and state laws and regulations, including:

•	Banking laws and regulations;

•	Money transmitter and payment instrument laws and regulations;

•	Anti-money laundering laws;-

•	Privacy and data security laws and regulations;

•	Consumer protection laws and regulations;

•	Unclaimed property laws; and

•	Card association and network organization rules.

Employees

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of December 31, 2024, we had a total of 100 employees, including all subsidiaries.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing, and integrating employees, advisors, and consultants. To achieve this, our compensation practices aim to attract and retain qualified personnel and align their interests with our goals and the best interests of our stockholders. Our compensation philosophy is to provide remuneration that meets our current needs and growth initiatives and to offer incentives for achieving our long-term plans, including equity and cash incentive plans that attract, retain, and reward personnel through stock-based and cash-based compensation awards. We consider talent attraction and retention essential for achieving our strategy, and we recognize that a trained, diverse, and engaged workforce is crucial to meeting our objectives. Our recruiting process targets a broad spectrum of potential employees, and we employ a rigorous screening process to identify and hire qualified professionals.

We are committed to diversity and inclusion in the workforce, implementing a policy of non-discriminatory treatment and respect for human rights for all current and prospective employees. We prohibit discrimination based on an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin, or veteran’s status, which is illegal in many jurisdictions. We respect the human rights of all employees and strive to treat them with dignity in accordance with standards and practices recognized by the international community.

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

On October 1, 2021, the Company entered into an agreement with Jesus Vega regarding the acquisition of the remaining 49% of the shares in QGlobal, LLC (“QGlobal”). By means of this transaction IQSTEL increased its ownership of QGlobal to 100%.

On May 13, 2022, the Company entered into a Company Acquisition Agreement regarding the acquisition of 51% of the shares in Whisl telecom LLC (“Whisl”).

On June 1, 2022, the Company entered into a Company Acquisition Agreement regarding the acquisition of 51% of the shares in Smartbiz Telecom LLC (“Smartbiz”).

On March 20, 2023, the Company entered into a Memorandum of Understanding (the “MOU”) with Got My Idol, Inc., a Delaware corporation (“GotMy”). The MOU concerns the formation of a joint venture to implement the commercial development of “Metaverse” products using the current intellectual property of Got My Idol, improving it, and packaged as products under the to be formed joint venture company and using the to be formed joint venture brand that will be owned by the to be formed joint venture company. Our equity position in the new company will be 51% and GotMy shall hold the remaining 49% of the to be formed joint venture entity.

On January 19, 2024, the Company entered into a Share Purchase Agreement with Yukon River Holdings, Ltd. (“Yukon River”), a corporation formed under the laws of the British Virgin Islands (“Seller”) concerning the contemplated sale by Seller and the purchase by us of 51% of the ordinary shares Seller holds in QXTEL LIMITED, a company incorporated in England and Wales.

On November 1, 2024, the Company entered into a binding Memorandum of Understanding (the “Agreement”) with Mr. Ralf Koehler ("Ralf"), SwissLink Carrier Ltd., ("SwissLink") and Impact Trading & Consulting LLC ("Impact") for the purpose of outlining the understanding regarding the exchange of 49% ownership in SwissLink for our shares.

On March 10, 2025, the Company signed a non-binding memorandum of understanding (“MOU”) with Accredited Solutions, Inc. (“ASII”) to set forth the preliminary terms and mutual understanding between the parties regarding the Company’s potential sale of its 75% equity interest in itsBChain, LLC (the “Subsidiary”) to ASII, subject to the negotiation and execution of a definitive Purchase Agreement. The parties have agreed to execute the Purchase Agreement no later than June 1, 2025, or sooner.

Under the MOU, in exchange for the 75% interest in the Subsidiary, ASII proposes paying $1,000,000 to the Company as follows:

•      $500,000 in restricted preferred shares of ASII, the terms and features of which will be available prior to execution of the Purchase Agreement, but should contain preferential treatment on the stated value in any liquidation of ASII and a conversion price of the lowest stock price with a 10 day look back at conversion (but with a conversion limitation of 4.99%, but no greater than 9.99%), ensuring iQSTEL’s value is preserved regardless of fluctuations in ASII’s common stock price.

•      $500,000 in restricted common shares of ASII, which are expected to be registered by ASII in a resale offering that is filed on Form S-1 with the SEC within an agreed time from the close of the Purchase Agreement.

At some time in the future, the Company plans to distribute the ASII common shares as dividends to its shareholders.

Further under the MOU, the Company will retain a 1% lifetime royalty on the Subsidiary’s total sales. The Company acknowledges a remaining investment commitment of $65,000 related to the Subsidiary. This amount will be paid in monthly installments of $2,500 directly to the Subsidiary.

On March 19, 2025, the Company signed a non-binding memorandum of understanding (“MOU”) with Craig Span (the “Seller”) to set forth the preliminary terms and mutual understanding between the parties regarding the Company’s potential purchase a 51% equity interest in GlobeTopper, LLC, a Delaware limited liability company (the “GlobeTopper”) held by the Seller, subject to the negotiation and execution of a definitive Purchase Agreement. The parties have agreed to execute the Purchase Agreement no later than July 1, 2025, or sooner.

Under the MOU, in exchange for the 51% interest in the GlobeTopper, the Company proposes paying $700,000 to the Seller with $200,000 in cash over a period set forth in a schedule extending to September 1, 2025, and $500,000 in common stock of the Company with a share price calculated at a 20% discount to the Volume Weighted Average Price (VWAP) over the five days preceding execution of a definitive Purchase Agreement.

Further under the MOU, the Company will pay performance bonuses in 2025 and 2026 based on EBITDA growth of GlobeTopper in shares of common stock of the Company using the same discounted VWAP formula above.

To support GlobeTopper’s growth, the MOU provides that the Company will provide up to $1,200,000 in structured financing across 24 months after execution, disbursed in monthly installments of $50,000, contingent upon meeting quarterly financial targets.

To ensure stability and operational continuity, the Seller will continue to serve as CEO to GlobeTopper, and 2 of the 3 board members will be selected by the Company.

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

We have continually operated at a loss with an accumulated deficit of $32,703,410 as of December 31, 2024. We have not attained profitable operations and even though the company maintains a cash position very close to one third year's operating expenses, we are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. Aside from cash exercises as set forth under an outstanding option that expires on July 14, 2025, we do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is a risk that you could lose the entire amount of your investment in our company.

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

Because we currently operate at a loss, we are completely dependent on the continued availability of financing in order to continue our business operations. There can be no assurance that financing sufficient to enable us to continue our operations will be available to us in the future.

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

In the future we may require additional financing for capital requirements and growth initiatives. Accordingly, we will depend on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Risk Factors Related to Our International Operations

Our operations and performance depend significantly on global and regional economic conditions and adverse economic conditions can adversely affect our business, results of operations and financial condition.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber-attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the emerging military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our operating results and financial condition.

Major public health issues, including pandemics such as the COVID-19 pandemic, have adversely affected, and could in the future materially adversely affect, us due to their impact on the global economy and demand for our regenerative products; the imposition of protective public safety measures, such as shutdowns and restrictive health mandates; and disruptions in our operations, supply chain and sales and distribution channels, resulting in interruptions to our business and the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.

In addition to an adverse impact on demand for our regenerative products and services, uncertainty about, or a decline in, global or regional economic conditions can have a significant impact on our suppliers, contract manufacturers, logistics providers, distributors, and other channel partners, and developers. Potential outcomes include financial instability; inability to obtain credit to finance business operations; and insolvency.

As a result, our operating results may be impacted by the health of the global economy. Volatility and disruption in global capital and credit markets may lead to slowdowns or declines in client spending which could adversely affect our business and financial performance. Our business and financial performance, including new business bookings and collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, rising interest rates, financial market volatility and lower than expected economic growth) that cause a slowdown or decline in client spending. Reduced purchases by our clients or changes in payment terms could adversely affect our revenue growth and cause a decrease in our cash flow from operations. Bankruptcies or similar events affecting clients may cause us to incur bad debt expenses at levels higher than historically experienced. Further, volatility and disruption in global financial markets may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if global financial and economic volatility continues or worsens, our business, results of operations and financial condition could be materially and adversely affected.

Adverse economic conditions can also lead to increased credit and collectability risk on our trade receivables; the failure of derivative counterparties and other financial institutions; limitations on our ability to issue new debt; reduced liquidity; and declines in the fair values of our financial instruments. These and other impacts can materially adversely affect our business, results of operations, financial condition and stock price.

We have some revenue derived from customers outside of the United States, and we may lose revenues and market share due to exchange rate fluctuations and political and economic changes related to foreign business.

Some of our revenue comes from customers outside of the United States. Any company conducting foreign business is always subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

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

These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, tariffs, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) rapid changes in government policy, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (5) currency exchange rate fluctuations.

Risk Factors Related to the Business of the Company

Our telecommunications line of business is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs.

A reduction in our prices to compete with any other offers in the market will not always guarantee an increase in traffic, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins. The continued growth of Over-The-Top calling and messaging services, such as WhatsApp, Skype and Viber have adversely affected the use of traditional phone communications. We expect this IP-based service, which offers voice communications for free to continue to increase, which may result in increased substitution on our service offerings.

Our products face intense competitive challenges, including rapid technological changes, and pricing pressure from competitors, which could adversely affect our business.

All of our product lines are subject to significant competition from existing and future competitors, market conditions and technological change, or a combination of them, and our sales revenues and gross margins may suffer protracted and serious declines with the result that we would likely incur protracted losses. Further, the barriers to entry in several of our lines of business are not so significant that we may be facing competition from others who see significant opportunities to enter the market and undercut our prices with products that possess superior technological attributes at prices that offer our customers a better value. In this instance, we could incur protracted and significant losses and people who acquire our common stock would suffer losses thereby.

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

We rely upon our carrier agreements to provide our telecommunications services to our customers. These carrier agreements are, in most cases for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete would be adversely affected if our carrier agreements were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our 27 largest customers (4.5% of our total customer base) collectively accounted for 89% of total consolidated revenues in fiscal year 2024. Although we are somewhat insulated from nonpayment because 33% of our revenue is prepaid, this concentration of revenue increases our exposure to non-payments and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

We may fail to successfully integrate our acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We intend to make acquisitions of complementary (including competitive) businesses, products and technologies. However, any future acquisitions may result in material transaction costs, increased interest and amortization expenses related to goodwill and other intangible assets, increased depreciation expenses and increased operating expenses, any of which could have an adverse effect on our operating results and financial position. Acquisitions will require integration of acquired assets and management into our operations to realize economies of scale and control costs. Acquisitions may involve other risks, including diversion of management attention that would otherwise be available for ongoing internal development of our business and risks inherent in entering markets in which we have no or limited prior experience. In connection with future acquisitions, we may make potentially dilutive issuances of equity securities. In addition, consummation of acquisitions may subject us to unanticipated business uncertainties, contingent liabilities or legal matters relating to those acquired businesses for which the sellers of the acquired businesses may not fully indemnify us. There can be no assurance that our business will grow through acquisitions, as anticipated.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all product and service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary products and services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

•	diversion of management time and focus from operating our business;

•	use of resources that are needed in other areas of our business;

•	in the case of an acquisition, implementation or remediation of controls, procedures and policies of the acquired company;

•	in the case of an acquisition, difficulty integrating the accounting systems and operations of the acquired company;

•	in the case of an acquisition, coordination of product, engineering and selling and marketing functions, including difficulties and additional expenses associated with supporting legacy services and products and hosting infrastructure of the acquired company and difficulty converting the customers of the acquired company onto our systems, platforms and contract terms, including disparities in the revenues, licensing, support or professional services model of the acquired company;

•	in the case of an acquisition, difficulty integrating, supporting or enhancing acquired product lines or services, including difficulty in transitioning acquired solutions developed with different source code architectures to our integrated platforms, difficulty in supporting feature development across our full suite of house-built and acquired solutions and strain on resources from marketing and supporting multiple platforms prior to integration;

•	in the case of an acquisition, retention and integration of employees from the acquired company, and preservation of our corporate culture;

•	in the case of an acquisition, reliance on certain existing executive teams of acquired companies in new industries;

•	in the case of an acquisition or divestiture, difficulty delivering on our product strategy, including building a platform that enables us to drive value across our full ecosystem of merchants, suppliers and consumers;

•	unforeseen costs or liabilities;

•	adverse effects to our existing business relationships with partners and customers as a result of the acquisition, investment or divestiture;

•	the possibility of adverse tax consequences;

•	in the case of an acquisition or divestiture, we may not be able to secure required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;

•	fluctuations in the value of our investments, impairment to the value of our investments, or the failure to realize a return on such investments;

•	regulatory risks, litigation or other claims inherited from or arising in connection with the acquired company, investment or divestiture;

•	in the case of a divestiture, unforeseen loss of institutional knowledge, resources, know-how, or other assets;

•	in the case of a divestiture, potential contractual obligations may trigger, such as change of control obligations, which may negatively impact our ability to execute on such divestiture, our business, our financial condition, or our operating results; and

•	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

•	We may not be able to identify acquisition or investment opportunities that meet our strategic objectives, or to the extent that such opportunities are identified, we may not be able to negotiate terms with respect to the acquisition or investment that are acceptable to us. In addition, the acquisitions and investments that we consummate may fail to achieve our strategic objectives, in which case we may shut down, divest, or otherwise exit the acquired business or investment, which could harm our reputation and adversely affect our financial position and results of operations.

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

It is also possible that if any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer web-based e-mail services, which expose us to potential risks, such as liabilities or claims, by our users and third parties, resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies, property interests, privacy protections, including civil or criminal laws, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services. In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications.

Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

Security breaches, denial of service attacks, or other hacking and phishing attacks on our systems or other security breaches, including internal security failures, could harm our reputation or subject us to significant liability, and adversely affect our business and financial results.

As a critical infrastructure service provider, we transmit large amounts of data over our systems, and process and store highly sensitive customer data. Consequently we, our third-party service providers, and our customers operate in an industry that is prone to cyber-attacks. Despite our efforts to prevent these events, some of these attacks could result in a material adverse impact to our operations due to distributed denial of service attacks, ransomware attacks, malware, virus, credential harvesting, man-in-the-middle attacks, or social engineering attacks. We do not believe these incidents are likely to have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

Cyber-attacks on our systems may stem from a variety of sources and take many forms. Cyber-attacks can put at risk personally identifiable information, customer data or protected information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of systems owned, operated or controlled by other unaffiliated third-party operators, upon whom we are materially reliant to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open- and software-defined networks, (iii) the challenges of operating and maintaining our complex multi-continent network composed of legacy and acquired properties, which is more difficult to safeguard than newer fully-integrated networks, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services, (vi) the large number of our employees working from remote locations, (vii) our IT support agreements with purchasers of businesses we have divested over the past few years and (viii) as further discussed below, the difficulty of defending against increasingly sophisticated attacks.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data incidents, (iv) damage our reputation or result in a loss of business, (v) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers, (vi) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We believe the importance of our network to global internet data flows will continue to make it a target to a wide range of threat actors, including nation state actors and other advanced persistent threat actors. Moreover, the risk of incidents is likely to continue to increase due to several factors, including (i) the increasing use of machine learning, AI and other sophisticated techniques to initiate cyber and phishing attacks, (ii) the wider accessibility of cyber-attack tools that can circumvent security controls and evade detection, which can delay and limit our ability to accurately assess and fully remediate the impact of the attack, and (iii) growing threats from Chinese, Russian and other state actors due to heightened geopolitical tensions and rivalries, and the attendant increased possibility of cyber warfare targeting us in the event of a direct conflict. It should also be noted that defenses against cyber-attacks currently available to us and others are unlikely to prevent intrusions by a highly-determined, highly-sophisticated threat actor. Thus far, none of our past security incidents have had a material adverse effect on us, and we continue to take steps designed to limit our cyber risks. Nonetheless, we cannot assure you that future cyber incidents or events will not ultimately have a material adverse impact on our business, operations or financial results.

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

It has been thirteen years since our first registered sale of common stock in 2012, so we are no longer eligible for the reduced disclosure requirements applicable to “emerging growth companies.”

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

Risks Relating to Our Securities

We have the right to issue additional common stock and preferred stock without the consent of stockholders which would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock and/or the conversion of existing outstanding preferred stock into common stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up to 300,000,000 shares of common stock and up to 1,200,000 shares of preferred stock in the discretion of our Board.

The shares of authorized but unissued preferred stock may be issued upon Board of Directors approval; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, conversion rights, voting rights and others.

Our largest shareholders, officers and directors and related parties, Leandro Iglesias and Alvaro Quintana, have substantial control over us and our policies as a result of their holdings in Series A Preferred Stock, and will be able to influence all corporate matters, which might not be in other shareholders’ interests.

There were 10,000 shares of Series A Preferred Stock outstanding as of the date of this Annual Report, with Mr. Iglesias holding 7,000 shares and Mr. Quintana the other 3,000 shares. There were 210,710,170 shares of our common stock issued and outstanding as of the date of this Annual report, with Mr. Iglesias holding 2,095,363 shares and Mr. Quintana holding 1,331,842 shares, which together accounts for just over 1.68% of our outstanding common stock. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 51% of the total vote of shareholders, including the election of directors. Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. By virtue of their ownership of Series A Preferred Stock and common stock, they are able to vote at a rate of approximately 51.83% of the total vote of shareholders. They are therefore able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company. They could prevent transactions, which would be in the best interests of the other shareholders. Their interests may not necessarily be in the best interests of the shareholders in general.

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

Our common stock is quoted under the symbol “IQST” on the OTCQX operated by OTC Markets Group, Inc., an electronic inter-dealer quotation medium for equity securities. . Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained.

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

•  Sales of our common stock or preferred stock;

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

Item 1C. Cybersecurity

As a technology and communications company that globally transmits large amounts of information over our networks, we recognize the critical importance of maintaining the security and integrity of information and systems under our control. We view cybersecurity risk as one of our principal enterprise-wide risks, subject to control and monitoring at various levels of management throughout our company. We dedicate resources commensurate with our risk profile and business size to programs designed to identify, assess, manage, mitigate and respond to cybersecurity threats.

As described in Item 1A “Risk Factors,” several features of our operations heighten our susceptibility to cyber-attacks, including (i) our material reliance on systems owned, operated or controlled by unaffiliated third-party operators and (ii) our processing and storage of large amounts of sensitive customer data. Cyber-attacks on our systems may be initiated by a wide variety of intruders, including employees, cyber-criminals, nation state actors and other advanced persistent threat actors, and may include attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities.

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

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

The following tables set forth the range of high and low bid information for our common stock for each of the periods indicated as reported by the OTCQX. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2024

Quarter Ended	High $	Low $
December 31, 2024	0.3094	0.2650
September 30, 2024	0.1790	0.1630
June 30, 2024	0.2828	0.2470
March 31, 2024	0.3950	0.3500

Fiscal Year Ending December 31, 2023

Quarter Ended	High $	Low $
December 31, 2023	0.1550	0.1440
September 30, 2023	0.2250	0.2160
June 30, 2023	0.1340	0.1130
March 31, 2023	0.1549	0.1425

On March 24, 2025, the last sales price per share of our common stock was $0.1477.

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

Holders of Our Common Stock

As of March 24, 2025, we had 210,710,170 shares of our common stock issued and outstanding, held by approximately 79 stockholders of record at our transfer agent, with additional stockholders holding our shares in street name.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, the Company issued 30,847,055 shares of common stock and had a stock payable of 285,000 shares at year end, valued at fair market value on issuance as follows:

•	600,000 shares for compensation to our directors valued at $141,025;

•	3,007,173 shares for settlement of debt valued at $483,670;

•	3,535,354 shares in conjunction with convertible notes valued at $597,777;

•	10,000,000 shares for exercise of warrants for $1,100,000; and

•	6,106,061 shares for conversion of debt of $671,666

•	2,450,000 shares issued for cash of $100,000

•	646,467 shares for the extension of debt valued at $116,364

•	4,502,000 shares for conversion of Series B Preferred Stock

•	285,000 shares of stock payable for service valued at $82,194 recorded as additional paid in capital as of December 31, 2024. Shares were issued on January 16, 2025.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Annual Report constitute forward-looking statements. See " Forward-Looking Statements" immediately prior to Item 1 of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.

Results of Operations for the Years Ended December 31, 2024 and 2023

Net Revenue

Our net revenue for the year ended December 31, 2024 was $283,220,442 as compared with $144,502,351 for the year ended December 31, 2023. These numbers reflect an increase of 96% year over year on our consolidated Revenues.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2024 and 2023:

Subsidiary	Revenue Year Ended December 31, 2024	Revenue Year Ended December 31, 2023
Etelix.com USA, LLC	$69,833,265	$44,026,288
SwissLink Carrier AG	8,317,281	5,250,141
QGlobal LLC	1,539,434	1,228,865
IoT Labs LLC	94,170,000	75,574,912
Whisl	2,826,276	1,855,816
Smartbiz	20,499,830	16,566,329
QXTEL	86,034,356	—
	$283,220,442	$144,502,351

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and new acquisitions. In fact, 38% of the increase was organic grow, while the remaining 62% was due to the acquisition of QXTEL Inc.

Cost of Revenue

Our total cost of revenue for the year ended December 31, 2024 was $274,948,693 as compared with $139,830,338 for the year ended December 31, 2023.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2024 and 2023:

Subsidiary	Cost of revenue Year Ended December 31, 2024	Cost of revenue Year Ended December 31, 2023
Etelix.com USA, LLC	$69,334,112	$41,505,472
SwissLink Carrier AG	7,663,815	4,359,141
QGlobal LLC	1,144,324	832,282
IoT Labs LLC	92,196,261	74,662,656
Whisl	2,130,645	2,033,529
Smartbiz	19,572,904	16,437,258
QXTEL	82,906,632	—
	$274,948,693	$139,830,338

Our cost of revenues consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in our vendors’ networks.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above. We have reached a higher volume of revenue and every additional unit sold (minutes and SMS) has its corresponding termination cost.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased from $4,672,013 in 2023 to $8,271,749 in 2024, which is an increase of 77.05% year-over-year.

Operating Expenses

Operating expenses for the year ended December 31, 2024 were $9,105,813, as compared with $4,987,516 for the year ended December 31, 2023. The detail by major category is reflected in the table below.

	Years Ended December 31,
	2024	2023

Salaries, Wages and Benefits	$2,963,714	$1,560,366
Technology	1,192,185	328,710
Professional Fees	1,110,773	1,283,351
Legal and Regulatory	328,500	256,537
Travel & Events	234,295	136,051
Public Cost	102,773	36,349
Bad Debt Expense	1,991	8,815
Depreciation and Amortization	499,535	128,737
Advertising	968,206	595,298
Bank Services and Fees	211,591	77,292
Office, Facility and Other	529,892	309,376
Sales Commissions	675,605	211,830
Insurance	63,534	11,914

Subtotal	8,882,594	4,944,626

Stock-based compensation	223,219	42,890

Total Operating Expenses	$9,105,813	$4,987,516

Operating Expenses by subsidiary are as follows:

	Years Ended December 31,
	2024	2023	Difference
IQSTEL	$2,881,662	$1,692,056	$1,189,606
Etelix	428,603	322,932	105,671
SwissLink	974,233	723,712	250,521
ItsBchain	14,788	41,955	-27,167
QGlobal	552,388	253,160	299,228
Global Money One	762	55,710	-54,948
IoT Labs	246,254	172,709	73,545
Whisl	800,922	614,617	186,305
Smartbiz	978,760	1,110,665	-131,905
QXTEL	2,227,441	-	2,227,441
Total Operating Expenses	$9,105,813	$4,987,516	$4,118,297

There is a significant increase of 82.57% in Operating Expenses for 2024 when compared with 2023; however, more than half of that increase (54%) is due to the inclusion of QXTEL in the consolidated financial statements in the year 2024. Another 29% of that increase is due to an increment in IQSTEL's operating expenses concentrated in the categories of Salaries, Wages and Benefits ($442,003 higher than in 2023), Advertising ($372,908 higher than in 2023) and Stock-based compensation ($180,329 higher than in 2023) Finally, the third largest expense item contributing to the increase of Operating Expanses is related to technology.

Other Income (Expenses)

We had other expenses of $3,951,942 for the year ended December 31, 2024, as compared with other income of $96,067 for the year ended December 31, 2023. The increase in Other Expenses in 2024 compared to 2023 is due to (1) the negative change in fair value of derivative liabilities of $1,393,046 for the year ended December 31, 2024 from a positive value of $381,848 for the year ended December 31, 2023; (2) the increase of interest expenses to $2,159,425 in 2024 from $94,908 in 2023 and (3) a loss on settlement of debt of $482,085 in 2024.

Net Loss

We finished the year ended December 31, 2024 with a loss of $5,180,036 as compared to a loss of $219,436 during the year ended December 31, 2023. The net results of the periods reported are highly impacted by the expenses in the holding entity (IQSTEL), which has a high component of interest and other financial expenses related to the funds borrowed for the acquisition of QXTEL Limited.

Our Telecom Division, the division presently generating revenue, has positive operating income when presented separately from the rest of our Company. As we have indicated on several occasions, our strategy is to strengthen our telecommunications division so that it can serve as a lever for the development of new lines of business, such as Fintech and Cybersecurity.

Our telecom division revenues have increased by 96% from $144,502,351 in 2023 to $283,220,442 in 2024. Additionally, its gross profit has risen by 77%, going from $4,672,013 to $8,271,749; operating income has grown by 40% from $1,474,218 to $2,063,148; and net income has increased by 33%, rising from $1,290,646 to $1,710,241. These double-digit growth figures demonstrate the strong performance of our telecommunications division.

	Telecom Division		Pre-revenue companies		iQSTEL		Consolidated
	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	283,220,442	144,502,351	—	—	—	—	283,220,442	144,502,351
Cost of revenue	274,948,693	139,830,338	—	—	—	—	274,948,693	139,830,338
Gross profit	8,271,749	4,672,013	—	—	—	—	8,271,749	4,672,013

Operating expenses
General and administration	6,208,601	3,197,795	15,550	97,665	2,881,662	1,692,056	9,105,813	4,987,516
Total operating expenses	6,208,601	3,197,795	15,550	97,665	2,881,662	1,692,056	9,105,813	4,987,516

Operating income/(loss)	2,063,148	1,474,218	(15,550)	(97,665)	(2,881,662)	(1,692,056)	(834,064)	(315,503)

Other income (expense)	41,123	(183,572)	(120)	(100)	(3,992,945)	279,740	(3,951,942)	96,067
Net income (loss) before income taxes	2,104,271	1,290,646	(15,670)	(97,765)	(6,874,607)	(1,412,316)	(4,786,006)	(219,436)
Income taxes	(394,030)	—	—	—	—	—	(394,030)	—
Net income (loss)	1,710,241	1,290,646	(15,670)	(97,765)	(6,874,607)	(1,412,316)	(5,180,036)	(219,436)

Depreciation and amortization	499,535	128,737	—	—	—	—	499,535	128,737
Interest expense	41,611	—	—	—	2,117,814	94,908	2,159,425	94,908
Change in fair value of derivative liabilities	—	—	—	—	1,393,046	(381,848)	1,393,046	(381,848)
Loss on settlement of debt	—	—	—	—	482,085	—	482,085	—
Stock-based compensation	—	—	—	—	223,219	42,890	223,219	42,890
Income taxes	394,030	—	—	—	—	—	394,030	—
Adjusted EBITDA	2,645,417	1,419,383	(15,670)	(97,765)	(2,658,452)	(1,656,366)	(28,705)	(334,749)

In evaluating our financial performance, we utilize Adjusted EBITDA as a supplemental measure to provide insights into the profitability of our core operations. (Please see Adjusted EBITDA, which is reconciled to the Net Income in the table above.) Adjusted EBITDA excludes, in addition to non-operational expenses like interest expenses, taxes, depreciation and amortization; items that we believe are not indicative of our operating performance, such as:

•	Change in Fair Value of Derivative Liabilities: These adjustments reflect unrealized gains or losses that are non-operational and subject to market volatility.

•	Loss on Settlement of Debt: This represents non-recurring expenses associated with specific financing activities and does not impact ongoing business operations.

•	Stock-Based Compensation: As a non-cash expense, this adjustment eliminates variability caused by equity-based incentives.

We believe Adjusted EBITDA offers a clearer view of the cash-generating potential of our business, excluding non-recurring, non-cash, and non-operational impacts.

Based on the analysis of our Adjusted EBITDA our Telecom Division is a high-performing division that generates strong operational profits. Adjusted EBITDA has increased 86% from $1,419,383 as of December 31, 2023 to $2,645,417 as of December 31, 2024.

Consolidated figures show a slightly negative Adjusted EBITDA; while this isn’t ideal, in our opinion it implies the Company is close to breaking even and might achieve positive Adjusted EBITDA with small improvements in efficiency or revenue growth. We are in a transitional period, scaling operations and investing heavily in growth initiatives with the execution of our M&A plan. Management has also identified areas for cost-cutting and operational improvements and has acted in that direction.

Liquidity and Capital Resources

As of December 31, 2024 we had total current assets of $63,015,046, compared with total current liabilities of $63,821,196, resulting in a negative working capital of $ 806,150 and a current ratio of approximately 0.99 to 1. The negative working capital is due largely to loans payable of $2,455,641.

Following is a table with summary data from the consolidated statements of cash flows for the years ended December 31, 2024 and 2023, as presented.

	2024	2023
Net cash used in operating activities	$(2,930,306)	$(1,483,801)
Net cash used in investing activities	(3,162,971)	(332,550)
Net cash provided by financing activities	7,240,966	1,833,965

Effect of exchange rate changes on cash	—	15,665
Net change in cash	$1,147,689	$33,279

Our operating activities used $2,930,306 in the year ended December 31, 2024, as compared with $1,483,801 used in operating activities in the year ended December 31, 2023. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Investing activities used $3,162,971 for the year ended December 31, 2024, as compared with $332,550 used in investing activities for the year ended December 31, 2023. The cash used in investing activities is largely due to the acquisition of QXTEL, where the Company invested $2,955,121, and the purchase of $151,620 of property and equipment.

Financing activities provided $7,240,966 for the year ended December 31, 2024, as compared to $1,833,965 provided for the year ended December 31, 2023. The cash provided in 2024 was largely from loans, convertible debt and warrant exercises, offset by repayments on loans. We have financed our operations through private placements, convertible notes, and unsecured debt, and we have also issued debt in our company secured by all of our assets.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We have not attained profitable operations and even though the company maintains a cash position very close to one third year's operating expenses, we are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. Our ability to raise additional financing is unknown. Aside from cash exercises as set forth under an outstanding option that expires on July 14, 2025, we do not have any formal commitments or arrangements for the advancement or loan of funds. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the twelve-month period ended December 31, 2024.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024; however, we consider our critical accounting policies to be those related to the allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of financial instruments and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of December 31, 2024, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 final standard on Income Statement: Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID 1013);
F-3	Consolidated Balance Sheets as of December 31, 2024 and 2023;
F-4	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023;
F-5	Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023;
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and
F-7	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors iQSTEL, Inc.

Coral Gables, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iQSTEL, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty – See Also Critical Audit Matters Section Below

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and does not have an established source of revenues sufficient to cover its operating costs, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Going Concern

Critical Audit Matter Description

As described further in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and does not have an established source of revenues sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from private investors, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

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

Pittsburgh, Pennsylvania

March 31, 2025

iQSTEL INC

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash	$2,510,357	$1,362,668
Accounts receivable, net	57,158,967	12,539,774
Inventory	30,658	27,121
Due from related parties	630,715	340,515
Prepaid and other current assets	2,684,349	1,449,094
Total Current Assets	63,015,046	15,719,172

Property and equipment, net	561,802	522,997
Intangible assets	7,438,654	99,592
Goodwill	6,750,045	5,172,146
Deferred tax assets	243,108	426,755
Other assets	999,083	214,991
TOTAL ASSETS	$79,007,738	$22,155,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,129,241	$2,966,279
Accrued and other current liabilities	55,624,784	9,993,585
Due to related parties	26,613	26,613
Loans payable - net of discount of $62,898 and $3,750, respectively	2,455,641	264,988
Loans payable - related parties	720,485	259,447
Convertible notes - net of discount of $138,654 and $39,012, respectively	1,864,432	330,032
Contingent liability for acquisition of subsidiary	1,000,000	—
Total Current Liabilities	63,821,196	13,840,944

Convertible notes - net of discount of $210,296 and $0, respectively	3,011,926	—
Loans payable, non-current	—	99,099
Employee benefits, non-current	274,353	169,738
TOTAL LIABILITIES	67,107,475	14,109,781

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 35,537 and 31,080 shares issued and outstanding, respectively	36	31
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 75,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 300,000,000 authorized; $0.001 par value 202,976,685 and 172,129,630 shares issued and outstanding, respectively	202,976	172,130
Additional paid in capital	39,743,485	34,360,884
Accumulated deficit	(32,703,410)	(26,084,133)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of iQSTEL Inc.	7,217,757	8,423,582
Equity (Deficit) attributable to noncontrolling interests	4,682,506	(377,710)
TOTAL STOCKHOLDERS' EQUITY	11,900,263	8,045,872

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,007,738	$22,155,653

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Operations

	Years Ended
	December 31,
	2024	2023

Revenues	$283,220,442	$144,502,351
Cost of revenue	274,948,693	139,830,338
Gross profit	8,271,749	4,672,013

Operating expenses
General and administration	9,105,813	4,987,516
Total operating expenses	9,105,813	4,987,516

Operating loss	(834,064)	(315,503)

Other income (expense)
Other income	94,974	8,403
Other expenses	(12,360)	(199,276)
Interest expense	(2,159,425)	(94,908)
Change in fair value of derivative liabilities	(1,393,046)	381,848
Loss on settlement of debt	(482,085)	—
Total other (expense) income	(3,951,942)	96,067

Net loss before provision for income taxes	(4,786,006)	(219,436)
Income taxes	(394,030)	—
Net loss	(5,180,036)	(219,436)
Less: Net income attributable to noncontrolling interests	811,531	543,822
Net loss attributed to iQSTEL Inc.	$(5,991,567)	$(763,258)

Dividend on Series B Preferred Stock	(627,710)	(816,480)
Net loss attributed to stockholders of iQSTEL Inc.	$(6,619,277)	$(1,579,738)

Comprehensive loss
Net loss	$(5,180,036)	$(219,436)
Foreign currency adjustment	—	16,112
Total loss	$(5,180,036)	$(203,324)
Less: Comprehensive income attributable to noncontrolling interests	811,531	551,717
Net comprehensive loss attributed to iQSTEL Inc.	$(5,991,567)	$(755,041)

Basic and diluted loss per common share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding - Basic and diluted	182,211,063	167,281,028

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2024 and 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2022	10,000	$10	21,000	$21	161,595,511	$161,595	$31,136,120	$(24,504,395)	$(33,557)	$6,759,794	$(924,377)	$5,835,417
Series B Preferred stock issued as dividend	—	—	10,080	10	—	—	816,470	(816,480)	—	—	—	—
Common stock issued for compensation	—	—	—	—	240,000	240	42,650	—	—	42,890	—	42,890
Common stock issued for warrant exercises	—	—	—	—	10,294,119	10,295	1,389,705	—	—	1,400,000	—	1,400,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	975,939	—	—	975,939	—	975,939
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(5,050)	(5,050
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	8,217	8,217	7,895	16,112
Net income (loss)	—	—	—	—	—	—	—	(763,258)	—	(763,258)	543,822	(219,436)
Balance - December 31, 2023	10,000	$10	31,080	$31	172,129,630	$172,130	$34,360,884	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

Series B Preferred stock issued as dividend	—	—	8,959	10	—	—	627,700	(627,710)	—	—	—	—
Common stock issued for compensation	—	—	—	—	600,000	600	140,425	—	—	141,025	—	141,025
Common stock issued for settlement of debt	—	—	—	—	3,007,173	3,007	480,663	—	—	483,670	—	483,670
Common stock issued for conversion of debt	—	—	—	—	6,106,061	6,106	665,560	—	—	671,666	—	671,666
Common stock issued in conjunction with convertible notes	—	—	—	—	3,535,354	3,535	594,242	—	—	597,777	—	597,777
Common stock issued for the extension of debt	—	—	—	—	646,467	646	115,718	—	—	116,364	—	116,364
Common stock issued for warrant exercises	—	—	—	—	10,000,000	10,000	1,090,000	—	—	1,100,000	—	1,100,000
Common stock issued for conversion of series B preferred stock	—	—	(4,502)	(5)	4,502,000	4,502	(4,497)	—	—	—	—	—
Common stock issued for cash	—	—	—	—	2,450,000	2,450	97,550	—	—	100,000	—	100,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	1,493,046	—	—	1,493,046	—	1,493,046
Common stock payable	—	—	—	—	—	—	82,194	—	—	82,194	—	82,194
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	4,248,685	4,248,685
Net income (loss)	—	—	—	—	—	—	—	(5,991,567)	—	(5,991,567)	811,531	(5,180,036)
Balance - December 31, 2024	10,000	$10	35,537	$36	202,976,685	$202,976	$39,743,485	$(32,703,410)	$(25,340)	$7,217,757	$4,682,506	$11,900,263

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,180,036)	$(219,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	223,219	42,890
Bad debt expense	1,991	8,815
Loss on disposal of asset	—	7,200
Depreciation and amortization	499,535	128,737
Amortization of debt discount	1,096,725	38,758
Change in fair value of derivative liabilities	1,393,046	(381,848)
Loss on settlement of debt	482,085	—
Deferred tax assets	183,647	53,568
Changes in operating assets and liabilities:
Accounts receivable	(56,091,437)	(8,010,726)
Inventory	(3,537)	(997)
Prepaid and other assets	(1,235,127)	(1,085,279)
Due from related parties	(20,000)	93,264
Accounts payable	4,448,542	1,217,926
Accrued and other current liabilities	51,271,041	6,623,327
Net cash used in operating activities	(2,930,306)	(1,483,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiary, net of cash acquired	(2,955,121)	—
Purchase of property and equipment	(151,620)	(220,045)
Advance of loan receivable - related party	(89,832)	(192,154)
Collection of amounts due from related parties	33,602	79,649
Net cash used in investing activities	(3,162,971)	(332,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	2,494,852	375,000
Repayments of loans payable	(1,846,139)	(18,559)
Proceeds from loans payable - related parties	1,000,000	—
Repayment of loans payable - related parties	(538,961)	—
Proceeds from common stock issued	100,000	—
Proceeds from exercise of warrants	1,100,000	1,400,000
Proceeds from convertible notes	5,612,499	250,000
Proceeds from common stock payable	100,000	—
Repayment of convertible notes	(781,285)	(172,476)
Net cash provided by financing activities	7,240,966	1,833,965

Effect of exchange rate changes on cash	—	15,665

Net change in cash	1,147,689	33,279
Cash, beginning of period	1,362,668	1,329,389
Cash, end of period	$2,510,357	$1,362,668

Supplemental cash flow information
Cash paid for interest	$879,783	$45,282
Cash paid for taxes	$—	$—

Non-cash transactions:
Series B Preferred stock issued as dividend	$627,710	$816,480
Common stock issued in connection with convertible notes	$597,777	$—
Common stock issued for conversion of debt	$671,666	$—
Common stock issued for modification of debts	$600,034	$—
Common stock issued for conversion of preferred stock	$4,502	$—
Cashless warrant exercised	$1,814	$—
Non-cash dividend for collection of loan receivable - related parties	$—	$5,050
Resolution of derivative liabilities upon exercise of warrant	$1,493,046	$975,939
Note payable issued for acquisition of subsidiary	$2,000,000	$—
Contingent liability for acquisition of subsidiary	$1,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

iQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2024

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

iQSTEL Inc. (“iQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of B-Maven Inc. The Company changed its name to PureSnax International, Inc. on September 18, 2015; and more recently it changed its name to iQSTEL Inc. on August 7, 2018.

The Company has been engaged in the business of telecommunication services as a wholesale carrier of voice, SMS and data for other telecom companies around the World with over 603 active interconnection agreements with mobile companies, fixed line companies and other wholesale carriers.

The Company is a technology company with presence in 20 countries and approximately 100 employees that is offering leading-edge services through its four business divisions.

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

Reclassification

Certain amounts have been reclassified to improve the clarity and comparability of the financial statements. These reclassifications had no effect on the reported results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at December 31, 2024 and 2023.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. During the years ended December 31, 2024 and 2023, the Company recorded bad debt expense of $1,991 and $8,815, respectively.

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

Fixed Assets

Fixed assets, consisting of telecommunications equipment and software, are recorded at cost reduced by accumulated depreciation and amortization. Depreciation and amortization expense is recognized over the assets’ estimated useful lives of 3 - 4 years for computers and laptops; 4 - 5 years for telecommunications equipment and switches; and 5 years for software using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Intangible Assets

Intangible assets represent mainly the interconnection agreements acquired from the acquisition of QXTEL. The acquired intangible asset was recognized and measured at fair value at the time of acquisition and is amortized on a straight-line basis over the estimated economic useful life of the respective asset. The estimated useful life of the acquired interconnection agreements is 16 years.

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

The following table provides a summary of changes in the carrying amounts of goodwill

Balance at January 1, 2023	$5,172,146
Additions	—
Balance at December 31, 2023	5,172,146
Additions	1,577,899
Balance at December 31, 2024	$6,750,045

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock, and it was excluded from the computation of diluted net loss per share as the result was anti-dilutive for the years ended December 31, 2024 and 2023.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, accounts receivable, and related party payables. The Company places its cash and cash equivalents with financial institutions of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.

During the year ended December 31, 2024, we had 27 customers representing 89% of our revenue compared to 12 customers representing 89% of our revenue for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, 33% and 52% of revenue, respectively, comes from customers under prepayment conditions, which means there are no credit or bad debt risks on that portion of the customers’ portfolio.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions (see Note 15).

Revenue Recognition

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

Usage charges refer to the fees that customers are billed based on their actual usage of the services. For voice services, this typically means charges based on the duration of calls made. For SMS (text messaging), it usually means charges per message sent. Other recurring charges are referred to charges for services such as (1) Global DIDs, (2) Global Toll-Free Numbers, (3) PBX (Private Branch Exchange) for small businesses, and (4) SIP Trunking. The provision of these services usually has set-up fees and are offered on a subscription or month-to-month basis.

Revenue is reported on a gross basis since the Company acts as the principal in the transaction, meaning it has control over the goods or services before they are transferred to the customer. This includes having the primary responsibility for fulfilling the contract and determining the price.

With respect to the specific performance obligations of the Company in its contracts with its customers, our standard service agreement establishes the following:

•	The Company agrees to furnish to Customer, and Customer agrees to purchase from the Company, International Long Distance telecommunication services and/or SMS services at the rates agreed to in writing by the Parties.

•	The Company will provide, operate and maintain communications equipment, international links and network administration and support in the United States and other countries as may be agreed upon.

•	The Company will be responsible for its own expenses and will provide, operate, and maintain transmission facilities required to link its domestic network with the other Party's nearest point of presence (POP).

•	The Company shall provide Customer all required IP network addresses, Domain Name Server (DNS) information and, if necessary, the associated prefixes used to exchange voice traffic as provided on the provisioning form.

•	The Company shall take all appropriate security measures to protect its network from fraudulent traffic coming from unknown or unauthorized sources. Any and all IP and network information received by the Company from Customer for the purposes of this agreement shall be held in strict confidentiality, and disclosed only to those employees or personnel with a need to know.

The Company recognizes revenue from telecommunication services in accordance with ASC 606. Topic 606 establishes a comprehensive 5 step framework for determining revenue recognition. Under this framework, the Company considers each service a single performance obligation, since typically, the Company provides a series of distinct services.

The application of the 5 step Topic 606 revenue recognition framework to the Company's operations is depicted as follows:

Topic 606 Conceptual Framework	Related Company Policy & Procedures
Step 1 Identify the contract(s) with customer

A contract is defined as an approved mutual agreement between the Company and a customer setting performance obligation, and criteria that must be met in accordance with the Company's customary commercial business practices and entered into with the probable expectation that all estimated consideration will be realized in the ordinary course of business.

Step 2 Identify the performance obligations

Performance obligations are identified in the customer agreement, and any subsequent amendments stated in per minute, time and message usage criteria. The Company considers each service a single performance obligation, including instances where the Company provides a series of services that are substantially the same and have the same pattern of transfer.

Step 3 Determine the transaction price

The transaction price is determined at contract inception and is subsequently reviewed periodically to reflect applicable rate amendments, trends in regulatory, market conditions and usage of service by a customer. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees.

Step 4 Allocate the transaction price to the performance obligations	The transaction price is allocated to each performance obligation based on the standalone contractual selling price of the time measured service, net of any related discount.
Step 5 Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenues from contracts with customers when control of the usage of the services has been transferred to the customer, as recorded and measured by the Company's internal information systems. Revenues are recognized at the probable amount of consideration expected in exchange for transferring control of usage.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 Final Standard on Income Statement: Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses among other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024. The amendments were applied retrospectively to all prior periods presented in the accompanying financial statements. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations, negative working capital and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historically, the Company has relied upon funds from its stockholders, and loans from third parties. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon its operations and its stockholders.

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

At closing, in addition to the $1,500,000 with the Escrow Agent that formed part of the Purchase Price, we were required to pay $1,500,000 in cash and $2,000,000 to the Seller, either (A) in the form of a promissory note (the “Promissory Note”), or (B) by the delivery of iQSTEL shares to Seller. Seller could decide the form of payment between the Promissory Note or the shares of iQSTEL, and if a Promissory Note was chosen, we agreed to allow Seller the option to exchange the Promissory Note for shares of iQSTEL. On June 27, 2024, we entered into a second amendment to the Purchase Agreement (the “Amendment”) that required us to issue an amended and restated promissory note to the Seller. We had paid down $200,000 of the note, so the amended and restated promissory note was issued in the principal amount of US $1,800,000. The amended and restated promissory note also changed the payment structure, from installment payments of $200,000 for each of the months of May through November ($1,400,000) with a balloon payment of $600,000, to monthly installments of $75,000 plus interest during 2024, and $212,500 plus interest during the first 6 months of 2025.  We also revised the Earnout Payment due to the Seller. The Earnout Payment was redefined at $721,035 net income, to be achieved in Q2, Q3 and Q4 of 2024. The $1,000,000 payment that IQSTEL has to pay upon achievement of the Earnout Payment will be paid in monthly installments during the first half of 2025.

During the year ended December 31, 2024, the Company repaid $725,000 on the Promissory Note.

The acquisition was closed on April 1, 2024. QXTEL has been included in our consolidated results of operations since the acquisition date.

The following table summarizes the fair value of the consideration paid by the Company:

April 1,
Fair Value of Consideration:	2024
Cash	$3,000,000
Promissory note	2,000,000
Contingent liability	1,000,000
Total Purchase Price	$6,000,000

The following table summarizes the identifiable assets acquired and liabilities assumed upon acquisition of QXTEL and the calculation of goodwill:

Total purchase price	$6,000,000

Cash	769,879
Accounts receivable	14,946,919
Due from related party	208,550
Other asset	214,564
Equipment	30,963
Total identifiable assets	16,170,875

Accounts payable	(14,796,505)
Other current liabilities	(403,584)
Total liabilities assumed	(15,200,089)
Net assets	970,786

Intangible assets recognized	7,700,000
Non-controlling interest - 49%	(4,248,685)
Total net assets	4,422,101
Goodwill	$1,577,899

Unaudited combined proforma results of operations for the year ended December 31, 2024 and 2023 as though the Company acquired QXTEL on January 1, 2023, are set forth below:

	Years Ended
	December 31,
	2024	2023
Revenues	$310,903,903	$225,999,964
Cost of revenues	302,110,691	217,445,017
Gross profit	8,793,212	8,554,947

Operating expenses	9,734,475	7,557,105
Operating (loss) income	(941,263)	997,842

Other (expense) income	(3,951,942)	96,067
Income tax	(394,030)	(235,564)
Net (loss) income	$(5,287,235)	$858,345

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Other receivable	$115,685	$312,116
Prepaid expenses	2,020,288	738,050
Advance payment	21,000	21,000
Tax receivable	42,673	428
Deposit for acquisition of asset	356,000	357,500
Security deposit	128,703	20,000
	$2,684,349	$1,449,094

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Telecommunication equipment	$709,417	$386,700
Telecommunication software	690,742	836,840
Other equipment	155,935	99,892
Total property and equipment	1,556,094	1,323,432
Accumulated depreciation and amortization	(994,292)	(800,435)
Total property and equipment	$561,802	$522,997

Depreciation expense for the years ended December 31, 2024 and 2023 amounted to $138,597 and $128,737, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at December 31, 2024 and 2023 consisted of the following:

2024

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	*	$99,592	$—	$99,592
Interconnection agreements	16 years	7,700,000	(360,938)	7,339,062
		$7,799,592	$(360,938)	$7,438,654

(*) Not yet in service

2023

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	*	$99,592	$—	$99,592

(*) Not yet in service

Amortization expense for the years ended December 31, 2024 and 2023 amounted to $360,938 and $0.

The following table outlines the estimated future amortization expense as of December 31, 2024:

2025	$481,250
2026	481,250
2027	481,250
2028	481,250
2029	481,250
Thereafter	4,932,812
$7,339,062

NOTE 8 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at December 31, 2024 and 2023 consisted of the following

	December 31,	December 31,
	2024	2023
Accrued liabilities	$928,858	$28,042
Cost provision	53,939,336	9,613,332
Accrued interest	118,204	17,318
Salary payable - management	420,447	100,128
Salary payable and employee benefit	88,357	113,745
Other current liabilities	129,582	121,020
Total accrued and other current liabilities	$55,624,784	$9,993,585

NOTE 9 - LOANS PAYABLE

Loans payable at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,		Interest
	2024	2023	Term	rate
Martus	$103,738	$103,738	Note was issued on October 23, 2018 and due on January 2, 2025	5.0%
Darlene Covid19	80,019	99,099	Note was issued on April 1, 2020 and due on March 31, 2025	0.0%
Promissory note payable	—	165,000	Note was issued April 4, 2023 and due on April 4, 2024	24.0%
Promissory note payable	217,391	—	Note was issued June 11, 2024 and due on June 11, 2025	2.0%
Promissory note payable - acquisition of QXTEL	1,275,000	—	Note was issued April 1, 2024 and due on June 30, 2025	4.9%
Promissory note payable	271,739	—	Note was issued July 16, 2024 and due on July 16, 2025	2.0%
Promissory note payable	271,739	—	Note was issued July 31, 2024 and due on July 31, 2025	2.0%
Promissory note payable	190,217	—	Note was issued September 23, 2024 and due on September 23, 2025	2.0%
Promissory note payable	108,696	—	Note was issued October 4, 2024 and due on September 23, 2025	2.0%
Total	2,518,539	367,837
Less: Unamortized debt discount	(62,898)	(3,750)
Total loans payable	2,455,641	364,087
Less: Current portion of loans payable	(2,455,641)	(264,988)
Long-term loans payable	$—	$99,099

Loans payable - related parties at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,		Interest
	2024	2023	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0.0%
49% of Shareholder of SwissLink	219,894	237,841	Note is due on demand	5.0%
Minority Shareholder of QXTEL	478,985	—	Note is due on October 1, 2025	4.9%
Total	720,485	259,447
Less: Current portion of loans payable - related parties	720,485	259,447
Long-term loans payable - related parties	$—	$—

During the years ended December 31, 2024 and 2023, the Company borrowed from third parties totaling $5,041,532 and $421,760, which includes original issue discount and financing costs of $546,680 and $46,760 and repaid the principal amount of $2,571,139 and $18,559, respectively.

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $293,671 and $32,231 and recognized amortization of discount, included in interest expense, of $300,303 and $14,426, respectively.

NOTE 10 - CONVERTIBLE LOANS

Convertible loans at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Issued in fiscal year 2023	$—	$369,044
Issued in fiscal year 2024	5,225,308	—
Total convertible notes payable	5,225,308	369,044
Less: Unamortized debt discount	(348,950)	(39,012)
Total convertible notes	4,876,358	330,032

Less: current portion of convertible notes	1,864,432	330,032
Long-term convertible notes	$3,011,926	$—

During the years ended December 31, 2024 and 2023, the Company recorded interest expense of $769,027 and $23,919 and recognized amortization of discount, included in interest expense, of $796,422 and $24,332, respectively.

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

Issued in fiscal year 2024

In January 24, 2024, we entered into a securities purchase agreement (the “SPA”) with M2B Funding Corp., a Florida corporation, for it to purchase up to the principal amount of $3,888,889 in secured convertible promissory notes (the “Notes”) for an aggregate purchase price of $3,500,000 (the “Purchase Price”), which Notes are convertible into shares (“Conversion Shares”) of our common stock with an initial conversion price of $0.11 per share. Each noteholder shall receive shares of common stock (“Kicker Shares”) in an amount equal to ten percent of the principal amount of any Note issued divided by $0.11. The Notes are secured by all of our assets under a Security Agreement signed with the SPA.

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

In October 2024, we entered into a Memorandum of Understanding (the “Agreement”) with M2B Funding Corp. to extend the maturity date on three promissory notes in exchange for stock consideration. Pursuant to the Agreement, the following promissory notes were extended by 12 months from their original date of maturity:

•	First Note: Originally due January 1, 2025, with an outstanding amount of $1,888,889, extended to January 1, 2026.
•	Second Note: Originally due March 12, 2025, with an outstanding amount of $1,111,111, extended to March 12, 2026.
•	Third Note: Originally due March 25, 2025, with an outstanding amount of $555,556, extended to March 25, 2026.

In consideration for this extension, the Company issued 646,467 restricted common shares. As a result of the extension, the Company recognized the loss on debt extinguishment of $297,878 as debt extinguishment and debt discount of $61,818 as debt modification.

Additionally, during the year ended December 31, 2024, the Company borrowed amounts from a third party totaling $2,413,707, which includes original issue discount and financing costs of $248,707.

Principal	Issuance	Maturity	Interest	Payment
amount	date	date	rate	schedule
$ 146,900	March 7, 2024	January 15, 2025	12%	10 payments each in the amount of $16,453 beginning on April 15, 2024
$ 177,100	March 7, 2024	January 15, 2025	14%	5 payments, one payment of $100,947 and four payments of $25,237, beginning in September 2024
$ 179,400	July 10, 2024	April 30, 2025	14%	9 payments each in the amount of $22,724 beginning on August 30, 2024
$ 151,960	September 16, 2024	July 15, 2025	14%	5 payments, one payment of $86,617 and four payments of $21,654, beginning in March 2025
$ 179,400	October 15, 2024	July 15, 2025	14%	9 payments each in the amount of $22,724 beginning on November 30, 2024
$ 1,578,947	December 6, 2024	June 4, 2025	24%	Outstanding balance shall be paid on June 4, 2025

The notes are convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

Conversion

During the year ended December 31, 2024, one note holder converted notes with principal amounts of $666,666 and conversion fee of $5,000 into 6,106,061 shares of common stock.

NOTE 11 – WARRANTS

On February 12, 2024, we issued a Common Stock Purchase Option (the “Option”) to ADI Funding LLC (“ADI Funding”) for $100,000 that expired on December 31, 2024, for the right to acquire up to 10,000,000 shares of common stock. The exercise price per share of the common stock under the Option was (i) 70% of the VWAP of the common stock during the then 10 Trading Days immediately preceding, but not including the date of exercise if the VWAP is below $2.00 or (ii) seventy five percent (75%) of the VWAP of the common stock during the then 10 Trading Days immediately preceding, but not including the date of exercise if the VWAP is equal or above $2.00.

ADI Funding had the right and the obligation to exercise, on a “cash basis”, not less than (i) 2,000,000 of the shares of common stock underlying the option no later than the later of March 31, 2024 or the date on which there is an effective registration statement permitting the resale of the shares by ADI Funding. From and after the occurrence of the above-referenced exercise, each additional exercise of the Option could be in an amount not less than 1,000,000 shares, which shall occur every thirty (30) days and shall be exercised only on a cash basis. ADI Funding’s obligation to exercise each specified portion of the Option was subject to the exercise price being not less than $0.11

If the Company issues securities less than the exercise price of the option, ADI Funding had a right to also use that lesser price in the exercise of its Option. The Option also contained rights to any Company distributions and consideration in fundamental transactions.

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

A summary of activity regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2022	23,112,575	$0.17	0.75
Granted	—	—	—
Increase in number of warrants by VWAP	5,262,465	0.14	—
Exercised	(10,294,119)	0.14	0.70
Forfeited/canceled	(18,080,921)	—	—
Outstanding, December 31, 2023	—	$—	—
Granted	10,000,000	0.88	0.88
Exercised	(10,000,000)	0.11	—
Forfeited/canceled	—	—	—
Outstanding, December 31, 2024	—	$—	—

The intrinsic value of the warrants as of December 31, 2024 is $0.

NOTE 12 – DERIVATIVE LIABILITIES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the years ended December 31, 2024 and 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Year ended
December 31,
	2024	2023
Expected term	0.04 - 0.65 years	0.75 - 1.49 years
Expected average volatility	78% - 194%	88% - 152%
Expected dividend yield	—	—
Risk-free interest rate	4.44% - 4.73%	0.06% - 4.73%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2024 and 2023:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$1,357,787
Settled on issuance of common stock	(975,939)
Change in fair value of the warrants	(381,848)
Balance - December 31, 2023	$—

Addition of new derivatives recognized as cash received	100,000
Exercise on issuance of common stock	(1,493,046)
Change in fair value of the warrant	1,393,046
Balance - December 31, 2024	$—

The following table summarizes the change in fair value of derivative liabilities included in the income statement for the years ended December 31, 2024 and 2023, respectively.

	Year ended December 31,
	2024	2023
Addition of new derivatives recognized as loss on derivatives	$—	$—
Revaluation of derivative liabilities	1,393,046	(381,848)
Change in fair value of derivative liability	$1,393,046	$(381,848)

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized capital consists of 300,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended December 31, 2024, the Company issued 30,847,055 shares of common stock and 285,000 shares payable, valued at fair market value on issuance as follows:

•      600,000 shares for compensation to our directors valued at $141,025;

•      3,007,173 shares for settlement of debt valued at $483,670;

•      3,535,354 shares in conjunction with convertible notes valued at $597,777;

•      10,000,000 shares for exercise of warrants for $1,100,000; and

•      6,106,061 shares for conversion of debt of $671,666

•      2,450,000 shares issued for cash of $100,000

•      646,467 shares for the extension of debt valued at $116,364

•      4,502,000 shares for conversion of Series B Preferred Stock

•      285,000 shares of stock payable for service valued at $82,194 recorded as additional paid in capital as of December 31, 2024. Shares were issued on January 16, 2025.

During the year ended December 31, 2023, the Company issued 10,534,119 shares of common stock, valued at fair market value on issuance as follows:

•      240,000 shares for compensation to our directors valued at $42,890; and

•      10,294,119 shares for exercise of warrants for $1,400,000.

As of December 31, 2024 and 2023, 202,976,685 and 172,129,630 shares of common stock were issued and outstanding, respectively.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

As of December 31, 2024 and 2023, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

In November 2024, the Company declared and issued 8,959 shares Series B stock to our management as dividends, valued at $627,710.

In December 2024, a member of Company management converted 4,502 shares of Series B Preferred Stock into 4,502,000 shares of common stock.

As of December 31, 2024 and 2023, 35,537 and 31,080 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

As of December 31, 2024 and 2023, no Series C Preferred Stock was issued or outstanding.

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

As of December 31, 2024 and 2023, no Series D Preferred Stock was issued or outstanding.

NOTE 14 – PROVISION FOR INCOME TAXES

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

The following table presents a reconciliation of the income taxes presented in the Statement of Operations for the years ended December 31, 2024 and 2023:

Year Ended December 31	2024	2023
Current
Federal	$210,222	$—
State	—	—
Deferred
Federal	138,808	—
State	—	—
Income tax expense	$394,030	$—

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024 and 2023, are as follows:

	December 31,	December 31,
	2024	2023
Net Operating loss carryforward	$15,392,658	$13,457,361
Effective tax rate	21%	21%
Deferred tax asset	3,232,458	2,826,046
Foreign taxes	(16,895)	(7,279)
Less: valuation allowance	(2,972,455)	(2,392,012)
Net deferred tax asset	$243,108	$426,755

As of December 31, 2024, the Company has approximately $15,400,000 of net operating losses (“NOL”) generated to December 31, 2024 carried forward to offset taxable income in future years which began to expire in 2023. NOLs generated in the United States for tax years prior to December 31, 2017, can be carried forward for twenty years, whereas NOLs generated after December 31, 2017 can be carried forward indefinitely. NOLs generated in Switzerland can be carried forward for 7 years. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized other than those recorded at SwissLink, because the Company anticipates utilizing the NOLs prior to their expiration.

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

Tax returns for the years ended 2018 through 2024 are subject to review by the tax authorities.

NOTE 15 - RELATED PARTY TRANSACTIONS

Due from related party

During the years ended December 31, 2024 and 2023, the Company loaned $89,832 and $192,154 to a related party and collected $33,602 and $79,649, respectively.

As of December 31, 2024 and 2023, the Company had amounts due from related parties of $630,715 and $340,515, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of December 31, 2024 and 2023, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the years ended December 31, 2024 and 2023, the Company recorded management salaries of $846,000 and $516,000, respectively, and stock-based compensation bonuses of $223,219 and $42,890, respectively.

As of December 31, 2024 and 2023, the Company recorded and accrued management salaries of $420,447 and $100,128, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the years ended December 31, 2024 and 2023, the Company incurred rent expense of $28,539 and $5,954, respectively.

NOTE 17 - SEGMENT

The Company operates in one industry segment, telecommunication services, and three geographic segments, USA, UK and Switzerland, where current assets and equipment are located. The Company's chief operating decision maker ("CODM") is its chief financial officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The CODM uses operating activities and net assets to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow, the allocation of budget between cost of sales and operating expenses and the management of assets.

Operating Activities

The following table shows operating activities information by geographic segment for the years ended December 31, 2024 and 2023:

Year ended December 31, 2024

	USA		Switzerland		UK		Elimination		Total
Revenues		$197,007,636		$13,349,998		$95,681,790		$(22,818,982)		$283,220,442
Cost of revenue		192,460,109		12,541,394		92,486,843		(22,539,653)		274,948,693
Gross profit		4,547,527		808,604		3,194,947		(279,329)		8,271,749

Operating expenses
Salaries, Wages and Benefits		1,699,833		238,334		1,025,547		—		2,963,714
Technology		683,620		331,149		370,725		(193,309)		1,192,185
Professional Fees		1,110,773		—		—		—		1,110,773
Legal and Regulatory		273,840		11,399		43,261		—		328,500
Travel & Events		126,623		29,962		77,710		—		234,295
Public Cost		102,773		—		—		—		102,773
Bad Debt Expense		1,991		—		—		—		1,991
Depreciation and Amortization		26,943		111,654		—		360,938		499,535
Advertising		968,206		—		—		—		968,206
Bank Services and Fees		59,848		72,246		79,497		—		211,591
Office, Facility and Other		309,278		29,550		211,064		(20,000)		529,892
Sales Commissions		231,125		149,939		360,561		(66,020)		675,605
Insurance		4,458		—		59,076		—		63,534
Stock-based compensation		223,219		—		—		—		223,219
	5,822,530		974,233		2,227,441		81,609		9,105,813

Operating income (loss)		(1,275,003)		(165,629)		967,506		(360,938)		(834,064)

Other income (expense)		(3,961,170)		28,801		(19,573)		—		(3,951,942)

Income tax expense		—		(183,808)		(210,222)		—		(394,030)

Net income (loss)		$(5,236,173)		$(320,636)		$737,711		$—		$(5,180,036)

Year ended December 31, 2023

	USA	Switzerland	Elimination	Total
Revenues	$144,466,050	$5,530,738	$(5,494,437)	$144,502,351
Cost of revenue	140,610,403	4,714,372	(5,494,437)	139,830,338
Gross profit	3,855,647	816,366	—	4,672,013

Operating expenses
Salaries, Wages and Benefits	1,083,748	476,618	—	1,560,366
Technology	328,710	—	—	328,710
Professional Fees	1,283,351	—	—	1,283,351
Legal and Regulatory	256,537	—	—	256,537
Travel & Events	116,637	19,414	—	136,051
Public Cost	36,349	—	—	36,349
Bad Debt Expense	8,815	—	—	8,815
Depreciation and Amortization	51,047	77,690	—	128,737
Advertising	595,298	—	—	595,298
Bank Services and Fees	51,523	25,769	—	77,292
Office, Facility and Other	185,156	124,220	—	309,376
Sales Commissions	211,830	—	—	211,830
Insurance	11,914	—	—	11,914
Stock-based compensation	42,890	—	—	42,890
Total Operating Expenses	4,263,805	723,711	—	4,987,516

Operating income (loss)	(408,158)	92,655	—	(315,503)

Other income (expense)	189,284	(93,217)	—	96,067

Net income (loss)	$(218,874)	$(562)	$0	$(219,436)

Asset Information

The following table shows asset information by geographic segment as of December 31, 2024 and 2023:

December 31, 2024	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$19,885,086	$8,055,475	$48,182,373	$(13,107,888)	$63,015,046
Non-current assets	$19,447,105	$633,491	$8,096,658	$(12,184,562)	$15,992,692
Liabilities
Current liabilities	$21,386,520	$8,415,705	$47,126,859	$(13,107,888)	$63,821,196
Non-current liabilities	$3,012,066	$169,599	$104,614	$—	$3,286,279

December 31, 2023	USA	Switzerland	Elimination	Total
Assets
Current assets	$14,537,969	$1,874,627	$(693,424)	$15,719,172
Non-current assets	$11,810,606	$810,437	$(6,184,562)	$6,436,481
Liabilities
Current liabilities	$11,978,244	$2,556,124	$(693,424)	$13,840,944
Non-current liabilities	$139	$268,698	$—	$268,837

 NOTE 18 – SUBSEQUENT EVENTS.

Subsequent to December 31, 2024 and through the date that these financials were made available, the Company had the following subsequent events:

On January 14, 2025, the Company issued a Common Stock Purchase Option (the “Option”) to ADI Funding LLC (“ADI Funding”) under a Stock Purchase Agreement for $100,000 that expires on July 14, 2025, for the right to acquire up to 15,000,000 shares of common stock. The exercise price per share of the common stock under the Option shall be 70% of the VWAP of the common stock during the then 10 Trading Days immediately preceding but not including the date of exercise. The obligation to exercise each specified portion of the Option is subject to the exercise price, being not less than $0.11 per share on the relevant Option exercise date.

On March 10, 2025, the Company signed a non-binding memorandum of understanding (“MOU”) with Accredited Solutions, Inc. (“ASII”) to set forth the preliminary terms and mutual understanding between the parties regarding the Company’s potential sale of its 75% equity interest in ItsBchain, LLC (the “Subsidiary”) to ASII, subject to the negotiation and execution of a definitive Purchase Agreement. The parties have agreed to execute the Purchase Agreement no later than June 1, 2025.

Under the MOU, in exchange for the 75% interest in the Subsidiary, ASII proposes paying $1,000,000 to the Company as follows:

•       $500,000 in restricted preferred shares of ASII, the terms and features of which will be available prior to execution of the Purchase Agreement, but should contain preferential treatment on the stated value in any liquidation of ASII and a conversion price of the lowest stock price with a 10 day look back at conversion (but with a conversion limitation of 4.99%, but no greater than 9.99%), ensuring IQSTEL’s value is preserved regardless of fluctuations in ASII’s common stock price.

•       $500,000 in restricted common shares of ASII, which are expected to be registered by ASII in a resale offering that is filed on Form S-1 with the SEC within an agreed time from the close of the Purchase Agreement.

At some time in the future, the Company plans to distribute the ASII common shares as dividends to its shareholders.

Further under the MOU, the Company will retain a 1% lifetime royalty on the Subsidiary’s total sales. The Company acknowledges a remaining investment commitment of $65,000 related to the Subsidiary. This amount will be paid in monthly installments of $2,500 directly to the Subsidiary.

On March 19, 2025, iQSTEL Inc. (the “Company”) signed a non-binding memorandum of understanding (“MOU”) with Craig Span (the “Seller”) to set forth the preliminary terms and mutual understanding between the parties regarding the Company’s potential purchase a 51% equity interest in GlobeTopper, LLC, a Delaware limited liability company (the “GlobeTopper”) held by the Seller, subject to the negotiation and execution of a definitive Purchase Agreement. The parties have agreed to execute the Purchase Agreement no later than July 1, 2025, or sooner.

Under the MOU, in exchange for the 51% interest in the GlobeTopper, the Company proposes paying $700,000 to the Seller with $200,000 in cash over a period set forth in a schedule extending to September 1, 2025, and $500,000 in common stock of the Company with a share price calculated at a 20% discount to the Volume Weighted Average Price (VWAP) over the five days preceding execution of a definitive Purchase Agreement.

Further under the MOU, the Company will pay performance bonuses in 2025 and 2026 based on EBITDA growth of GlobeTopper in shares of common stock of the Company using the same discounted VWAP formula above.

To support GlobeTopper’s growth, the MOU provides that the Company will provide up to $1,200,000 in structured financing across 24 months after execution, disbursed in monthly installments of $50,000, contingent upon meeting quarterly financial targets.

To ensure stability and operational continuity, the Seller will continue to serve as CEO to GlobeTopper, and 2 of the 3 board members will be selected by the Company.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2024, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting..

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Positions and Offices Held
Leandro Iglesias	59	President, Chairman, Chief Executive Officer and Director
Alvaro Quintana Cardona	53	Chief Operating Officer, Chief Financial Officer and Director
Raul Perez	73	Director
Jose Antonio Barreto	66	Director
Italo Segnini	59	Director

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

Aside from that provided above, Mr. Quintana does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

Committees of the Board

On August 25, 2021, the Board authorized the creation of an Audit Committee. Raul Perez (chair), Italo Segnini and Jose Antonio Barreto were appointed to serve on the Audit Committee.

Each of Messrs Perez, Segnini and Barreto have been determined by the Board to be independent directors within the meaning of NASDAQ Rule 5605. Mr. Perez was identified and designated by the Board as an “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K.

On November 17, 2022, we authorized the creation of a Compensation Committee. The Compensation Committee’s responsibilities, which are discussed in detail in its Charter, include the following:

•	In consultation with our senior management, establish our general compensation philosophy and oversee the development and implementation of our compensation programs;
•	Recommend the base salary, incentive compensation and any other compensation for our Chief Executive Officer to the Board of Directors and review and approve the Chief Executive Officer’s recommendations for the compensation of all other officers of our company and its subsidiary;
•	Administer our incentive and stock-based compensation plans, and discharge the duties imposed on the Compensation Committee by the terms of those plans;
•	Review and approve any severance or termination payments proposed to be made to any current or former officer of our company; and
•	Perform other functions or duties deemed appropriate by the Board of Directors.

The Committee is comprised of, Raul Perez, Jose Antonio Barreto, and Italo Segnini, with Mr. Segnini serving as Chairperson. Each of Messrs. Perez, Barreto and Segnini have been determined by the Board to be an independent director within the meaning of NASDAQ Rule 5605.

On June 12, 2023, our Board of Directors adopted a charter for our newly created Nominating and Governance Committee (the “Committee”). The Committee is responsible for the oversight of our director nominations process, including recommending nominees to the Board of Directors for approval and for the development and maintenance of our corporate governance policies.

Our Board of Directors appointed the following persons to the Committee: Raul Perez, Jose Antonio Barreto and Italo Segnini, with Mr. Barreto serving as Chairperson.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2024.

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

A copy of our Code of Ethics is posted on our website at http://IQSTEL.com/. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Business Conduct and Ethics on our website. The reference to the IQSTEL website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this annual report.

 Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2024 and 2023.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Leandro Iglesias President, CEO and Director	2024 2023	432,000 240,000	— —	— —	— —	— —	432,000 240,000
Alvaro Quintana Treasury, Secretary and Director	2024 2023	324,000 144,000	— —	— —	— —	— —	324,000 144,000
Juan Carlos López Chief Commercial Officer(1)	2024 2023	— 60,000	— —	— —	— —	— —	— 60,000

(1)	On March 1, 2024, Juan Carlos Lopez Silva resigned from his position as Chief Commercial Officer of the Company. Mr. Lopez will formally assume the position of CEO of the IQSTEL subsidiaries, Etelix and SwissLink, a position that he has been holding as interim in recent months. The existing employment agreement Mr. Lopez has with the Company will remain in effect with the change in position.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2025, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Leandro Iglesias	2,095,363	0.9944%
Alvaro Quintana Cardona	1,331,842	0.6320%
Raul Perez	210,000	0.0997%
Jose Antonio Barreto	210,000	0.0997%
Italo Segnini	60,000	0.0285%
All Directors and Executive Officers as a Group (5 persons)	3,907,205	1.8543%

	Series A Preferred Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (3)

Leandro Iglesias	7,000	70.00%
Alvaro Quintana Cardona	3,000	30.00%
Juan Carlos Lopez Silva	—	—
Raul Perez	—	—
Jose Antonio Barreto	—	—
Italo Segnini	—	—
All Directors and Executive Officers as a Group (6 persons)	10,000	100.00%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 210,710,170 voting shares as of March 24, 2025.

(3) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 10,000 voting shares as of March 24, 2025.

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

Due from related party

Due from related party

During the years ended December 31, 2024 and 2023, the Company loaned $89,832 and $192,154 to a related party and collected $33,602 and $79,649, respectively.

As of December 31, 2024 and 2023, the Company had amounts due from related parties of $630,715 and $340,515, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of December 31, 2024 and 2023, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2023	$175,000	$11,800	$0	$0
2024	$240,000	$7,511	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits
Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 2.2	Memorandum of Understanding and Shareholders Agreement dated February 21, 2020(5)
Exhibit 2.3	Memorandum of Understanding and Shareholders Agreement dated February 12, 2020(6)
Exhibit 2.4	Company Purchase Agreement, dated April 1, 2019(11)
Exhibit 2.5	Share Purchase Agreement, dated January 19, 2024(23)
Exhibit 2.6	Purchase Company Agreement, dated May 10, 2024(26)
Exhibit 2.7	Second Amendment to Share Purchase Agreement, dated June 27, 2024(27)
Exhibit 3.1	Articles of Incorporation of the Registrant(2)
Exhibit 3.2	Certificate of Amendment(3)
Exhibit 3.3	Certificate of Amendment(18)
Exhibit 3.4	Certificate of Designation(20)
Exhibit 3.5	Certificate of Designation(21)
Exhibit 3.6	Certificate of Designation(22)
Exhibit 3.7	Amended and Restated Bylaws of the Registrant(19)
Exhibit 4.1	Amendment #2 to the Crown Capital Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #2 to the Auctus Fund Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #1 to the Labrys Fund Note dated February 11, 2020(7)
Exhibit 4.3	Amendment #1 to the Apollo Note dated December 23, 2019(8)
Exhibit 4.4	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.5	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.6	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.7	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.8	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.9	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.10	Amendment #1 to the Crown Capital Note dated December 23, 2019(8)
Exhibit 4.11	Amendment #1 to the Auctus Fund Note dated January 1, 2020(8)
Exhibit 4.12	Senior Secured Convertible Promissory Note to Labrys Fund dated December 3, 2019(9)
Exhibit 4.13	Purchase Company Agreement, dated April 21, 2022(12)
Exhibit 4.14	Purchase Company Agreement, dated May 6, 2022(13)
Exhibit 4.15	Common Stock Purchase Option with Apollo dated April 5, 2022(14)
Exhibit 4.16	Amended Common Stock Purchase Option with Apollo dated September 29, 2022(15)
Exhibit 4.17	Secured Convertible Promissory Note, dated January 24, 2024(23)
Exhibit 4.18	Common Stock Purchase Option, dated February 12, 2024(24)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 10.7	Forbearance Agreement dated December 12, 2019(8)
Exhibit 10.8	Temporary Forbearance Agreement dated December 18, 2019(8)
Exhibit 10.9	Securities Purchase Agreement, dated December 3, 2019(9)
Exhibit 10.10	Employment and Indemnification Agreements with Leandro Iglesias, dated May 2, 2019(10)
Exhibit 10.11	Employment and Indemnification Agreements with Alvaro Quintana, dated May 2, 2019(10)
Exhibit 10.12	Employment and Indemnification Agreements with Juan Carlos Lopez Silva, dated May 2, 2019(10)
Exhibit 10.13	Registration Rights Agreement with ADI Funding dated April 5, 2022(16)
Exhibit 10.14	Securities Purchase Agreement, dated January 24, 2024(23)
Exhibit 10.15	Registration Rights Agreement with M2B Funding Corp., dated January 24, 2024(23)
Exhibit 10.16	Security Agreement, dated January 24, 2024(23)
Exhibit 10.17	Amended and Restated Employment Agreement with Mr. Iglesias, dated February 29, 2024(25)
Exhibit 10.18	Amended and Restated Indemnification Agreement with Mr. Iglesias, dated February 29, 2024(25)
Exhibit 10.19	Amended and Restated Employment Agreement with Mr. Cardona, dated February 29, 2024(25)
Exhibit 10.20	Amended and Restated Indemnification Agreement with Mr. Cardona, dated February 29, 2024(25)
Exhibit 10.21	Memorandum of Understanding, dated October 18, 2024(28)
Exhibit 10.22	Memorandum of Understanding, dated November 1, 2024(29)
Exhibit 14.1	Code of Business Conduct and Ethics(17)
Exhibit 31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL).

Filed herewith**

1.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 28, 2018.
2.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the US Securities and Exchange Commission on August 18, 2011.
3.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.
4.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 30, 2020.
5.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 25, 2020.
6.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 19, 2020.
7.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2020.
8.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 6, 2020.
9.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 11, 2019.
10.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 6, 2019.
11.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 4, 2019.
12	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 26, 2022.
13	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 10, 2022.
14	Incorporated by reference to the Company’s Form S-1/A filed with the US Securities and Exchange Commission on September 22, 2022.
15	Incorporated by reference to the Company’s Form 8-K/A filed with the US Securities and Exchange Commission on October 6, 2022.
16	Incorporated by reference to the Company’s Form S-1/A filed with the US Securities and Exchange Commission on October 11, 2022.
17	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 2, 2022.
18	Incorporated by reference to the Company’s DEF 14C filed with the US Securities and Exchange Commission on May 12, 2020.
19	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 14, 2022.
20	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 8, 2021.
21	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 13, 2020.
22	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 6, 2020.
23	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 25, 2024.
24	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2024.
25	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 4, 2024.
26	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 10, 2024.
27	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on July 2, 2024.
28	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on October 22, 2024.
29	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 4, 2024.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
March 31, 2025

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
March 31, 2025

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	March 31, 2025

By:	/s/ Raul Perez
Raul Perez
Title:	Director
Date:	March 31, 2025

By:	/s/ Jose Antonio Barreto
Jose Antonio Barreto
Title:	Director
Date:	March 31, 2025

By:	/s/ Italo Segnini
Italo Segnini
Title:	Director
Date:	March 31, 2025

