Form 10-Q
period 2025-03-31
iQSTEL Inc
filed 2025-05-15
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 001-42644

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,898,896 common shares as of May 15, 2025

1

2

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited); and
F-4	Consolidated Statements of Stockholder’s Equity for the three months ended March 31, 2025 and 2024 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that can be expected for the full year.

3

IQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$1,085,046	$2,510,357
Accounts receivable, net	21,964,399	57,158,967
Inventory, net	30,658	30,658
Due from related parties	638,177	630,715
Prepaid and other current assets	2,325,519	2,684,349
Total Current Assets	26,043,799	63,015,046

Property and equipment, net	604,303	561,802
Intangible assets, net	7,318,341	7,438,654
Goodwill	6,750,045	6,750,045
Deferred tax assets	243,108	243,108
Other assets	1,060,769	999,083
TOTAL ASSETS	$42,020,365	$79,007,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,840,686	$2,129,241
Accrued and other current liabilities	12,378,975	55,624,784
Due to related parties	26,613	26,613
Loans payable - net of discount of $75,271 and $62,898, respectively	3,537,307	2,455,641
Loans payable - related parties	548,659	720,485
Convertible notes - net of discount of $324,641 and $138,654, respectively	4,947,401	1,864,432
Contingent liability for acquisition of subsidiary	—	1,000,000
Total Current Liabilities	30,279,641	63,821,196

Convertible notes - net of discount of $0 and $210,296, respectively	—	3,011,926
Employee benefits, non-current	184,918	274,353
TOTAL LIABILITIES	30,464,559	67,107,475

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 35,537 shares issued and outstanding	36	36
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 75,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 3,750,000 authorized; $0.001 par value; 2,637,628 and 2,537,209 shares issued and outstanding, respectively	2,638	2,537
Additional paid in capital	40,812,472	39,943,924
Accumulated deficit	(33,930,013)	(32,703,410)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of IQSTEL Inc.	6,859,803	7,217,757
Equity attributable to noncontrolling interests	4,696,003	4,682,506
TOTAL STOCKHOLDERS' EQUITY	11,555,806	11,900,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$42,020,365	$79,007,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues	$57,632,816	$51,414,878
Cost of revenue	55,697,858	50,035,852
Gross profit	1,934,958	1,379,026

Operating expenses
General and administration	2,539,184	1,562,478
Total operating expenses	2,539,184	1,562,478

Operating loss	(604,226)	(183,452)

Other income (expense)
Other income	23,228	71,777
Other expenses	(11,162)	(407)
Interest expense	(531,726)	(365,474)
Loss on settlement of debt	—	(102,660)
Total other expense	(519,660)	(396,764)

Net loss before provision for income taxes	(1,123,886)	(580,216)
Income taxes	(20,575)	—
Net loss	(1,144,461)	(580,216)
Less: Net income attributable to noncontrolling interests	13,497	229,551
Net loss attributed to IQSTEL Inc.	$(1,157,958)	$(809,767)

Comprehensive loss
Net loss	$(1,144,461)	$(580,216)
Total loss	$(1,144,461)	$(580,216)
Less: Comprehensive income attributable to noncontrolling interests	13,497	229,551
Net comprehensive loss attributed to IQSTEL Inc.	$(1,157,958)	$(809,767)

Basic and diluted loss per common share	$(0.44)	$(0.37)

Weighted average number of common shares outstanding - Basic and diluted	2,629,867	2,189,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2024	10,000	$10	35,537	$36	2,537,209	$2,537	$39,943,924	$(32,703,410)	$(25,340)	$7,217,757	$4,682,506	$11,900,263

Common stock issued for compensation	—	—	—	—	1,875	2	32,813	—	—	32,815	—	32,815
Common stock issued for conversion of debt	—	—	—	—	94,981	95	835,739	—	—	835,834	—	835,834
Common stock issued for common stock payable	—	—	—	—	3,563	4	(4)	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	(68,645)	—	(68,645)	—	(68,645)
Net income (loss)	—	—	—	—	—	—	—	(1,157,958)	—	(1,157,958)	13,497	(1,144,461)
Balance - March 31, 2025	10,000	$10	35,537	$36	2,637,628	$2,638	$40,812,472	$(33,930,013)	$(25,340)	$6,859,803	$4,696,003	$11,555,806

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2023	10,000	$10	31,080	$31	2,151,620	$2,152	$34,530,862	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

Common stock issued for compensation	—	—	—	—	1,875	2	31,063	—	—	31,063	—	31,065
Common stock issued for settlement of debt	—	—	—	—	22,125	22	279,638	—	—	279,638	—	279,660
Common stock issued in conjunction with convertible notes	—	—	—	—	44,192	44	597,733	—	—	597,733	—	597,777
Net income (loss)	—	—	—	—	—	—	—	(809,767)	—	(809,767)	229,551	(580,216)
Balance - March 31, 2024	10,000	$10	31,080	$31	2,219,812	$2,220	$35,439,296	$(26,893,900)	$(25,340)	$8,522,317	$(148,159)	$8,374,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,144,461)	$(580,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	32,815	31,065
Bad debt expense	—	725
Depreciation and amortization	126,995	35,161
Amortization of debt discount	186,230	207,742
Loss on settlement of debt	—	102,660
Changes in operating assets and liabilities:
Accounts receivable	45,924,000	2,743,089
Inventory	—	185
Prepaid and other assets	(1,391,098)	(552,204)
Accounts payable	690,057	(556,055)
Accrued and other current liabilities	(46,331,507)	(1,969,040)
Net cash used in operating activities	(1,906,969)	(536,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for acquisitions of subsidiary	—	(1,500,000)
Purchase of property and equipment	(49,183)	(71,662)
Payment of loan receivable - related party	(9,462)	(51,230)
Net cash used in investing activities	(58,645)	(1,622,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	495,000	—
Repayments of loans payable	(9,438)	(8,885)
Repayments of note payable issued for acquisition of subsidiary	(440,000)	—
Repayment of loans payable - related parties	(190,864)	—
Proceeds from convertible notes	987,500	3,722,500
Repayment of convertible notes	(233,249)	(190,932)
Dividend paid to non-controlling interest	(68,645)	—
Net cash provided by financing activities	540,303	3,522,683

Net change in cash	(1,425,311)	1,362,903
Cash, beginning of period	2,510,357	1,362,668
Cash, end of period	$1,085,046	$2,725,571

Supplemental cash flow information
Cash paid for interest	$280,415	$89,578
Cash paid for taxes	$109,870	$—

Non-cash transactions:
Common stock issued for settlement of debt	$—	$279,660
Common stock issued in connection with convertible notes	$—	$597,777
Common stock issued for conversion of debt	$835,833	$—
Note payable issued for acquisition of subsidiary	$1,000,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2025

NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Operations

IQSTEL Inc. (“IQSTEL”, “we”, “us”, or the “Company”) was incorporated under the laws of the State of Nevada on June 24, 2011 under the name of B-Maven Inc. The Company changed its name to PureSnax International, Inc. on September 18, 2015, and more recently it changed its name to IQSTEL Inc. on August 7, 2018.

The Company has been engaged in the business of telecommunication services as a wholesale carrier of voice, SMS and data for other telecom companies around the World with over 603 active interconnection agreements with mobile companies, fixed line companies and other wholesale carriers.

The Company is a technology company with a presence in 20 countries and approximately 100 employees that is offering leading-edge services through its four business divisions.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

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

Reverse stock split

The Company announced a reverse stock split effective on May 2, 2025 (the “Market Effective Date”). The Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-80. All issued and outstanding common stock, options and warrants to purchase common stock and per share amounts contained in this Report have been adjusted retroactively to reflect the change in capital structure for all periods presented.

All share and per share information in these financial statements retroactively reflect this reverse stock split.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at March 31, 2025 and December 31, 2024.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. During the three months ended March 31, 2025 and 2024, the Company recorded bad debt expense of $0 and $725, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted Accounting Standards Codification ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock and convertible notes, and these were excluded from the computation of diluted net loss per share as the result was anti-dilutive for the three months ended March 31, 2025 and 2024.

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

During the three months ended March 31, 2025, we had 19 customers representing 86% of our revenue compared to 8 customers representing 86% of our revenue for the three months ended March 31, 2024. This is a significant improvement in the revenue concentration. For the three months ended March 31, 2025 and 2024, 38% and 47% of revenue, respectively, comes from customers under prepayment conditions, which means there are no credit or bad debt risks on that portion of the customers’ portfolio.

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

Usage charges refer to the fees that customers are billed based on their actual usage of the services. For voice services, this typically means charges are based on the duration of calls made. For SMS (text messaging), it usually means charges per message sent. Other recurring charges are referred to charges for services such as (1) Global DIDs, (2) Global Toll-Free Numbers, (3) PBX (Private Branch Exchange) for small businesses, and (4) SIP Trunking. The provision of these services usually has set-up fees and are offered on a subscription or month-to-month basis.

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

With respect to the specific performance obligations of the Company in its contracts with its customers, our standard service agreement establishes the following:

•	The Company agrees to furnish to Customer, and Customer agrees to purchase from the Company, International Long Distance telecommunication services and/or SMS services at the rates agreed to in writing by the Parties.

•	The Company will provide, operate and maintain communications equipment, international links and network administration and support in the United States and other countries as may be agreed upon.

•	The Company will be responsible for its own expenses and will provide, operate, and maintain transmission facilities required to link its domestic network with the other Party's nearest point of presence (POP).

•	The Company shall provide Customer all required IP network addresses, Domain Name Server (DNS) information and, if necessary, the associated prefixes used to exchange voice traffic as provided on the provisioning form.

•	The Company shall take all appropriate security measures to protect its network from fraudulent traffic coming from unknown or unauthorized sources. Any and all IP and network information received by the Company from Customer for the purposes of this agreement shall be strictly confidential, and disclosed only to those employees or personnel with a need to know.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2024-03 Final Standard on Income Statement: Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial statements.

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

Historically, the Company has relied upon funds from its stockholders, lines of credit, options and secured and unsecured loans from third parties. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon its operations and its stockholders.

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Other receivable	$98,069	$115,685
Prepaid expenses	1,679,432	2,020,288
Advance payment	21,000	21,000
Tax receivable	40,815	42,673
Deposit for acquisition of asset	357,500	356,000
Security deposit	128,703	128,703
	$2,325,519	$2,684,349

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Telecommunication equipment	$709,417	$709,417
Telecommunication software	737,001	690,742
Other equipment	158,859	155,935
Total property and equipment	1,605,277	1,556,094
Accumulated depreciation and amortization	(1,000,974)	(994,292)
Total property and equipment	$604,303	$561,802

Depreciation expense for the three months ended March 31, 2025 and 2024 amounted to $6,682 and $35,161, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at March 31, 2025 and December 31, 2024 consisted of the following:

2025

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	99,592
Interconnection agreements	16 years	7,700,000	(481,251)	7,218,749
		$7,799,592	$(481,251)	$7,318,341

2024

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	$99,592
Interconnection agreements	16 years	7,700,000	(360,938)	7,339,062
		$7,799,592	$(360,938)	$7,438,654

Amortization expense for the three months ended March 31, 2025 and 2024 amounted to $120,313 and $0, respectively.

The following table outlines the estimated future amortization expense as of March 31, 2025:

 Years ending December 31

2025 (9 months remaining)	$360,937
2026	481,250
2027	481,250
2028	481,250
2029	481,250
Thereafter	4,932,812
$7,218,749

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at March 31, 2025 and December 31, 2024 consisted of the following

	March 31,	December 31,
	2025	2024
Accrued liabilities	$818,412	$928,858
Cost provision	10,455,762	53,939,336
Accrued interest	169,752	118,204
Salary payable - management	518,947	420,447
Salary payable and employee benefit	85,536	88,357
Other current liabilities	330,566	129,582
	$12,378,975	$55,624,784

NOTE 8 - LOANS PAYABLE

Loans payable at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,		Interest
	2025	2024	Term	rate
Martus	$103,738	$103,738	Note was issued on October 23, 2018 and due on January 2, 2026	5.0%
Darlene Covid19	70,580	80,019	Note was issued on April 1, 2020 and due on March 31, 2026	0.0%
Promissory note payable	217,391	217,391	Note was issued June 11, 2024 and due on June 11, 2025	2.0%
Promissory note payable - acquisition of QXTEL	850,000	1,275,000	Note was issued April 1, 2024 and due on June 30, 2025	4.9%
Promissory note payable	271,739	271,739	Note was issued July 16, 2024 and due on July 16, 2025	2.0%
Promissory note payable	271,739	271,739	Note was issued July 31, 2024 and due on July 31, 2025	2.0%
Promissory note payable	190,217	190,217	Note was issued September 23, 2024 and due on September 23, 2025	2.0%
Promissory note payable	108,696	108,696	Note was issued October 4, 2024 and due on September 23, 2025	2.0%
Promissory note payable	543,478	—	Note was issued January 15, 2025 and due on January 15, 2026	2.0%
Promissory note payable - acquisition of QXTEL	985,000	—	Note was issued February 3, 2025 and due on September 30, 2025	4.9%
Total	3,612,578	2,518,539
Less: Unamortized debt discount	(75,271)	(62,898)
Total loans payable	3,537,307	2,455,641
Less: Current portion of loans payable	(3,537,307)	(2,455,641)
Long-term loans payable	$—	$—

Loans payable - related parties at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,		Interest
	2025	2024	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0.0%
49% of Shareholder of SwissLink	193,142	219,894	Note is due on demand	5.0%
Minority Shareholder of QXTEL	333,911	478,985	Note is due on October 1, 2025	4.9%
Total	548,659	720,485
Less: Current portion of loans payable - related parties	548,659	720,485
Long-term loans payable - related parties	$—	$—

During the three months ended March 31, 2025 and 2024, the Company borrowed from third parties totaling $543,478 and $0, which includes original issue discount and financing costs of $48,478 and $0 and repaid the principal amount of $449,438 and $8,885, respectively.

During the three months ended March 31, 2025, the Company issued a note payable of $1,000,000 for the earn out payment related to the April 1, 2024 acquisition of a subsidiary.

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $99,675 and $9,053 and recognized amortization of discount, included in interest expense, of $36,105 and $3,750, respectively.

NOTE 9 - CONVERTIBLE LOANS

Convertible loans at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Issued in fiscal year 2024	$4,158,726	$5,225,308
Issued in fiscal year 2025	1,113,316	—
Total convertible notes payable	5,272,042	5,225,308
Less: Unamortized debt discount	(324,641)	(348,950)
Total convertible notes	4,947,401	4,876,358

Less: current portion of convertible notes	4,947,401	1,864,432
Long-term convertible notes	$—	$3,011,926

During the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $245,821 and $139,979 and recognized amortization of discount, included in interest expense, of $150,125 and $203,992, respectively.

Conversion

During the three months ended March 31, 2025, one note holder converted notes with principal amounts of $833,334 and conversion fee of $2,500 into 94,981 shares of common stock.

Issued in fiscal year 2025

During the three months ended March 31, 2025, the Company borrowed amounts from third parties totaling $1,113,316, which includes original issue discount and financing costs of $125,816.

Principal	Issuance	Maturity	Interest	Payment
amount	date	date	rate	schedule
$471,000	February 26, 2025	December 30, 2025	14%	5 payments, one payment of $268,470 and four payments of $67,118, beginning in August 2025
$116,000	February 26, 2025	December 30, 2025	14%	5 payments, one payment of $66,120 and four payments of $16,530, beginning in August 2025
$526,316	March 4, 2025	December 5, 2025	24%	The outstanding balance shall be paid on December 5, 2025

The notes are convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date. Certain notes allow for the conversion price to be a fixed price of $8.80 per share.

Issued in fiscal year 2024

In January 24, 2024, we entered into a securities purchase agreement (the “SPA”) with M2B Funding Corp., a Florida corporation, for it to purchase up to the principal amount of $3,888,889 in secured convertible promissory notes (the “Notes”) for an aggregate purchase price of $3,500,000 (the “Purchase Price”), which Notes are convertible into shares (“Conversion Shares”) of our common stock with an initial conversion price of $8.80 per share. Each noteholder received shares of common stock (“Kicker Shares”) in an amount equal to ten percent of the principal amount of any Note issued divided by $8.80. The Notes are secured by all of our assets under a Security Agreement signed with the SPA.

The initial tranche was executed in January 2024 for $2,222,222 in face value of Notes and 25,253 Kicker Shares, with an original issue discount of $222,222; second and third tranches were executed in March 2024 for $1,111,111 and $555,556, respectively, in face value of Notes and 12,627 and 6,314 Kicker Shares, with an original issue discount of $111,111 and $55,556, respectively. Each one year note bears interest at 18% per annum.

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

In consideration for this extension, the Company issued 8,081 restricted common shares. As a result of the extension, the Company recognized the loss on debt extinguishment of $297,878 as debt extinguishment and debt discount of $61,818 as debt modification during the year ended December 31, 2024.

Additionally, during the year ended December 31, 2024, the Company borrowed amounts from a third party totaling $2,413,707, which includes original issue discount and financing costs of $248,707.

Principal	Issuance	Maturity	Interest	Payment
amount	date	date	rate	schedule
$146,900	March 7, 2024	January 15, 2025	12%	10 payments each in the amount of $16,453 beginning on April 15, 2024
$177,100	March 7, 2024	January 15, 2025	14%	5 payments, one payment of $100,947 and four payments of $25,237, beginning in September 2024
$179,400	July 10, 2024	April 30, 2025	14%	9 payments each in the amount of $22,724 beginning on August 30, 2024
$151,960	September 16, 2024	July 15, 2025	14%	5 payments, one payment of $86,617 and four payments of $21,654, beginning in March 2025
$179,400	October 15, 2024	July 15, 2025	14%	9 payments each in the amount of $22,724 beginning on November 30, 2024
$1,578,947	December 6, 2024	June 4, 2025	24%	Outstanding balance shall be paid on June 4, 2025

The notes are convertible at the option of the holders at any time following an event of default, and the conversion price is 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date. Certain notes allow for the conversion price to be a fixed price of $12.0 per share.

NOTE 10 – STOCK PURCHASE OPTION

On January 14, 2025, the Company issued a Common Stock Purchase Option (the “Option”) to ADI Funding LLC (“ADI Funding”) under a stock purchase agreement for $100,000 that expires on July 14, 2025, for the right to acquire up to 187,500 shares of common stock. The exercise price per share of the common stock under the Option shall be 70% of the VWAP of the common stock during the then 10 Trading Days immediately preceding but not including the date of exercise. The obligation to exercise each specified portion of the Option is subject to the exercise price, being not less than $8.80 per share on the relevant Option exercise date.  As of March 31, 2025, the Company did not receive the $100,000 and the options were not in effect, and the Options had no impact to the accompanying financial statements.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

The Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock at a ratio of 1-for-80, effective on May 2, 2025.

The Company amended its certificate of incorporation to reduce the number of authorized shares of Common Stock that it may issue from 300,000,000 shares to 3,750,000 shares with a par value of $0.001 per share.

During the three months ended March 31, 2025, the Company issued 100,419 shares of common stock, valued at fair market value on issuance as follows:

•       1,875 shares for compensation to our directors valued at $32,815.

•       94,981 shares for conversion of debt of $835,834.

•         3,563 shares for common stock payable value at $82,194.

As of March 31, 2025 and December 31, 2024, 2,637,628 and 2,537,209 shares of common stock were issued and outstanding, respectively.

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

As of March 31, 2025 and December 31, 2024, 10,000 shares of Series A Preferred Stock were issued and outstanding.

Series B Preferred Stock

On November 11, 2020, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series B Preferred Stock, consisting of up 200,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series B Preferred Stock will receive a liquidation preference of $81 per share in any distribution upon winding up, dissolution, or liquidation of the Company before junior security holders, as provided in the designation. Holders of Series B Preferred Stock are entitled to receive as, when, and if declared by the Board of Directors, dividends in kind at an annual rate equal to twenty four percent (24%) of $81 per share for each of the then outstanding shares of Series B Preferred Stock, calculated on the basis of a 360-day year consisting of twelve 30-day months. Holders of Series B Preferred Stock do not have voting rights but may convert into common stock after twelve months from the issuance date, at a conversion rate of twelve point five (12.5) shares of Common Stock for every one (1) share of Series B Preferred Stock. Upon conversion, the shares are subject to a one-year restriction on sales into the market of no more than 5% previous month’s stock liquidity.

As of March 31, 2025 and December 31, 2024, 35,537 shares of Series B Preferred Stock were issued and outstanding.

Series C Preferred Stock

On January 7, 2021, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series C Preferred Stock, consisting of up 200,000 shares, par value $0.001. Under the Certificate of Designation, holders of Series C Preferred Stock will rank junior to the Series B Preferred Stock, but on par with common stock and Series A Preferred Stock in any distribution upon winding up, dissolution, or liquidation of the company, as provided in the designation. The holders of shares of Series C Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series C Preferred Stock do not have voting rights but may convert into common stock after twenty four months from the issuance date, at a conversion rate of twelve point five (12.5) shares of Common Stock for every one (1) share of Series C Preferred Stock. Upon conversion, the shares are subject to a one-year restriction on sales into the market of no more than 5% previous month’s stock liquidity.

The rights of the holders of Series C Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on January 7, 2021.

As of March 31, 2025 and December 31, 2024, no Series C Preferred Stock was issued or outstanding.

Series D Preferred Stock

On November 3, 2023, pursuant to Article III of our Articles of Incorporation, our Board of Directors voted to designate a class of preferred stock entitled Series D Preferred Stock, consisting of up 75,000 shares, par value $0.001. Under the Certificate of Designation, in the event of any dissolution, liquidation or winding up of the Corporation, the Holders of Series D Preferred Stock shall be entitled to participate in any distribution out of the assets of the Corporation before the holders of the Common Stock, Series A Preferred Stock and Series C Preferred Stock, but shall be considered on parity to the liquidation rights of the Series B Preferred Stockholders. The holders of shares of Series D Preferred Stock have no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series D Preferred Stock do not have voting rights but may convert into common stock at a conversion rate of twelve point five (12.5) shares of Common Stock for every one (1) share of Series D Preferred Stock.

The rights of the holders of Series D Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2023.

As of March 31, 2025 and December 31, 2024, no Series D Preferred Stock was issued or outstanding.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from related party

During the three months ended March 31, 2025 and 2024, the Company loaned $9,462 and $51,230 to a related party, respectively.

As of March 31, 2025 and December 31, 2024, the Company had amounts due from related parties of $638,177 and $630,715, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of March 31, 2025 and December 31, 2024, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the three months ended March 31, 2025 and 2024, the Company recorded management salaries of $211,500, and stock-based compensation bonuses of $32,815 and $31,065, respectively.

As of March 31, 2025 and December 31, 2024, the Company recorded and accrued management salaries of $518,947 and $420,447, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the three months ended March 31, 2025 and 2024, the Company incurred rent expense of $6,974 and $7,122, respectively.

NOTE 14 - SEGMENT

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

Operating Activities

The following table shows operating activities information by geographic segment for the three months ended March 31, 2025 and 2024:

Three months ended March 31, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$38,537,798	$1,349,162	$31,154,997	$(13,409,141)	$57,632,816
Cost of revenue	37,688,315	1,080,854	30,325,933	(13,397,244)	55,697,858
Gross profit	849,483	268,308	829,064	(11,897)	1,934,958

Operating expenses
Salaries, Wages and Benefits	439,393	95,449	426,283	(5,966)	955,159
Technology	194,115	94,254	148,154	(10,930)	425,593
Professional Fees	309,049	—	—	—	309,049
Legal and Regulatory	166,438	—	—	—	166,438
Travel and Events	18,505	4,291	67,601	(1,347)	89,050
Public Cost	66,559	—	—	—	66,559
Advertising	210,523	8,357	—	—	218,880
Bank Services and Fees	13,485	(21,499)	29,455	—	21,441
Depreciation and Amortization	6,682	—	—	120,313	126,995
Office, Facility and Other	52,312	4,969	69,021	—	126,302
Insurance	903	—	—	—	903
Stock-based compensation	32,815	—	—	—	32,815
General and administration	1,510,779	185,821	740,514	102,070	2,539,184

Operating income (loss)	(661,296)	82,487	88,550	(113,967)	(604,226)

Other income (expense)	(464,389)	8,602	(6,527)	(57,346)	(519,660)

Income tax expense	—	—	(20,575)	—	(20,575)

Net income (loss)	$(1,125,685)	$91,089	$61,448	$(171,313)	$(1,144,461)

Three months ended March 31, 2024

	USA	Switzerland	Elimination	Total
Revenues	$52,111,257	$1,035,919	$(1,732,298)	$51,414,878
Cost of revenue	50,931,826	836,324	(1,732,298)	50,035,852
Gross profit	1,179,431	199,595	—	1,379,026

Operating expenses
Salaries, Wages and Benefits	336,283	39,143	—	375,426
Technology	162,585	58,878	—	221,463
Professional Fees	449,219	54,353	—	503,572
Legal and Regulatory	30,579	1,585	—	32,164
Travel and Events	26,262	9,474	—	35,736
Public Cost	71,930	—	—	71,930
Advertising	184,740	—	—	184,740
Bank Services and Fees	13,655	6,081	—	19,736
Depreciation and Amortization	6,897	28,264	—	35,161
Office, Facility and Other	41,270	8,692	—	49,962
Insurance	798	—	—	798
Bad Debt Expense	725	—	—	725
Stock-based compensation	31,065	—	—	31,065
General and administration	1,356,008	206,470	—	1,562,478

Operating loss	(176,577)	(6,875)	—	(183,452)

Other income (expense)	(435,483)	38,719	—	(396,764)

Income tax expense	—	—	—	—

Net income (loss)	$(612,060)	$31,844	$—	$(580,216)

Asset Information

The following table shows asset information by geographic segment as of March 31, 2025 and December 31, 2024:

March 31, 2025	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$10,013,446	$1,418,754	$17,379,422	$(2,767,823)	$26,043,799
Non-current assets	$19,534,109	$647,750	$7,979,269	$(12,184,562)	$15,976,566
Liabilities
Current liabilities	$14,306,932	$2,266,209	$16,474,323	$(2,767,823)	$30,279,641
Non-current liabilities	$140	$169,599	$15,319	$—	$185,058

December 31, 2024	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$19,885,086	$8,055,475	$48,182,373	$(13,107,888)	$63,015,046
Non-current assets	$19,447,105	$633,491	$8,096,658	$(12,184,562)	$15,992,692
Liabilities
Current liabilities	$21,386,520	$8,415,705	$47,126,859	$(13,107,888)	$63,821,196
Non-current liabilities	$3,012,066	$169,599	$104,614	$—	$3,286,279

NOTE 15 – SUBSEQUENT EVENTS.

Subsequent to March 31, 2025 and through the date that these financials were made available, the Company had the following subsequent events:

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

The Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock at a ratio of 1-for-80, effective on May 2, 2025. The Company amended its certificate of incorporation to reduce the number of authorized shares of Common Stock that it may issue from 300,000,000 shares to 3,750,000 shares of Common Stock with a par value of $0.001 per share. All share and per share amounts and related stockholders' equity balances presented herein have been retroactively adjusted to reflect the Reverse Stock Split.

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

The information contained on our websites is not incorporated by reference into this quarterly report and should not be considered part of this or any other report filed with the SEC.

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2025 was $57,632,816, compared with $51,414,878 for the three months ended March 31, 2024. These numbers reflect an increase of 12% quarter over quarter on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

Subsidiary	Revenue Three Months Ended March 31, 2025	Revenue Three Months Ended March 31, 2024
Etelix.com USA, LLC	$8,720,701	$18,853,217
SwissLink Carrier AG	1,349,162	1,035,919
QGlobal LLC	660,926	385,927
IoT Labs LLC	24,904,457	24,338,199
Smartbiz	3,478,939	6,672,879
Whisl	772,775	1,861,035
QXTEL	31,154,997	—
Intercompany eliminations	(13,409,141)	(1,732,298)
	$57,632,816	$51,414,878

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and expanding the synergies among our subsidiaries.

We expect that our revenue will continue to grow consistently over the coming quarters providing a projected total of $340 million for the year ending December 31, 2025.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2025 increased to $55,697,858, compared with $50,035,852 for the three months ended March 31, 2024.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

Subsidiary	Cost of Revenue Three Months Ended March 31, 2025	Cost of Revenue Three Months Ended March 31, 2024
Etelix.com USA, LLC	$8,574,584	$18,722,890
SwissLink Carrier AG	1,080,854	836,324
QGlobal LLC	476,330	265,814
IoT Labs LLC	24,809,932	23,796,575
Smartbiz	3,246,341	6,481,828
Whisl	581,128	1,664,719
QXTEL	30,325,933	—
Intercompany eliminations	(13,397,244)	(1,732,298)
	$55,697,858	$50,035,852

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

As can be noticed in the analysis of the Gross Margin in the section below, there is an important increase in the margins of Etelix, Whisl and Smartbiz. This increase in the gross margins of Etelix, Whisl and Smartbiz is related to the lower revenue reported by those subsidiaries. These three subsidiaries eliminated routes and destinations of low margins; while the inclusion of QXTEL compensates for the revenue of those low-margin routes in Etelix, Whisl and Smartbiz.

This portfolio restructuring is the result of the synergies achieved through the commercial and operational integration of all subsidiaries. This can also be noticed in the high volume of intercompany business. We expect this to impact positively the revenues and the margins in the future.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, was $1,934,958 for the three months ended March 31, 2025 compared to $1,379,026 for the three months ended March 31, 2024. This represents an increase of 40% in the gross margin quarter over quarter.

Subsidiary	Gross Margin % Three Months Ended March 31, 2025	Gross Margin % Three Months Ended March 31, 2024
Etelix.com USA, LLC	1.68%	0.69%
SwissLink Carrier AG	19.89%	19.27%
QGlobal LLC	27.93%	31.12%
IoT Labs LLC	0.38%	2.23%
Smartbiz	6.69%	2.86%
Whisl	24.80%	10.55%
QXTEL	2.66%	—

Consolidated Gross Margin % for the three months ended March 31, 2025 was 3.36% compared to 2.68% for the same period of 2024. This represents an increase of 25.37% quarter over quarter.

As mentioned before, this increment in the gross margin is the result of the commercial and operational synergies implemented among all subsidiaries.

Operating Expenses

Operating expenses increased to $2,539,184 for the three months ended March 31, 2025 from $1,562,478 for the three months ended March 31, 2024. The detail by major category is reflected in the table below.

	Three Months Ended March 31,
	2025	2024
Salaries, Wages and Benefits	$955,159	$375,426
Technology	425,593	221,463
Professional Fees	309,049	503,572
Legal and Regulatory	166,438	32,164
Travel and Events	89,051	35,736
Public Cost	66,559	71,930
Advertising	218,880	184,740
Bank Services and Fees	21,440	19,736
Depreciation and Amortization	126,995	35,161
Office, Facility and Other	126,302	49,962
Insurance	903	798
Bad debt expense	—	725
Sub Total	2,506,369	1,531,413
Stock-based compensation	32,815	31,065
Total Operating Expenses	$2,539,184	$1,562,478

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Difference
IQSTEL	749,131	657,410	91,721
Etelix	119,377	68,176	51,201
SwissLink	185,820	206,472	-20,652
ItsBchain	1,190	10,416	-9,226
QGlobal	112,299	109,012	3,287
IoT Labs	68,826	52,522	16,304
Global Money One	243	250	-7
Whisl	98,418	240,048	-141,630
Smartbiz	361,296	218,172	143,124
QXTEL	740,514	—	740,514
Intercompany	102,070	—	102,070
	2,539,184	1,562,478	976,706

The most significant differences are: (1) the increase in technology expenses related to the deployment and upgrade of the Switching platform to allocate all subsidiaries; (2) the increases in other items such as salaries, wages and benefits, or depreciation and amortization, or office, facility and other are the result of the addition of QXTEL to our consolidated financial statements.

We are continually identifying operational synergies among all of our subsidiaries to be more cost efficient. The investment we are currently making in the development of a unique voice and SMS switching platform that will allow us to reduce costs between fifty and sixty thousand dollars per quarter.

Operating Income

The Company showed negative Operating Income for the three months ended March 31, 2025 of $604,226 compared with a negative result of $183,452 for the three months ended March 31, 2024.

Our Telecom Division, which is the one generating revenue at the present time, generated positive Operating Income. The expenses of our Pre-revenue companies are set at the minimum required to finish the development of the product/services prior to market launch.

	Telecom Division	Pre Revenue Subsidiaries	IQSTEL	Consolidated
Revenues	$57,632,816	—	—	$57,632,816
Cost of revenues	55,697,858	—	—	55,697,858
Gross profit	1,934,958	—	—	1,934,958

Operating expenses
General and administration	1,668,305	1,433	869,446	2,539,184
Total operating expenses	1,668,305	1,433	869,646	2,539,184

Operating income/(loss)	$266,653	(1,433)	(869,646)	$(604,226)

Other Expenses/Other Income

We had total other expenses, net of $519,660 for the three months ended March 31, 2025, as compared with other expenses of $396,764 for the same period ended 2024. The other expenses in 2025 are largely due to $531,726 in Interest Expense associated with the financing for the acquisition of QXTEL, which allows us to drive the organic growth of the Company.

Net Loss

We finished the three months ended March 31, 2025 with a net loss of $1,144,461, as compared to a loss of $580,216 during the three months ended March 31, 2024. The net loss as of March 31, 2025 is highly impacted by increased operating expenses and interest expense incurred in the acquisition of QXTEL; however, the increase in the Company's value and the beneficial effects of this acquisition could be observed in the $829,064 of gross profit added to our operations for the three months ended March 31, 2025 which represents 43% of the total consolidated gross profit.

Our Telecom Division, the division presently generating revenue, has a positive operating income when presented separately from the rest of our Company. As we have indicated on several occasions, our strategy is to strengthen our telecommunications division so that it can serve as a lever for the development of new lines of business, such as Fintech and Cybersecurity.

	Telecom Division	Pre-revenue companies	iQSTEL	Consolidated

	Year Ended March 31, 2025	Year Ended March 31, 2025	Year Ended March 31, 2025	Year Ended March 31, 2025
Revenues	$57,632,816	—	—	57,632,816
Cost of revenue	55,697,858	—	—	55,697,858
Gross profit	$1,934,958	—	—	1,934,958

Operating expenses
General and administration	1,668,305	1,433	869,446	2,539,184
Total Operating Expenses	$1,668,305	1,433	869,446	2,539,184

Operating income/(loss)	$266,653	(1,433)	(869,446)	(604,226)

Other income (expense)	1,210	—	(520,870)	(519,660)
Net income (loss) before income taxes	$267,863	(1,433)	(1,390,316)	(1,123,886)
Income taxes	(20,575)	—	—	(20,575)
Net income (loss)	$247,288	(1,433)	(1,390,316)	(1,144,461)

Depreciation and Amortization	126,995	—	—	126,995
Interest expense	10,852	—	520,869	531,721
FX Gains/Losses	31,939	—	(401)	31,538
Stock-based compensation	—	—	32,815	32,815
Other non-recurrent	150,984	—	—	150,984
Taxes	25,548	—	—	25,548
Adjusted EBITDA	593,606	(1,433)	(837,033)	(244,860)

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

•          FX Gains and Losses.

•          Stock-Based Compensation: As a non-cash expense, this adjustment eliminates variability caused by equity-based incentives.

•          Other non-recurrent expenses: Adjusted EBITDA removes one-time, irregular, or non-recurring expenses to reflect the company's sustainable earnings.

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

Liquidity and Capital Resources

As of March 31, 2025, we had total current assets of $26,043,799 and current liabilities of $30,279,641, resulting in a negative working capital of $4,235,842.

Our operating activities used $1,906,969 for the three months ended March 31, 2025 as compared with $536,888 used in operating activities in the three months ended March 31, 2024. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Investing activities used $58,645 for the three months ended March 31, 2025 as compared with $1,622,892 for the three months ended March 31, 2024. Uses of funds in investing activities in 2025 consisted primarily of the purchase of property and equipment. Uses of funds on investing activities in 2024 were primarily the acquisition of QXTEL.

Financing activities provided $540,303 in the three months ended March 31, 2025 compared with $3,522,683 provided in the three months ended March 31, 2024. Our positive financing cash flow in 2025 and 2024 was largely the result of the financing secured to complete the acquisition of QXTEL.

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

We have an outstanding Option with ADI Funding under a stock purchase agreement for $100,000 that expires on July 14, 2025, for the right to acquire up to 187,500 shares of common stock upon an effective registration statement. As of March 31, 2025, the Company did not receive payment of $100,000 and the Option was not in effect, but we anticipate completing the registration statement and receiving the $100,000 from ADI Funding at some point in the near future.

If activated, the exercise price per share of the common stock under the Option shall be 70% of the VWAP of the common stock during the then 10 Trading Days immediately preceding but not including the date of exercise. The obligation to exercise each specified portion of the Option is subject to the exercise price, being not less than $8.80 per share on the relevant Option exercise date.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2025.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

 Off Balance Sheet Arrangements

As of March 31, 2025, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2025. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2024, filed with the SEC on April 1, 2025. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended March 31, 2025, the Company issued 100,419 shares of common stock, valued at fair market value on issuance as follows:

•      1,875 shares for compensation to our directors valued at $32,815;

•      94,981 shares for conversion of debt of $835,834;

•      3,563 shares for common stock payable value at $82,194.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 15, 2025 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

