Form 10-Q
period 2025-06-30
iQSTEL Inc
filed 2025-08-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

(954) 951-8191
(Registrant’s telephone number)
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	IQST	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,607,267 common shares as of August 14, 2025

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (unaudited);
F-3	Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2025 and 2024 (unaudited).
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2025 are not necessarily indicative of the results that can be expected for the full year.

3

IQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$2,038,288	$2,510,357
Accounts receivable, net	30,627,972	57,158,967
Inventory, net	30,658	30,658
Due from related parties	659,338	630,715
Deposit for acquisition	50,000	—
Prepaid and other current assets	2,148,774	2,684,349
Total Current Assets	35,555,030	63,015,046

Property and equipment, net	609,393	561,802
Intangible assets, net	7,198,028	7,438,654
Goodwill	6,750,045	6,750,045
Deferred tax assets	243,108	243,108
Other assets	1,052,894	999,083
TOTAL ASSETS	$51,408,498	$79,007,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,353,772	$2,129,241
Accrued and other current liabilities	20,572,944	55,624,784
Due to related parties	26,613	26,613
Loans payable - net of discount of $183,693 and $62,898, respectively	4,455,875	2,455,641
Loans payable - related parties	352,007	720,485
Convertible notes - net of discount of $22,590 and $138,654, respectively	2,082,673	1,864,432
Contingent liability for acquisition of subsidiary	—	1,000,000
Total Current Liabilities	36,843,884	63,821,196

Convertible notes - net of discount of $0 and $210,296, respectively	—	3,011,926
Employee benefits, non-current	276,614	274,353
TOTAL LIABILITIES	37,120,498	67,107,475

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 42,108 and 35,537 shares issued and outstanding, respectively	42	36
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 75,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Common stock: 3,750,000 authorized; $0.001 par value 3,504,454 and 2,537,209 shares issued and outstanding, respectively	3,505	2,537
Additional paid in capital	45,961,191	39,943,924
Accumulated deficit	(36,405,475)	(32,703,410)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of IQSTEL Inc.	9,533,933	7,217,757
Equity attributable to noncontrolling interests	4,754,067	4,682,506
TOTAL STOCKHOLDERS' EQUITY	14,288,000	11,900,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,408,498	$79,007,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$72,183,236	$78,635,764	$129,816,052	$130,050,642
Cost of revenue	70,311,749	76,472,140	126,009,607	126,507,992
Gross profit	1,871,487	2,163,624	3,806,445	3,542,650

Operating expenses
General and administration	2,527,716	2,505,727	5,066,900	4,068,205
Total operating expenses	2,527,716	2,505,727	5,066,900	4,068,205

Operating loss	(656,229)	(342,103)	(1,260,455)	(525,555)

Other income (expense)
Other income	22,286	55,524	45,514	127,301
Other expenses	(68,584)	(443)	(79,746)	(850)
Interest expense	(459,118)	(496,080)	(990,844)	(861,554)
Change in fair value of derivative liabilities	—	(1,115,510)	—	(1,115,510)
Loss on settlement of debt	(878,592)	—	(878,592)	(102,660)
Loss on settlement of salary payable	(216,981)		(216,981)
Total other expense	(1,600,989)	(1,556,509)	(2,120,649)	(1,953,273)

Net loss before provision for income taxes	(2,257,218)	(1,898,612)	(3,381,104)	(2,478,828)
Income taxes	(91,696)	(65,275)	(112,271)	(65,275)
Net loss	(2,348,914)	(1,963,887)	(3,493,375)	(2,544,103)
Less: Net income attributable to noncontrolling interests	58,064	44,265	71,561	273,816
Net loss attributed to IQSTEL Inc.	$(2,406,978)	$(2,008,152)	$(3,564,936)	$(2,817,919)

Comprehensive loss
Net loss	$(2,348,914)	$(1,963,887)	$(3,493,375)	$(2,544,103)
Total loss	(2,348,914)	$(1,963,887)	$(3,493,375)	$(2,544,103)
Less: Comprehensive income attributable to noncontrolling interests	58,064	44,265	71,561	273,816
Net comprehensive loss attributed to IQSTEL Inc.	$(2,406,978)	$(2,008,152)	$(3,564,936)	$(2,817,919)

Basic and diluted loss per common share	$(0.82)	$(0.90)	$(1.28)	$(1.28)

Weighted average number of common shares outstanding - Basic and diluted	2,952,905	2,230,574	2,792,279	2,209,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2024	10,000	$10	35,537	$36	2,537,209	$2,537	$39,943,924	$(32,703,410)	$(25,340)	$7,217,757	$4,682,506	$11,900,263

Common stock issued for compensation	—	—	—	—	1,875	2	32,813	—	—	32,815	—	32,815
Common stock issued for conversion of debt	—	—	—	—	94,981	95	835,739	—	—	835,834	—	835,834
Common stock issued for common stock payable	—	—	—	—	3,563	4	(4)	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	(68,645)	—	(68,645)	—	(68,645)
Net income (loss)	—	—	—	—	—	—	—	(1,157,958)	—	(1,157,958)	13,497	(1,144,461)
Balance - March 31, 2025	10,000	$10	35,537	$36	2,637,628	$2,638	$40,812,472	$(33,930,013)	$(25,340)	$6,859,803	$4,696,003	$11,555,806

Series B Preferred stock issued for settlement of salary payable	—	—	6,571	6	—	—	848,475	—	—	848,481	—	848,481
Common stock issued for compensation	—	—	—	—	1,875	2	22,381	—	—	22,383	—	22,383
Common stock issued for conversion of debt	—	—	—	—	599,933	600	2,391,470	—	—	2,392,070	—	2,392,070
Common stock issued for settlement of debt	—	—	—	—	264,980	265	1,886,393	—	—	1,886,658	—	1,886,658
Reverse split adjustment	—	—	—	—	38	—	—	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	(68,484)	—	(68,484)	—	(68,484)
Net income (loss)	—	—	—	—	—	—	—	(2,406,978)	—	(2,406,978)	58,064	(2,348,914)
Balance - June 30, 2025	10,000	$10	42,108	$42	3,504,454	$3,505	$45,961,191	$(36,405,475)	$(25,340)	$9,533,933	$4,754,067	$14,288,000

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2023	10,000	$10	31,080	$31	2,151,620	$2,152	$34,530,862	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

Common stock issued for compensation	—	—	—	—	1,875	2	31,063	—	—	31,065	—	31,065
Common stock issued for settlement of debt	—	—	—	—	22,125	22	279,638	—	—	279,660	—	279,660
Common stock issued in conjunction with convertible notes	—	—	—	—	44,192	44	597,733	—	—	597,777	—	597,777
Net income (loss)	—	—	—	—	—	—	—	(809,767)	—	(809,767)	229,551	(580,216)
Balance - March 31, 2024	10,000	$10	31,080	$31	2,219,812	$2,220	$35,439,296	$(26,893,900)	$(25,340)	$8,522,317	$(148,159)	$8,374,158

Common stock issued for compensation	—	—	—	—	1,875	2	46,598	—	—	46,600	—	46,600
Common stock issued for warrant exercises	—	—	—	—	22,778	23	399,977	—	—	400,000	—	400,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	239,323	—	—	239,323	—	239,323
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	475,685	475,685
Net income (loss)	—	—	—	—	—	—	—	(2,008,152)	—	(2,008,152)	44,265	(1,963,887)
Balance - June 30, 2024	10,000	$10	31,080	$31	2,244,465	$2,245	$36,125,194	$(28,902,052)	$(25,340)	$7,200,088	$371,791	$7,571,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,493,375)	$(2,544,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	55,198	77,665
Bad debt expense	4,442	1,801
Depreciation and amortization	288,224	68,939
Amortization of debt discount	343,834	468,797
Change in fair value of derivative liabilities	—	1,115,510
Loss on settlement of debt	878,592	102,660
Loss on settlement of salary payable	216,981	—
Changes in operating assets and liabilities:
Accounts receivable	33,486,603	12,944,081
Inventory	—	185
Prepaid and other assets	(4,552,575)	(500,544)
Accounts payable	1,585,727	(9,519,447)
Accrued and other current liabilities	(30,462,934)	(5,367,232)
Net cash used in operating activities	(1,649,283)	(3,151,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiary, net of cash received	(50,000)	(2,505,121)
Purchase of property and equipment	(95,189)	(103,474)
Payment of loan receivable - related party	(29,462)	(111,602)
Collection of amounts due from related parties	839	—
Net cash used in investing activities	(173,812)	(2,720,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	3,215,000	699,525
Repayments of loans payable	(15,776)	(147,253)
Repayments of note payable issued for acquisition of subsidiary	(1,244,786)	—
Proceeds from loans payable - related parties	—	1,000,000
Repayment of loans payable - related parties	(389,514)	(166,681)
Proceeds from exercise of warrants	—	400,000
Proceeds from stock purchase option	—	100,000
Proceeds from convertible notes	987,500	3,722,500
Repayment of convertible notes	(1,064,269)	(301,647)
Dividends paid to non-controlling interest	(137,129)	—
Net cash provided by financing activities	1,351,026	5,306,444

Net change in cash	(472,069)	(565,441)
Cash, beginning of period	2,510,357	1,362,668
Cash, end of period	$2,038,288	$797,227

Supplemental cash flow information
Cash paid for interest	$386,539	$289,493
Cash paid for taxes	$109,870	$—

Non-cash transactions:
Series B Preferred stock issued for settlement of salary payable	$848,841	$—
Common stock issued for settlement of debt	$1,886,658	$279,660
Common stock issued in connection with convertible notes	$—	$597,777
Common stock issued for conversion of debt	$3,227,903	$—
Common stock issued for stock payable	$4	$—
Resolution of derivative liabilities	$—	$239,323
Note payable issued for acquisition of subsidiary	$1,000,000	$2,000,000
Contingent liability for acquisition of subsidiary	$—	$1,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2025

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

The Telecom Division, which represents the majority of current operations and which also represents the source for all of the Company’s revenues, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions, and international fiber-optic connectivity through its subsidiaries: Etelix.com USA, LLC, SwissLink Carrier AG, Smartbiz Telecom LLC, Whisl Telecom LLC, IoT Labs, LLC, QGlobal SMS, LLC, and QXTEL LIMITED.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at June 30, 2025 and December 31, 2024.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. During the six months ended June 30, 2025 and 2024, the Company recorded bad debt expense of $4,442 and $1,801, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted Accounting Standards Codification ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock and convertible notes, and these were excluded from the computation of diluted net loss per share as the result was anti-dilutive for the six months ended June 30, 2025 and 2024.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, accounts receivable, and related party payables. The Company places its cash and cash equivalents with financial institutions of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Based on the Federal Deposit Insurance Corporation (FDIC) applicable in the United Sates, Switzerland’s deposit protection system (Esisuisse) and the Financial Services Compensation Scheme (FSCS) applicable in the U.K., 49.13% of our cash and cash equivalent are protected by the applicable government insurance limits.

During the six months ended June 30, 2025, we had 25 customers representing 86.05% of our revenue compared to 19 customers representing 86.41% of our revenue for the six months ended June 30, 2024. This is a significant improvement in the revenue concentration. For the six months ended June 30, 2025 and 2024, 41% and 38% of revenue, respectively, comes from customers under prepayment conditions, which means there are no credit or bad debt risks on that portion of the customers’ portfolio.

Approximately 80% of total accounts receivable are concentrated in balances from the Company’s top 30 customers. The largest customer represented 9.36% of the total. This concentration may expose the Company to a medium-to-low level of credit risk, as most of these customers are bilateral, meaning they also have accounts payable with the Company.

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

Under ASC 606, voice and SMS termination services typically qualify for over time recognition because the customer receives and consumes the benefits as the entity performs

•	Each call or message is terminated in real time.
•	The customer cannot "stockpile" the service — it's consumed instantly.
•	The service is indivisible and recurring, with no alternative use.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Other receivable	$110,070	$115,685
Prepaid expenses	1,453,912	2,020,288
Advance payment	21,000	21,000
Tax receivable	77,589	42,673
Deposit for acquisition of asset	357,500	356,000
Security deposit	128,703	128,703
	$2,148,774	$2,684,349

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Telecommunication equipment	$709,417	$709,417
Telecommunication software	784,425	690,742
Other equipment	157,441	155,935
Total property and equipment	1,651,283	1,556,094
Accumulated depreciation and amortization	(1,041,890)	(994,292)
Total property and equipment	$609,393	$561,802

Depreciation expense for the six months ended June 30, 2025 and 2024 amounted to $47,598 and $68,939, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at June 30, 2025 and December 31, 2024 consisted of the following:

2025
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	$99,592
Interconnection agreements	16 years	7,700,000	(601,564)	7,098,436
		$7,799,592	$(601,564)	$7,198,028

2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	$99,592
Interconnection agreements	16 years	7,700,000	(360,938)	7,339,062
		$7,799,592	$(360,938)	$7,438,654

Amortization expense for the six months ended June 30, 2025 and 2024 amounted to $240,626 and $0, respectively.

The following table outlines the estimated future amortization expense as of June 30, 2025:

 Years ending December 31

2025 (6 months remaining)	$240,624
2026	481,250
2027	481,250
2028	481,250
2029	481,250
Thereafter	4,932,812
$7,098,436

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at June 30, 2025 and December 31, 2024 consisted of the following

	June 30,	December 31,
	2025	2024
Accrued liabilities	$1,329,285	$928,858
Cost provision	18,442,141	53,939,336
Accrued interest	219,844	118,204
Salary payable - management	172,946	420,447
Salary payable and employee benefit	81,449	88,357
Other current liabilities	327,279	129,582
	$20,572,944	$55,624,784

NOTE 8 - LOANS PAYABLE

Loans payable at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,		Interest
	2025	2024	Term	rate
Martus	$97,401	$103,738	Note was issued on October 23, 2018 and due on January 2, 2026	5.0%
Darlene Covid19	70,579	80,019	Note was issued on April 1, 2020 and due on March 31, 2026	0.0%
Promissory note payable	—	217,391	Note was issued June 11, 2024 and due on June 11, 2025	2.0%
Promissory note payable - acquisition of QXTEL	212,500	1,275,000	Note was issued April 1, 2024 and due on June 30, 2025	4.9%
Promissory note payable	—	271,739	Note was issued July 16, 2024 and due on July 16, 2025	2.0%
Promissory note payable	—	271,739	Note was issued July 31, 2024 and due on July 31, 2025	2.0%
Promissory note payable	—	190,217	Note was issued September 23, 2024 and due on September 23, 2025	2.0%
Promissory note payable	—	108,696	Note was issued October 4, 2024 and due on September 23, 2025	2.0%
Promissory note payable	543,478	—	Note was issued January 15, 2025 and due on January 15, 2026	2.0%
Promissory note payable - acquisition of QXTEL	817,714	—	Note was issued February 3, 2025 and due on September 30, 2025	4.9%
Promissory note payable	269,474	—	Note was issued April 24, 2025 and due on December 5, 2025	24.0%
Promissory note payable	269,474	—	Note was issued May 9, 2025 and due on December 20, 2025	24.0%
Promissory note payable	269,474	—	Note was issued May 27, 2025 and due on January 7, 2026	24.0%
Promissory note payable	526,316	—	Note was issued June 5, 2025 and due on January 16, 2026	24.0%
Promissory note payable	768,421	—	Note was issued June 9, 2025 and due on January 20, 2026	24.0%
Promissory note payable	794,737	—	Note was issued June 27, 2025 and due on February 7, 2026	24.0%
Total	4,639,568	2,518,539
Less: Unamortized debt discount	(183,693)	(62,898)
Total loans payable	4,455,875	2,455,641
Less: Current portion of loans payable	(4,455,875)	(2,455,641)
Long-term loans payable	$—	$—

Loans payable - related parties at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,		Interest
	2025	2024	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0.0%
49% of Shareholder of SwissLink	163,712	237,841	Note is due on demand	5.0%
Minority Shareholder of QXTEL	166,689	461,038	Note is due on October 1, 2025	4.9%
Total	352,007	720,485
Less: Current portion of loans payable - related parties	352,007	720,485
Long-term loans payable - related parties	$—	$—

During the six months ended June 30, 2025 and 2024, the Company borrowed from third parties totaling $3,215,000 and $699,525, which includes original issue discount and financing costs of $226,374 and $0 and repaid the principal amount of $1,260,562 and $147,253, respectively.

During the six months ended June 30, 2025, the Company issued a note payable of $1,000,000 for the earn out payment related to the April 1, 2024 acquisition of a subsidiary.

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $169,502 and $47,665 and recognized amortization of discount, included in interest expense, of $77,883 and $68,519, respectively.

During the six months ended June 30, 2025, the Company settled the principal amount and accrued interest of notes payable issued in June through October 2024 by issuing 264,980 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $801,255.

During the six months ended June 30, 2024, the Company settled the principal amount and accrued interest of a note payable issued in April 2023 by issuing 22,125 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $102,660.

NOTE 9 - CONVERTIBLE LOANS

Convertible loans at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Issued in fiscal year 2024	$1,578,947	$5,225,308
Issued in fiscal year 2025	526,316	—
Total convertible notes payable	2,105,263	5,225,308
Less: Unamortized debt discount	(22,590)	(348,950)
Total convertible notes	2,082,673	4,876,358

Less: current portion of convertible notes	2,082,673	1,864,432
Long-term convertible notes	$—	$3,011,926

During the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $477,508 and $345,092 and recognized amortization of discount, included in interest expense, of $265,951 and $400,278, respectively.

Conversion

During the six months ended June 30, 2025, one note holder converted notes with principal amounts of $3,222,222, debt discount of $127,652, accrued interest of $125,834 and conversion fee of $7,500 into 694,914 shares of common stock.

Settlement

During the six months ended June 30, 2025, the Company settled the principal amount of convertible notes of $671,870, debt discount of $58,573 and accrued interest of $34,366 issued in June 2024 through February 2025 to two notes holders by paying cash of $725,000. As a result, the Company recorded a loss on settlement of debt of $77,337.

Issued in fiscal year 2025

During the six months ended June 30, 2025, the Company borrowed amounts from third parties totaling $1,113,316, which includes original issue discount and financing costs of $125,816.

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

NOTE 10 – STOCK PURCHASE OPTION

On January 14, 2025, the Company issued a Common Stock Purchase Option (the “Option”) to ADI Funding LLC (“ADI Funding”) under a stock purchase agreement for $100,000 that expired on July 14, 2025, for the right to acquire up to 187,500 shares of common stock. The exercise price per share of the common stock under the Option shall be 70% of the VWAP of the common stock during the then 10 Trading Days immediately preceding but not including the date of exercise. The obligation to exercise each specified portion of the Option is subject to the exercise price, being not less than $8.80 per share on the relevant Option exercise date.  As of June 30, 2025, the Company did not receive the $100,000 and the options were not in effect, and the Options had no impact to the accompanying financial statements. On July 14, 2025, the stock purchase agreement was terminated.

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

During the six months ended June 30, 2025, the Company issued 967,245 shares of common stock, valued at fair market value on issuance as follows:

•      3,750 shares for compensation to our directors valued at $55,198.

•      694,914 shares for conversion of debt of $3,227,904.

•      264,980 shares for settlement of debt of $1,886,658

•      3,563 shares for common stock payable value at $82,194.

•      38 shares for reverse stock split adjustment

As of June 30, 2025 and December 31, 2024, 3,504,454 and 2,537,209 shares of common stock were issued and outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

During the six months ended June 30, 2025, the Company issued 6,571 shares of Series B Preferred Stock to settle salary payable for our CEO and CFO of $631,500. As a result, the Company recorded a loss on settlement of salary payable of $216,981.

As of June 30, 2025 and December 31, 2024, 42,108 and 35,537 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

As of June 30, 2025 and December 31, 2024, no Series C Preferred Stock was issued or outstanding.

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

As of June 30, 2025 and December 31, 2024, no Series D Preferred Stock was issued or outstanding.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from related party

During the six months ended June 30, 2025 and 2024, the Company loaned $29,462 and $111,602 and collected $839 and $0, respectively to a related party.

As of June 30, 2025 and December 31, 2024, the Company had amounts due from related parties of $659,338 and $630,715, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

As of June 30, 2025 and December 31, 2024, the Company had amounts due to related parties of $26,613. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

On June 23, 2025, the board of directors of the Company approved amended employment agreements in favor of its Chief Executive Officer, Leandro Iglesias, and its Chief Financial Officer, Alvaro Quintana Cardona.

In case the monthly remuneration is not set in full on time , the amended agreements provide that Messrs. Iglesias and Quintana  may convert their accrued salary/bonus into shares of common stock or Series B Preferred Stock of the Company. For common stock, the number of shares issuable is determined by considering the average price per share of common stock on the Nasdaq Capital Market  during the last 10 days and applying a discount of 25% and then dividing the accrued salary by the average price per share. For Series B Preferred stock, the number of shares issuable is determined by considering the discounted average price per share of common stock on the Nasdaq Capital Market during the last 10 days, dividing the accrued salary by the discounted average price per share, and then dividing that number of shares by 12.5.

During the six months ended June 30, 2025, the Company issued 6,571 shares of Series B Preferred Stock to settle salary payable for our CEO and CFO of $631,500. As a result, the Company recorded a loss on settlement of salary payable of $216,981.

During the six months ended June 30, 2025 and 2024, the Company recorded management salaries of $549,000 and $423,000, and stock-based compensation bonuses of $55,198 and $77,665, respectively.

As of June 30, 2025 and December 31, 2024, the Company recorded and accrued management salaries of $172,946 and $420,447, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the six months ended June 30, 2025 and 2024, the Company incurred rent expense of $14,324 and $14,028, respectively.

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

Operating Activities

The following table shows operating activities information by geographic segment for the three and six months ended June 30, 2025 and 2024:

Three months ended June 30, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$39,752,753	$9,239,899	$35,115,087	$(11,924,503)	$72,183,236
Cost of revenue	38,993,391	9,047,464	33,984,659	(11,713,765)	70,311,749
Gross profit	759,362	192,435	1,130,428	(210,738)	1,871,487

Operating expenses
Salaries, wages and benefits	544,843	100,237	466,871	(72)	1,111,879
Technology	222,368	100,599	147,431	(203,483)	266,915
Professional fees	236,207	17,577	—	—	253,784
Legal and regulatory	24,821	10,197	—	—	35,018
Travel and events	42,560	3,708	60,377	(13,184)	93,461
Public cost	52,291	—	—	—	52,291
Advertising	426,744	(8,357)	—	—	418,387
Bank services and fees	11,057	(14,776)	17,543	—	13,824
Depreciation and amortization	6,681	34,235	—	120,313	161,229
Office, facility and other	20,906	5,345	71,389	—	97,640
Insurance	903	—	—	—	903
Stock-based compensation	22,385	—	—	—	22,385
General and administration	1,611,766	248,765	763,611	(96,426)	2,527,716

Operating income (loss)	(852,404)	(56,330)	366,817	(114,312)	(656,229)

Other income (expense)	(1,529,016)	4,730	(6,549)	(70,154)	(1,600,989)

Income tax expense	—	—	(91,696)	—	(91,696)

Net income (loss)	$(2,381,420)	$(51,600)	$268,572	$(184,466)	$(2,348,914)

Three months ended June 30, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$46,933,532	$1,026,797	$31,474,055	$(798,620)	$78,635,764
Cost of revenue	45,956,484	883,919	30,430,357	(798,620)	76,472,140
Gross profit	977,048	142,878	1,043,698	—	2,163,624

Operating expenses
Salaries, wages and benefits	303,870	39,134	425,260	—	768,264
Technology	172,739	48,795	99,143	—	320,677
Professional fees	504,052	56,423	—	—	560,475
Legal and regulatory	105,034	160	14,282	—	119,476
Travel and events	32,742	8,347	20,664	—	61,753
Public cost	13,448	—	—	—	13,448
Advertising	317,257	—	—	—	317,257
Bank services and fees	17,342	49,073	35,415	—	101,830
Depreciation and amortization	6,682	27,096	—	—	33,778
Office, facility and other	81,109	8,047	51,015	—	140,171
Insurance	798	—	20,124	—	20,922
Bad debt expense	1,076	—	—	—	1,076
Stock-based compensation	46,600	—	—	—	46,600
General and administration	1,602,749	237,075	665,903	—	2,505,727

Operating income (loss)	(625,701)	(94,197)	377,795	—	(342,103)

Other income (expense)	(1,597,506)	47,525	(6,528)	—	(1,556,509)

Income tax expense	—	—	(65,275)	—	(65,275)

Net income (loss)	$(2,223,207)	$(46,672)	$305,992	$—	$(1,963,887)

Six months ended June 30, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$78,290,551	$10,589,061	$66,270,084	$(25,333,644)	$129,816,052
Cost of revenue	76,681,706	10,128,318	64,310,592	(25,111,009)	126,009,607
Gross profit	1,608,845	460,743	1,959,492	(222,635)	3,806,445

Operating expenses
Salaries, wages and benefits	984,236	195,686	893,154	(6,038)	2,067,038
Technology	416,484	194,853	295,585	(214,413)	692,509
Professional fees	545,257	17,577	—	—	562,834
Legal and regulatory	191,259	10,197	—	—	201,456
Travel and events	61,065	7,999	127,978	(14,531)	182,511
Public cost	118,850	—	—	—	118,850
Advertising	637,267	—	—	—	637,267
Bank services and fees	24,542	(36,275)	46,998	—	35,265
Depreciation and amortization	13,363	34,235	—	240,626	288,224
Office, facility and other	68,776	10,314	140,410	—	219,500
Insurance	1,806	—	—	—	1,806
Bad debt expense	4,442	—	—	—	4,442
Stock-based compensation	55,198	—	—	—	55,198
General and administration	3,122,545	434,586	1,504,125	5,644	5,066,900

Operating income (loss)	(1,513,700)	26,157	455,367	(228,279)	(1,260,455)

Other income (expense)	(1,993,405)	13,332	(13,076)	(127,500)	(2,120,649)

Income tax expense	—	—	(112,271)	—	(112,271)

Net income (loss)	$(3,507,105)	$39,489	$330,020	$(355,779)	$(3,493,375)

Six months ended June 30, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$99,044,789	$2,062,716	$31,474,055	$(2,530,918)	$130,050,642
Cost of revenue	96,888,310	1,720,243	30,430,357	(2,530,918)	126,507,992
Gross profit	2,156,479	342,473	1,043,698	—	3,542,650

Operating expenses
Salaries, wages and benefits	640,153	78,277	425,260	—	1,143,690
Technology	335,324	107,673	99,143	—	542,140
Professional fees	953,271	110,776	—	—	1,064,047
Legal and regulatory	135,613	1,745	14,282	—	151,640
Travel and events	59,004	17,821	20,664	—	97,489
Public cost	85,378	—	—	—	85,378
Advertising	501,997	—	—	—	501,997
Bank services and fees	30,997	55,154	35,415	—	121,566
Depreciation and amortization	13,579	55,360	—	—	68,939
Office, facility and other	122,379	16,739	51,015	—	190,133
Insurance	1,596	—	20,124	—	21,720
Bad debt expense	1,801	—	—	—	1,801
Stock-based compensation	77,665	—	—	—	77,665
General and administration	2,958,757	443,545	665,903	—	4,068,205

Operating income (loss)	(802,278)	(101,072)	377,795	—	(525,555)

Other income (expense)	(2,032,989)	86,244	(6,528)	—	(1,953,273)

Income tax expense	—	—	(65,275)	—	(65,275)

Net income (loss)	$(2,835,267)	$(14,828)	$305,992	$—	$(2,544,103)

Asset Information

The following table shows asset information by geographic segment as of June 30, 2025 and December 31, 2024:

June 30, 2025	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$11,805,321	$5,367,596	$24,890,505	$(6,508,392)	$35,555,030
Non-current assets	$19,519,553	$628,939	$7,889,538	$(12,184,562)	$15,853,468
Liabilities
Current liabilities	$13,303,731	$6,247,839	$23,800,707	$(6,508,393)	$36,843,884
Non-current liabilities	$—	$169,599	$107,015	$—	$276,614

December 31, 2024	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$19,885,086	$8,055,475	$48,182,373	$(13,107,888)	$63,015,046
Non-current assets	$19,447,105	$633,491	$8,096,658	$(12,184,562)	$15,992,692
Liabilities
Current liabilities	$21,386,520	$8,415,705	$47,126,859	$(13,107,888)	$63,821,196
Non-current liabilities	$3,012,066	$169,599	$104,614	$—	$3,286,279

NOTE 15 – SUBSEQUENT EVENTS.

Subsequent to June 30, 2025 and through the date that these financials were made available, the Company had the following subsequent events:

On March 10, 2025, the Company signed a non-binding memorandum of understanding (“ASII MOU”) with Accredited Solutions, Inc. (“ASII”) to set forth the preliminary terms and mutual understanding between the parties regarding the Company’s potential sale of its 75% equity interest in ItsBchain, LLC (the “Subsidiary”) to ASII, subject to the negotiation and execution of a definitive Purchase Agreement. The parties initially agreed to execute the Purchase Agreement no later than June 1, 2025 but on July 31, 2025, the parties agreed to extend the ASII MOU expiration date to September 30, 2025.

On May 29, 2025, the Company entered into a Unit Purchase Agreement (the “Agreement”) with Craig Span (the “Seller”) and Globetopper, LLC, a Delaware limited liability company (the “Globetopper”), pursuant to which the Company agreed to acquire fifty-one percent (51%) of the membership interests of Globetopper (the “Transferred Membership Interest”) from the Seller.

Pursuant to the Agreement, the Company will acquire the Transferred Membership Interests of Globetopper for a total purchase price consisting of $700,000, payable as follows: $50,000 upon execution of the Agreement; $50,000 in cash on the Closing Date; $50,000 in cash 30 days after the Closing Date, secured by a promissory note and pledge agreement; $50,000 in cash 60 days after the Closing Date, secured by a promissory note and pledge agreement; $500,000 in restricted common shares of the Company, calculated at a 20% discount to the volume weighted average price (VWAP) during the five days preceding the Closing Date.

Additional payments based on Globetopper’s EBITDA growth, payable in common shares of the Company at a 20% discount to the greater of the VWAP during the five days following the applicable period or preceding the payment date, will be payable as follows:

•	September 30, 2026: 50% of the positive difference between EBITDA at acquisition and EBITDA 12 months post-Closing.

•	September 30, 2027: 50% of the positive difference between EBITDA 12 months and 24 months post-Closing.

The closing is expected to occur on or before July 1, 2025, subject to the satisfaction of customary closing conditions, including due diligence and the accuracy of representations and warranties. Either party may terminate the Agreement if the closing does not occur by July 10, 2025.

The Company will invest up to $1,200,000 in Globetopper over 24 months post-Closing in monthly installments of $50,000, subject to the achievement of specified quarterly financial targets.

The Seller will remain as Chief Executive Officer of Globetopper for at least two years post-Closing, with a reasonable salary and benefits to be agreed upon.

The operating agreement of Globetopper was amended to reflect a new board of directors consisting of three members, with the Company designating two members and the Seller designating one, with decisions made by majority vote.

Both parties agreed to mutual indemnification for breaches of representations, warranties, or covenants, with the Seller’s indemnification liability capped at 10% of the purchase price received.

On July 3, 2025, the Company executed two separate Debt Exchange Agreements (collectively, the “Exchange Agreements”) with M2B Funding Corp. and ADI Funding LLC (collectively, the “Creditors”). Pursuant to the Exchange Agreements, the Company exchanged an aggregate of $3,546,136 in outstanding debt of the Creditors, consisting of principal and accrued but unpaid interest on certain promissory notes, for a total of 37,110 shares of the Company’s newly amended Series D Preferred Stock.

The number of shares of Series D Preferred issued to each Creditor was determined by dividing the respective debt amount by the lowest End-of-Day Volume-Weighted Average Price (EOD VWAP) of the Company’s common stock for the 10 trading days prior to July 3, 2025, less a 20% discount, divided by 12.5.

The Company has agreed to file a resale registration statement for the common stock underlying the Series D Preferred Stock within 45 days of July 3, 2025, on a best-efforts basis, pursuant to registration rights agreements with the Creditors.

On July 7, 2025, the Company filed a First Amended and Restated Certificate of Designation for the Series D Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada to amend and restate the terms of its Series D Preferred Stock, originally established on November 3, 2023, increasing the authorized shares from 75,000 to 100,000 and revising the terms as described below. The amended terms govern the 37,110 shares issued to the Creditors and include the following key provisions:

•	Dividend Rights: 12% cumulative dividend, payable as, when, and if declared by the Board of Directors, calculated on a 360-day year, accruing from the date of issuance and ceasing the day prior to conversion, with pro rata dividends for partial-year holdings.

•	Conversion Rights: Following three months from the issuance date, the Series D Preferred Stock is convertible into common stock at a rate of 12.5 shares of common stock per share, subject to adjustment for stock splits, dividends, or reorganizations, removing the prior requirement for conversion only upon a note default.

•	Redemption Provisions: Optional redemption by the Company at 105% of the price paid by the holder, upon not more than three trading days’ notice.

•	Liquidation Preference: Senior to common stock, Series A Preferred Stock, and Series C Preferred Stock, and on parity with Series B Preferred Stock, in any liquidation, dissolution, or winding up of the Company.

•	Voting Rights: No voting rights, except as required by law or for amendments to the Certificate of Designation or Articles of Incorporation that would alter the Series D Preferred Stock’s rights.

•	Leak-Out Restriction: After three months, conversions to common stock and sales are limited to 10% of the average daily trading volume of the Company’s common stock per holder.

On August 7, 2025, the Company entered into a non-binding Memorandum of Understanding (the “MOU”) with Cycurion Inc. (“Cycurion”), a Delaware corporation trading on Nasdaq under the ticker CYCU. The MOU outlines the mutual intention of the parties to explore a potential stock exchange transaction and expand their strategic partnership in AI-powered cybersecurity services and other high-tech initiatives targeting the global telecom industry.

Under the terms of the MOU, subject to satisfactory due diligence, internal approvals, and regulatory compliance, the parties intend to consider a structure whereby each party would issue $1,000,000 worth of its common stock to the other party. The number of shares would be calculated based on the lower of (i) the Nasdaq Official Closing Price on the trading day immediately preceding the signing of a binding agreement or (ii) the average Nasdaq Official Closing Price over the five trading days immediately preceding such signing.

Additionally, subject to board and regulatory approvals, each party intends to distribute up to 50% of the shares received in the exchange to its shareholders as a stock dividend. The parties also plan to continue collaborating on AI-powered cybersecurity services and explore deeper commercial relationships, including joint ventures, shared research and development, and potential structural integrations.

The MOU provides for a 60-day exploration period from the effective date, during which the parties will conduct reviews, negotiate in good faith, and assess feasibility for a definitive agreement. This period may be extended by mutual consent. The MOU is non-binding, except for provisions related to confidentiality, its non-binding nature, and governing law (Nevada law), and does not obligate either party to proceed unless a definitive agreement is executed.

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

Methods of Valuation

We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: Adjusted EBITDA and gross revenue.

The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined under the SEC rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s core operating performance and provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating these non-GAAP financial measures are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP, and are thus susceptible to varying calculations, the non-GAAP financial measures, as presented, may not be comparable to other similarly-titled measures of other companies.

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Adjusted EBITDA excludes, in addition to non-operational expenses like interest expenses, taxes, depreciation and amortization; items that we believe are not indicative of our operating performance, such as:

▪  Change in Fair Value of Derivative Liabilities: These adjustments reflect unrealized gains or losses that are non-operational and subject to market volatility.

▪  Loss on Settlement of Debt: This represents non-recurring expenses associated with specific financing activities and does not impact ongoing business operations.

▪  Stock-Based Compensation: As a non-cash expense, this adjustment eliminates variability caused by equity-based incentives.

The Company believes Adjusted EBITDA offers a clearer view of the cash-generating potential of its business, excluding non-recurring, non-cash, and non-operational impacts. Management believes that Adjusted EBITDA is useful in evaluating the Company's operating performance compared to that of other companies in its industry because the calculation of Adjusted EBITDA generally eliminates the effects of financing, income taxes, non-cash and certain other items that may vary for different companies for reasons unrelated to overall operating performance and also believes this information is useful to investors.

Gross revenue, which equals revenue before intercompany eliminations, represents a key performance metric that management uses to measure the scale of the Company’s operations, monitor revenue trends across reporting segments, and evaluate the effectiveness of sales and marketing initiatives on a consolidated basis prior to the impact of intercompany transactions.

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2025 was $72,183,236, compared with $78,635,764 for the three months ended June 30, 2024. These numbers reflect a decrease of 8.21% quarter over quarter on our consolidated revenues. Our total revenue reported for the six months ended June 30, 2025 was $129,816,052, compared with $130,050,642 for the six months ended June 30, 2024; which reflect a decrease of 0.18%.

When looking at the numbers by companies, we have the following breakout for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

	Revenue for the Three Months Ended June 30,		Revenue for the Six Months Ended June 30,
Company	2025	2024	2025	2024
IQSTEL Inc	$101,511	$—	$101,511	$—
Etelix.com USA, LLC	6,749,575	14,489,696	15,470,276	33,342,913
SwissLink Carrier AG	9,239,899	1,026,797	10,589,061	2,062,716
QGlobal LLC	363,455	443,149	1,024,381	829,076
IoT Labs LLC	28,810,175	24,448,290	53,714,632	48,786,489
Smartbiz Telecom	3,252,005	6,503,434	6,730,944	13,176,313
Whisl Telecom	476,032	1,048,963	1,248,807	2,909,998
QXTEL Limited	35,115,087	31,474,055	66,270,084	31,474,055
	$84,107,739	$79,434,384	$155,149,696	$132,581,560
Intercompany eliminations	(11,924,503)	(798,620)	(25,333,644)	(2,530,918)
	$72,183,236	$78,635,764	$129,816,052	$130,050,642

For the three months ended June 30, 2025, we recorded an increase of 6% in gross revenues (revenue before intercompany eliminations) compared to the same period in 2024. See Methods of Valuation for a discussion of gross revenue.

Similarly, for the six months period ended June 30, 2025, gross revenues increased by 17% year-over-year. However, due to a higher volume of intercompany transactions during both periods, net consolidated revenue (revenue after eliminations) was lower compared to the prior year.

These intercompany transactions are part of our strategy to optimize operations across subsidiaries by leveraging more efficient routing alternatives for our voice and SMS services, cost reductions, and improved service delivery. This synergy among our entities strengthens our position in the market and contributes to enhanced gross margin results.

The organic growth during the three and six months ended June 30, 2025 was 100% of the total revenue for those periods. This reflects the solid foundation of our revenue and the growth capacity the Company has with its current operations.

We consider organic growth the revenues reported by our existing subsidiaries once fully integrated to our operations. These subsidiaries include Etelix, SwissLink, QGlobal, IoT Labs, Smartbiz, Whisl and QXTEL.

Cost of Revenue

Our total cost of revenue for the three months ended June 30, 2025 decreased to $70,311,749, compared with $76,472,140 for the three months ended June 30, 2024. Our total cost of revenue for the six months ended June 30, 2025 decreased to $126,009,607, compared with $126,507,992 for the six months ended June 30, 2024.

When looking at the numbers by subsidiary, we have the following breakout for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024:

	Cost of Revenue for the Three Months Ended June		Cost of Revenue for the Six Months Ended June
Subsidiary	2025	2024	2025	2024
Etelix.com USA, LLC	$6,585,223	$14,339,403	$15,159,807	$33,062,293
SwissLink Carrier AG	9,047,464	883,919	10,128,318	1,720,243
QGlobal LLC	227,441	315,568	703,771	581,382
IoT Labs LLC	28,722,826	24,230,045	53,532,758	48,026,620
Smartbiz Telecom	3,068,131	6,246,094	6,314,472	12,727,922
Whisl Telecom	389,770	825,374	970,898	2,490,093
QXTEL Limited	33,984,659	30,430,357	64,310,592	30,430,357
	$82,025,514	$77,270,760	$151,120,616	$129,038,910
Intercompany eliminations	(11,713,765)	(798,620)	(25,111,009)	(2,530,918)
	$70,311,749	$76,472,140	$126,009,607	$126,507,992

Our cost of revenue consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in vendor’s network.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above, as each additional unit sold (minutes and SMS) has its corresponding termination cost.

In this sense, the inclusion of QXTEL in the consolidation process, along with the restructuring of the portfolio among subsidiaries, reflects the synergies derived from the commercial and operational integration of all group companies. This integration has resulted in a significant volume of intercompany transactions, which are part of our strategic approach to optimizing routing and cost efficiency. We expect this to positively impact revenues and margins in the future.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, was $3,806,445 for the six months ended June 30, 2025 compared to $3,542,650 for six three months ended June 30, 2024, reflecting an increase of 7.45% quarter over quarter

	Gross Margin % Three Months Ended June 30,		Gross Margin % Six Months Ended June 30,
Subsidiary	2025	2024	2025	2024
IQSTEL Inc	0%	—	0%	—
Etelix.com USA, LLC	2.43%	1.04%	2.01%	0.84%
SwissLink Carrier AG	2.08%	13.91%	4.35%	16.60%
QGlobal LLC	37.42%	28.79%	31.30%	29.88%
IoT Labs LLC	0.30%	0.89%	0.34%	1.56%
Smartbiz Telecom	5.65%	3.96%	6.19%	3.40%
Whisl Telecom	18.12%	21.32%	22.25%	14.43%
QXTEL Limited	3.22%	3.32%	2.96%	3.32%

The Consolidated Percentage of Gross Margin for the six months ended June 30, 2025 was 2.93%, which represents an increase of 7.64% compared to the six months ended June 30, 2024.

For the six months ended June 30, 2025, gross profit increased by 7.45% compared to the same period in 2024. This growth is the result of commercial and operational synergies achieved through intercompany collaboration. We expect this trend to strengthen as we continue aligning internal operations and leveraging our integrated service portfolio.

Operating Expenses

Operating expenses, which consist solely of general and administrative costs, increased slightly by 0.94% for the three months ended June 30, 2025, compared to the same period in 2024. For the six months ended June 30, 2025, general and administrative expenses rose to $5,066,900 from $4,068,205 reported in the same period of 2024, reflecting a 24.55% increase. A detailed breakdown by major category for the three and six months ended June 30, 2025 and 2024 is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Salaries, wages and benefits	$1,111,879	$768,264	$2,067,038	$1,143,692
Technology	266,915	320,677	692,509	542,140
Professional fees	253,784	560,475	562,834	1,064,047
Legal and regulatory	35,018	119,476	201,456	151,639
Travel and events	93,461	61,753	182,511	97,489
Public cost	52,291	13,448	118,850	85,378
Advertising	418,387	317,257	637,267	501,997
Bank services and fees	13,824	101,830	35,265	121,566
Depreciation and amortization	161,229	33,778	288,224	68,939
Office, facility and other	97,640	140,171	219,500	190,132
Insurance	903	20,922	1,806	21,720
Bad debt expense	—	1,076	4,442	1,801
	2,505,331	2,459,127	5,011,702	3,990,540
Stock-based compensation	22,385	46,600	55,198	77,665
Total Operating Expense	$2,527,716	$2,505,727	$5,066,900	$4,068,205

When looking at the numbers by subsidiary, we have the following breakout for the six months ended June 30, 2025 compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Difference
IQSTEL Inc	$2,092,660	$1,420,141	$672,519
Etelix.com USA, LLC	130,954	182,516	-51,562
SwissLink Carrier AG	423,884	443,546	-19,662
Itsbchain	1,384	14,384	-13,000
QGlobal LLC	170,780	262,845	-92,065
IoT Labs LLC	137,998	134,718	3,280
Global Money One	486	400	86
Smartbiz Telecom	539,017	461,282	77,735
Whisl Telecom	150,611	482,470	-331,859
QXTEL Limited	1,419,126	665,903	753,223
	$5,066,900	$4,068,205	$998,695

The most significant differences are: (1) the increase in technology expenses related to the deployment and upgrade of the Switching platform to allocate all subsidiaries; (2) the increases in other items such as salaries, wages and benefits; depreciation and amortization; and office, facility and other are largely the result of the addition of QXTEL to our consolidated financial statements.

For the six months ended June 30, 2024, QXTEL consolidated only the expenses incurred between April and June 2024. In contrast, for the same period in 2025, expenses from January through June were included. This difference in the reporting periods explains the 113% increase in general and administrative expenses compared to the prior year.

We are continually identifying operational synergies among all of our subsidiaries to be more cost efficient. The investment we are currently making in the development of a unique voice and SMS switching platform that will allow us to reduce costs between fifty and sixty thousand dollars per quarter.

Operating Income/Loss

For the three months ended June 30, 2025, the Company reported an operating loss of $656,229, representing a significant increase compared to the operating loss of $342,103 for the same period in 2024. Similarly, for the six months ended June 30, 2025, the operating loss widened to $1,260,455, up from $525,555 reported during the corresponding period in the prior year. These results reflect an overall rise in operating expenses, largely associated with ongoing investments in development and growth initiatives.

Our Telecom Division, currently the primary source of revenue for the Company, continued to generate positive Operating Income. Meanwhile, our pre-revenue companies are operating with minimal expenses, focused solely on completing product and service development prior to their market launch.

A comparison of the tables below highlights the significant progress of our Telecom Division, as evidenced by the increase in revenue, gross profit, and operating income for both the three- and six-month periods ended June 30, 2025. As we have previously stated, our strategy remains centered on strengthening the telecommunications segment to serve as a growth engine for the development and expansion of new business lines.

	Telecom Division		Pre-revenue companies		IQSTEL		Consolidated
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues	72,081,725	129,714,541	—	—	101,511	101,511	72,183,236	129,816,052
Cost of revenue	70,311,749	126,009,607	—	—	—	—	70,311,749	126,009,607
Gross profit	1,769,976	3,704,934	—	—	101,511	101,511	1,871,487	3,806,445

Operating expenses
General and administration	1,304,065	2,972,370	437	1,870	1,223,214	2,092,660	2,527,716	5,066,900
Total Operating Expenses	1,304,065	2,972,370	437	1,870	1,223,214	2,092,660	2,527,716	5,066,900

Operating income/(loss)	465,911	732,564	(437)	(1,870)	(1,121,703)	(1,991,149)	(656,229)	(1,260,455)

	Telecom Division		Pre-revenue companies		IQSTEL		Consolidated
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	78,635,764	130,050,642	—	—	—	—	78,635,764	130,050,642
Cost of revenue	76,472,140	126,507,992	—	—	—	—	76,472,140	126,507,992
Gross profit	2,163,624	3,542,650	—	—	—	—	2,163,624	3,542,650

Operating expenses
General and administration	1,738,878	2,633,280	4,118	14,784	762,731	1,420,141	2,505,727	4,068,205
Total Operating Expenses	1,738,878	2,633,280	4,118	14,784	762,731	1,420,141	2,505,727	4,068,205

Operating income/(loss)	424,746	909,370	(4,118)	(14,784)	(762,731)	(1,420,141)	(342,103)	(525,555)

Other Expenses/Other Income

We had other expenses of $1,600,989 for the three months ended June 30, 2025, as compared with other expenses of $1,556,509 for the same period ended 2024. We had other expenses of $2,120,649 for the six months ended June 30, 2025, as compared with other expenses of $1,953,273 for the same period ended 2024. The increase in other expenses for the six months ended June 30, 2025 is mainly due to the change in the loss on settlement of debt, and increased interest expenses incurred.

Net Loss

We finished the three months ended June 30, 2025 with a loss of $2,348,914, as compared to a loss of $1,963,887 during the three months ended June 30, 2024. We finished the six months ended June 30, 2025 with a loss of $3,493,375, as compared to a loss of $2,544,103 during the six months ended June 30, 2024.

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

	Telecom Division		Pre-revenue companies		IQSTEL		Consolidated
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues	72,081,725	129,714,541	—	—	101,511	101,511	72,183,236	129,816,052
Cost of revenue	70,311,749	126,009,607	—	—	—	—	70,311,749	126,009,607
Gross profit	1,769,976	3,704,934	—	—	101,511	101,511	1,871,487	3,806,445

Operating expenses
General and administration	1,304,065	2,972,370	437	1,870	1,223,214	2,092,660	2,527,716	5,066,900
Total Operating Expenses	1,304,065	2,972,370	437	1,870	1,223,214	2,092,660	2,527,716	5,066,900

Operating income/(loss)	465,911	732,564	(437)	(1,870)	(1,121,703)	(1,991,149)	(656,229)	(1,260,455)

Other income (expense)	(52,894)	(51,684)	—	—	(1,548,095)	(2,068,965)	(1,600,989)	(2,120,649)
Net income (loss) before income taxes	413,017	680,880	(437)	(1,870)	(2,669,798)	(4,060,114)	(2,257,218)	(3,381,104)
Income taxes	(91,696)	(112,271)	—	—	—	—	(91,696)	(112,271)
Net income (loss)	321,321	568,609	(437)	(1,870)	(2,669,798)	(4,060,114)	(2,348,914)	(3,493,375)

Depreciation and amortization	161,229	288,224	—	—	—	—	161,229	288,224
Interest expense	6,569	17,421	—	—	452,523	973,392	459,092	990,813
FX Gains/Losses	(65,230)	(33,291)	—	—	(596)	(997)	(65,825)	(34,287)
Loss on settlement of debt	—	—	—	—	878,592	878,592	878,592	878,592
Loss on settlement of salary payable	—	—	—	—	216,981	216,981	216,981	216,981
Stock-based compensation	—	—	—	—	22,385	55,198	22,385	55,200
Other non recurring costs	(10,000)	140,984	—	—	—	—	—	140,984
Taxes	98,819	124,367	—	—	—	—	98,819	124,367
Adjusted EBITDA	512,708	1,106,314	(437)	(1,870)	(1,099,913)	(1,936,948)	(577,642)	(832,502)

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

Liquidity and Capital Resources

As of June 30, 2025, we had total current assets of $35,555,030 and current liabilities of $36,843,884, resulting in a negative working capital of $1,288,854.

Our operating activities used $1,649,283 in the six months ended June 30, 2025 as compared with $3,151,688 used in operating activities in the six months ended June 30, 2024. Our negative operating cash flow for both periods is a result of our net loss and changes in operating assets and liabilities which varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Despite a larger net loss, operating cash burn decreased due to working capital changes, especially receivables and payables.

Investing activities used $173,812 for the six months ended June 30, 2025 compared to $2,720,197 used during the same period of year 2024. Investing outflows dropped sharply, indicating a pause in our M&A campaign.

Financing activities provided $1,351,026 in the six months ended June 30, 2025 compared with $5,306,444 provided in the six months ended June 30, 2024. Financing inflows dropped significantly, indicating a reduced reliance on equity and convertible debt.

These figures show an improved operating cash flow despite net losses and strategic use of equity for debt settlement.

The Company is shifting from aggressive expansion in 2024 with the acquisition of QXTEL to consolidation and cash preservation in these first six months of 2025, with a heavy reliance on working capital management and non-cash financing tools. The Company’s debt repayments suggest a maturing capital structure.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2025.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2025; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of June 30, 2025, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2025. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 in reliance on Section 4(a)(2) of the Securities Act, and/or Regulation D promulgated thereunder.

During the six months ended June 30, 2025, the Company issued 967,245 shares of common stock, valued at fair market value on issuance as follows:

•    3,750 shares for compensation to our directors valued at $55,198.

•    694,914 shares for conversion of debt of $3,227,904.

•    264,980 shares for settlement of debt of $1,886,658

•    3,563 shares for common stock payable value at $82,194.

•    38 shares for reverse stock split adjustment

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 14, 2025 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

