Form 10-Q
period 2025-09-30
iQSTEL Inc
filed 2025-11-14
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

[  ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,299,375 common shares as of November 14, 2025

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (unaudited);
F-3	Consolidated Statements of Stockholder’s Equity for nine months ended September 30, 2025 and 2024 (unaudited).
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2025 are not necessarily indicative of the results that can be expected for the full year.

3

IQSTEL INC

Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	December 31, 2024
ASSETS
Current Assets
Cash	$2,259,432	$2,510,357
Accounts receivable, net	23,979,191	57,158,967
Inventory	30,658	30,658
Due from related parties	668,177	630,715
Prepaid and other current assets	2,900,271	2,684,349
Total Current Assets	29,837,729	63,015,046

Property and equipment, net	670,642	561,802
Intangible assets, net	7,077,715	7,438,654
Goodwill	7,958,601	6,750,045
Deferred tax assets	243,108	243,108
Other assets	1,098,405	999,083
TOTAL ASSETS	$46,886,200	$79,007,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,942,825	$2,129,241
Accrued and other current liabilities	15,009,370	55,624,784
Contract liabilities	887,408	—
Due to related parties	65,829	26,613
Loans payable - net of discount of $105,323 and $62,898, respectively	2,674,548	2,455,641
Loans payable - related parties	211,050	720,485
Convertible notes - net of discount of $7,671 and $138,654, respectively	1,166,471	1,864,432
Contingent liability for acquisition of subsidiary	285,175	1,000,000
Stock payable for acquisition of subsidiary	500,000	—
Total Current Liabilities	28,742,676	63,821,196

Convertible notes - net of discount of $0 and $210,296	—	3,011,926
Loans payable, non-current	34,118	—
Employee benefits, non-current	256,130	274,353
TOTAL LIABILITIES	29,032,924	67,107,475

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 42,108 and 35,537 shares issued and outstanding, respectively	42	36
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 100,000 designated; $0.001 par value, 37,110 and 0 shares issued and outstanding, respectively	37	—
Common stock: 26,000,000 and 3,750,000 authorized; $0.001 par value 3,832,470 and 2,537,209 shares issued and outstanding, respectively	3,833	2,537
Additional paid in capital	52,140,091	39,943,924
Accumulated deficit	(38,945,805)	(32,703,410)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of IQSTEL Inc.	13,172,868	7,217,757
Equity attributable to noncontrolling interests	4,680,408	4,682,506
TOTAL STOCKHOLDERS' EQUITY	17,853,276	11,900,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,886,200	$79,007,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$102,867,553	$54,249,614	$232,683,605	$184,346,412
Cost of revenue	100,126,838	52,229,695	226,136,445	178,737,687
Gross profit	2,740,715	2,019,919	6,547,160	5,608,725

Operating expenses
General and administration	3,299,798	2,076,472	8,366,698	6,144,677
Total operating expenses	3,299,798	2,076,472	8,366,698	6,144,677

Operating loss	(559,083)	(56,553)	(1,819,538)	(535,952)

Other income (expense)
Other income	48,739	7,006	94,253	88,151
Other expenses	(55,058)	(5,770)	(134,804)	(6,620)
Interest expense	(342,659)	(672,266)	(1,333,503)	(1,533,820)
Change in fair value of derivative liabilities	—	51,721	—	(1,063,789)
Loss on settlement of debt	(1,345,889)	(27,537)	(2,224,481)	(130,197)
Loss on settlement of salary payable	—	—	(216,981)	—
Total other expense	(1,694,867)	(646,846)	(3,815,516)	(2,646,275)

Net loss before provision for income taxes	(2,253,950)	(703,399)	(5,635,054)	(3,182,227)
Income taxes	(71,919)	(69,605)	(184,190)	(134,880)
Net loss	(2,325,869)	(773,004)	(5,819,244)	(3,317,107)
Less: Net income attributable to noncontrolling interests	140,961	150,784	212,522	424,600
Net loss attributed to IQSTEL Inc.	$(2,466,830)	$(923,788)	$(6,031,766)	$(3,741,707)

Comprehensive loss
Net loss	$(2,325,869)	$(773,004)	$(5,819,244)	$(3,317,107)
Total loss	(2,325,869)	$(773,004)	$(5,819,244)	$(3,317,107)
Less: Comprehensive income attributable to noncontrolling interests	140,961	150,784	212,522	424,600
Net comprehensive loss attributed to IQSTEL Inc.	$(2,466,830)	$(923,788)	$(6,031,766)	$(3,741,707)

Basic and diluted loss per common share	$(0.68)	$(0.40)	$(1.97)	$(1.67)

Weighted average number of common shares outstanding - Basic and diluted	3,635,616	2,303,557	3,076,480	2,241,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2024	10,000	$10	35,537	$36	—	$—	2,537,209	$2,537	$39,943,924	$(32,703,410)	$(25,340)	$7,217,757	$4,682,506	$11,900,263

Common stock issued for compensation	—	—	—	—	—	—	1,875	2	32,813	—	—	32,815	—	32,815
Common stock issued for conversion of debt	—	—	—	—	—	—	94,981	95	835,739	—	—	835,834	—	835,834
Common stock issued for common stock payable	—	—	—	—	—	—	3,563	4	(4)	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	(68,645)	—	(68,645)	—	(68,645)
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,157,958)	—	(1,157,958)	13,497	(1,144,461)
Balance - March 31, 2025	10,000	$10	35,537	$36	—	$—	2,637,628	$2,638	$40,812,472	$(33,930,013)	$(25,340)	$6,859,803	$4,696,003	$11,555,806

Series B Preferred stock issued for settlement of salary payable	—	—	6,571	6	—	—	—	—	848,475		—	848,481	—	848,481
Common stock issued for compensation	—	—	—	—	—	—	1,875	2	22,381	—	—	22,383	—	22,383
Common stock issued for conversion of debt	—	—	—	—	—	—	599,933	600	2,391,470	—	—	2,392,070	—	2,392,070
Common stock issued for settlement of debt	—	—	—	—	—	—	264,980	265	1,886,393	—	—	1,886,658	—	1,886,658
Reverse split adjustment	—	—	—	—	—	—	38	—	—	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	(68,484)	—	(68,484)	—	(68,484)
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,406,978)	—	(2,406,978)	58,064	(2,348,914)
Balance - June 30, 2025	10,000	$10	42,108	$42	—	$—	3,504,454	$3,505	$45,961,191	$(36,405,475)	$(25,340)	$9,533,933	$4,754,067	$14,288,000

Series D Preferred stock issued for settlement of debt	—	—	—	—	37,110	37	—	—	4,708,295	—	—	4,708,332	—	4,708,332
Common stock issued for conversion of debt	—	—	—	—	—	—	293,741	294	1,231,494	—	—	1,231,788	—	1,231,788
Common stock issued for compensation	—	—	—	—	—	—	1,875	2	15,943	—	—	15,945	—	15,945
Common stock issued for service	—	—	—	—	—	—	32,400	32	223,168	—	—	223,200	—	223,200
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	(73,500)	—	(73,500)	—	(73,500)
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(214,620)	(214,620)
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,466,830)	—	(2,466,830)	140,961	(2,325,869)
Balance - September 30, 2025	10,000	$10	42,108	$42	37,110	$37	3,832,470	$3,833	$52,140,091	$(38,945,805)	$(25,340)	$13,172,868	$4,680,408	$17,853,276

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2023	10,000	$10	31,080	31	2,151,620	$2,152	$34,530,862	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

Common stock issued for compensation	—	—	—	—	1,875	2	31,063	—	—	31,065	—	31,065
Common stock issued for settlement of debt	—	—	—	—	22,125	22	279,638	—	—	279,660	—	279,660
Common stock issued in conjunction with convertible notes	—	—	—	—	44,192	44	597,733	—	—	597,777	—	597,777
Net income (loss)	—	—	—	—	—	—	—	(809,767)	—	(809,767)	229,551	(580,216)
Balance - March 31, 2024	10,000	$10	31,080	31	2,219,812	$2,220	$35,439,296	$(26,893,900)	$(25,340)	$8,522,317	$(148,159)	$8,374,158

Common stock issued for compensation	—	—	—	—	1,875	2	46,598	—	—	46,600	—	46,600
Common stock issued for warrant exercises	—	—	—	—	22,778	23	399,977	—	—	400,000	—	400,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	239,323	—	—	239,323	—	239,323
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	475,685	475,685
Net income (loss)	—	—	—	—	—	—	—	(2,008,152)	—	(2,008,152)	44,265	(1,963,887)
Balance - June 30, 2024	10,000	$10	31,080	31	2,244,465	$2,245	$36,125,194	$(28,902,052)	$(25,340)	$7,200,088	$371,791	$7,571,879

Common stock issued for conversion of debt	—	—	—	—	38,305	38	337,045	—	—	337,083	—	337,083
Common stock issued for compensation	—	—	—	—	1,875	2	31,818	—	—	31,820	—	31,820
Common stock issued for warrant exercises	—	—	—	—	42,563	43	174,957	—	—	175,000	—	175,000
Common stock payable	—	—	—	—	—	—	100,000	—	—	100,000	—	100,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	646,520	—	—	646,520	—	646,520
Net income (loss)	—	—	—	—	—	—	—	(923,788)	—	(923,788)	150,784	(773,004)
Balance - September 30, 2024	10,000	$10	31,080	31	2,327,208	$2,328	$37,415,534	$(29,825,840)	$(25,340)	$7,566,723	$522,575	$8,089,298

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,819,244)	$(3,317,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	294,343	109,485
Bad debt expense	4,536	1,801
Depreciation and amortization	450,142	104,061
Amortization of debt discount	385,721	856,922
Change in fair value of derivative liabilities	—	1,063,789
Loss on settlement of debt	2,224,481	130,197
Loss on settlement of salary payable	216,981	—
Changes in operating assets and liabilities:
Accounts receivable	44,188,082	11,789,409
Inventory	—	(3,537)
Prepaid and other assets	(130,466)	(434,217)
Accounts payable	416,773	(8,331,945)
Accrued and other current liabilities	(44,833,669)	(4,495,509)
Net cash used in operating activities	(2,602,320)	(2,526,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiary, net of cash received of $129,531 and $769,879, respectively	(70,469)	(2,730,121)
Purchase of property and equipment	(111,400)	(134,016)
Payment of loan receivable - related party	(37,462)	(119,832)
Collection of amounts due from related parties	—	33,602
Net cash used in investing activities	(219,331)	(2,950,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	5,465,000	2,011,100
Repayments of loans payable	(28,214)	(669,121)
Repayments of note payable issued for acquisition of subsidiary	(2,048,190)	—
Proceeds from loans payable - related parties	—	1,000,000
Repayment of loans payable - related parties	(530,471)	(333,378)
Proceeds from common stock payable	—	100,000
Proceeds from exercise of warrants	—	575,000
Proceeds from stock purchase option	—	100,000
Proceeds from convertible notes	987,500	3,997,500
Repayment of convertible notes	(1,064,269)	(541,612)
Dividend paid to non-controlling interest	(210,630)	—
Net cash provided by financing activities	2,570,726	6,239,489

Effect of exchange rate changes on cash	—	—

Net change in cash	(250,925)	762,471
Cash, beginning of period	2,510,357	1,362,668
Cash, end of period	$2,259,432	$2,125,139

Supplemental cash flow information
Cash paid for interest	$342,976	$480,431
Cash paid for taxes	$202,274	$—

Non-cash transactions:
Series B Preferred stock issued for settlement of salary payable	$848,480	$—
Series D Preferred stock issued for settlement of debt	$4,708,332	$—
Common stock issued for settlement of debt	$1,886,658	$279,660
Common stock issued in connection with convertible notes	$—	$597,777
Common stock issued for conversion of debt	$4,459,692	$337,083
Cashless warrant exercised	$—	$1,815
Common stock issued for common stock payable	$4	$—
Resolution of derivative liabilities	$—	$885,843
Note payable issued for acquisition of subsidiary	$1,100,000	$2,000,000
Contingent liability for acquisition of subsidiary	$285,175	$1,000,000
Stock payable for acquisition of subsidiary	$500,000	$—
Purchase of vehicle with financing loan and a related party advance	$86,643	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

September 30, 2025

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

The Telecom Division, which represents the majority of current operations and which also represents 94% of all of the Company’s revenues, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions, and international fiber-optic connectivity through its subsidiaries: Etelix.com USA, LLC, SwissLink Carrier AG, Smartbiz Telecom LLC, Whisl Telecom LLC, IoT Labs, LLC, QGlobal SMS, LLC, and QXTEL LIMITED.

Also under the Telecom Division, the Company’s developing Blockchain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through its subsidiary, ItsBchain, LLC.

The Company’s developing Fintech Business Line offers a complete Fintech ecosystem MasterCard Debit Card, US Bank Account (No SSN Needed), Mobile App/Wallet (Remittances, Mobile Top Up). The Company’s Fintech subsidiary, Global Money One Inc., is to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home. Additionally, Globetopper LLC (www.globetopper.com) our most recent acquisitions, plays a strategic role in supporting the expansion and integration of our business divisions. Through its operations, the Company continues to strengthen its global presence and enhance the synergy in Fintech segments through its solution for gift card programs, currently representing 6% of our revenues for the nine months ended September 30, 2025.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

Consolidation Policy

The consolidated financial statements of the Company include the accounts of the Company and its owned subsidiaries, Etelix.com USA, LLC (“Etelix”), SwissLink Carrier AG (“Swisslink”), ITSBCHAIN, LLC (“ItsBchain”), QGLOBAL SMS, LLC (“QGlobal”), IoT Labs, LLC (“IoT Labs”), Global Money One Inc (“Global Money One”), Whisl Telecom LLC (“Whisl”), Smartbiz Telecom LLC (“Smartbiz”), QXTEL LIMITED (“QXTEL”) and Globetopper LLC (“Globetopper”). All significant intercompany balances and transactions have been eliminated in consolidation.

Business Combinations

In accordance with Accounting Standards Codification (ASC) 805-10, “Business Combinations”, the Company accounts for all business combinations using the acquisition method of accounting. Under this method, assets and liabilities, including any remaining non-controlling interests, are recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets acquired, net of liabilities assumed and non-controlling interests is recognized as goodwill. Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. Results of operations of the acquired entity are included in the Company’s results from the date of the acquisition onward and include amortization expense arising from acquired tangible and intangible assets.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at September 30, 2025 and December 31, 2024.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. During the nine months ended September 30, 2025 and 2024, the Company recorded bad debt expense of $4,536 and $1,801, respectively.

Net Income (Loss) Per Share of Common Stock

The Company has adopted Accounting Standards Codification ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock and convertible notes, and these were excluded from the computation of diluted net loss per share as the result was anti-dilutive for the three and nine months ended September 30, 2025 and 2024.

The following represents a reconciliation of the numerators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2025 and 2024:

Net loss attributed to common stockholders of IQSTEL Inc.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss attributed to IQSTEL Inc.	$(2,466,830)	$(923,788)	$(6,031,766)	$(3,741,707)
Undeclared divided on Series D Preferred Stock	(13,916)	—	(13,916)	—
Net loss attributed to common stockholders of IQSTEL Inc.	$(2,480,746)	$(923,788)	$(6,045,682)	$(3,741,707)

Weighted average number of common shares outstanding - Basic and diluted	3,635,616	2,303,557	3,076,480	2,241,409

Basic and diluted loss per common share	$(0.68)	$(0.40)	$(1.97)	$(1.67)

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, accounts receivable, and related party payables. The Company places its cash and cash equivalents with financial institutions of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Based on the Federal Deposit Insurance Corporation (FDIC) applicable in the United Sates, Switzerland’s deposit protection system (Esisuisse) and the Financial Services Compensation Scheme (FSCS) applicable in the U.K., 47.21% of our cash and cash equivalent are protected by the applicable government insurance limits.

During the nine months ended September 30, 2025, we had 31 customers representing 87.4% of our revenue compared to 22 customers representing 87.7% of our revenue for the nine months ended September 30, 2024. This is a significant improvement in the revenue concentration. For the nine months ended September 30, 2025 and 2024, 37.6% and 38.3% of revenue, respectively, comes from customers under prepayment conditions, which means there are no credit or bad debt risks on that portion of the customers’ portfolio.

Approximately 80% of total accounts receivable are concentrated in balances from the Company’s top 25 customers as of September 30, 2025 compared to the same percentage concentrated in 11 companies as of December 31, 2024. The largest customer as of September 30, 2025 represented 8.75% of the total compared to 40.39% as of December 31, 2024. This concentration may expose the Company to a medium-to-low level of credit risk, as most of these customers are bilateral, meaning they also have accounts payable with the Company.

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

In the case of the services provided by Globetopper, the Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers." Under this standard, revenue is recognized when control of the promised goods or services is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled.

The Company’s primary performance obligation is the transfer of digital prepaid products to customers upon purchase. Revenue is recognized at a point in time when the digital prepaid products are made available to the customer, as this is when the customer obtains control and can benefit from the use of the products. The Company has evaluated additional services, including API integration and technical support, and determined that these services are not distinct performance obligations. These services are highly interdependent and integrated with the primary obligation to deliver digital prepaid products. As such, revenue recognition for these services is bundled with the primary performance obligation and recognized at the same point in time.

The transaction price is determined based on the pricing appendix provided to customers at the time of contract signing, with the Company reserving the right to adjust prices with a three-day notice. Since the Company has only one primary performance obligation, there is no allocation of the transaction price across multiple obligations.

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

Step 2 Identify the performance obligations

Performance obligations are identified in the customer agreement, and any subsequent amendments stated in per minute, time and message usage criteria; and digital prepaid products. The Company considers each service a single performance obligation, including instances where the Company provides a series of services that are substantially the same and have the same pattern of transfer.

Step 3 Determine the transaction price

The transaction price is determined at contract inception and is subsequently reviewed periodically to reflect applicable rate amendments, trends in regulatory, market conditions and usage of service and products by a customer. The transaction price excludes amounts collected on behalf of third parties such as sales taxes and regulatory fees.

Step 4 Allocate the transaction price to the performance obligations	The transaction price is allocated to each performance obligation based on the standalone contractual selling price of the time measured service, net of any related discount.
Step 5 Recognize revenue when the entity satisfies a performance obligation	The Company recognizes revenues from contracts with customers when control of the usage of the services and digital prepaid products has been transferred to the customer, as recorded and measured by the Company's internal information systems. Revenues are recognized at the probable amount of consideration expected in exchange for transferring control of usage.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Other receivable	$228,169	$115,685
Prepaid expenses	2,111,006	2,020,288
Advance payment	21,000	21,000
Tax receivable	53,893	42,673
Deposit for acquisition of asset	357,500	356,000
Security deposit	128,703	128,703
	$2,900,271	$2,684,349

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Telecommunication equipment	$709,417	$709,417
Telecommunication software	800,247	690,742
Vehicle	86,643	—
Other equipment	157,831	155,935
Total property and equipment	1,754,138	1,556,094
Accumulated depreciation and amortization	(1,083,496)	(994,292)
Total property and equipment	$670,642	$561,802

Depreciation expense for the nine months ended September 30, 2025 and 2024 amounted to $89,204 and $104,061, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at September 30, 2025 and December 31, 2024 consisted of the following:

2025
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	99,592
Interconnection agreements	16 years	7,700,000	(721,877)	6,978,123
		$7,799,592	$(721,877)	$7,077,715

2024
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	99,592
Interconnection agreements	16 years	7,700,000	(360,938)	7,339,062
		$7,799,592	$(360,938)	$7,438,654

Amortization expense for the nine months ended September 30, 2025 and 2024 amounted to $360,938 and $0, respectively.

The following table outlines the estimated future amortization expense as of September 30, 2025:

2025 (3 months remaining)	$120,312
2026	481,250
2027	481,250
2028	481,250
2029	481,250
Thereafter	4,932,811
$6,978,123

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at September 30, 2025 and December 31, 2024 consisted of the following

	September 30,	December 31,
	2025	2024
Accrued liabilities	$1,148,363	$928,858
Cost provision	13,276,570	53,939,336
Accrued interest	92,450	118,204
Salary payable - management	73,363	420,447
Salary payable and employee benefit	77,709	88,357
Other current liabilities	340,915	129,582
	$15,009,370	$55,624,784

NOTE 8 - LOANS PAYABLE

Loans payable at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,		Interest
	2025	2024	Term	rate
Martus	$97,401	$103,738	Note was issued on October 23, 2018 and due on January 2, 2026	5.0%
Darlene Covid19	60,703	80,019	Note was issued on April 1, 2020 and due on March 31, 2026	0.0%
Promissory note payable	—	217,391	Note was issued June 11, 2024 and due on June 11, 2025	2.0%
Promissory note payable - acquisition of QXTEL	—	1,275,000	Note was issued April 1, 2024 and due on June 30, 2025	4.9%
Promissory note payable	—	271,739	Note was issued July 16, 2024 and due on July 16, 2025	2.0%
Promissory note payable	—	271,739	Note was issued July 31, 2024 and due on July 31, 2025	2.0%
Promissory note payable	—	190,217	Note was issued September 23, 2024 and due on September 23, 2025	2.0%
Promissory note payable	—	108,696	Note was issued October 4, 2024 and due on September 23, 2025	2.0%
Promissory note payable - acquisition of QXTEL	226,810	—	Note was issued February 3, 2025 and due on September 30, 2025	4.9%
Promissory note payable	794,737	—	Note was issued July 16, 2025 and due on February 26, 2026	24.0%
Promissory note payable	794,737	—	Note was issued August 8, 2025 and due on March 21, 2026	24.0%
Promissory note payable	794,737	—	Note was issued September 11, 2025 and due on April 24, 2026	24.0%
Financing loan	44,865	—	Loan was issued in July 2025 and the monthly payment amount is $1,149 for 48 months	7.87%
Total	2,813,990	2,518,539
Less: Unamortized debt discount	(105,323)	(62,898)
Total loans payable	2,708,667	2,455,641
Less: Current portion of loans payable	(2,674,548)	(2,455,641)
Long-term loans payable	$34,118	$—

Loans payable - related parties at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
49% of Shareholder of SwissLink	$21,606	$21,606
49% of Shareholder of SwissLink	133,865	219,894
Minority Shareholder of QXTEL	55,579	478,985
Total	211,050	720,485
Less: Current portion of loans payable - related parties	211,050	720,485
Long-term loans payable - related parties	$—	$—

During the nine months ended September 30, 2025 and 2024, the Company borrowed from third parties totaling $5,825,583 and $2,011,100, which includes original issue discount and financing costs of $360,583 and $0 and repaid the principal amount of $2,076,404 and $669,121, respectively.

During the nine months ended September 30, 2025, the Company issued a note payable of $1,000,000 for the earn out payment related to the April 1, 2024 acquisition of a subsidiary. During the nine months ended September 30, 2025, the Company issued a note payable of $100,000 for the consideration related to the July 1, 2025 acquisition of a subsidiary. These notes were fully repaid during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $353,964 and $121,806 and recognized amortization of discount, included in interest expense, of $106,770 and $163,406, respectively.

During the nine months ended September 30, 2025, the Company settled loans as follows;

•	Principal amount and accrued interest of 5 notes payable issued in June through October 2024 by issuing 264,980 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $801,255.
•	Principal amount and accrued interest of 3 notes payable issued in June 2025 by issuing 22,131 shares of Series D Preferred Stock. As a result, the Company recorded a loss on settlement of debt of $804,599.
•	Principal amount and accrued interest of 4 notes payable issued in January through May 2025 by issuing 14,979 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $541,290.

During the nine months ended September 30, 2024, the Company settled 2 loans as follows:

•	Principal amount and accrued interest of a note payable issued in April 2023 by issuing 1,770,000 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $102,660.
•	Principal amount of future receipts loan issued in April 2024 by early settlement. As a result, the Company recorded a loss on settlement of debt of $27,537.

NOTE 9 - CONVERTIBLE LOANS

Convertible loans at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Issued in fiscal year 2024	$753,090	$5,225,308
Issued in fiscal year 2025	421,053	—
Total convertible notes payable	1,174,142	5,225,308
Less: Unamortized debt discount	(7,672)	(348,950)
Total convertible notes	1,166,470	4,876,358

Less: current portion of convertible notes	1,166,471	1,864,432
Long-term convertible notes	$—	$3,011,926

During the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $593,818 and $555,092 and recognized amortization of discount, included in interest expense, of $278,951 and $693,516, respectively.

Conversion

During the nine months ended September 30, 2025, one note holder converted notes with principal amounts of $4,153,343, debt discount of $129,570, accrued interest of $420,919 and conversion fee of $15,000 into 988,655 shares of common stock. During the three months ended September 30, 2025, one note holder converted notes with principal amounts of $931,121, debt discount of $1,918, accrued interest of $302,586 and conversion fee of $7,500 into 293,742 shares of common stock.

Settlement

During the nine months ended September 30, 2025, the Company settled the principal amount of convertible notes of $671,870, debt discount of $58,573 and accrued interest of $34,366 issued in June 2024 through February 2025 to two notes holders by paying cash of $725,000. As a result, the Company recorded a loss on settlement of debt of $77,337.

Issued in fiscal year 2025

During the nine months ended September 30, 2025, the Company borrowed amounts from third parties totaling $1,113,316, which includes original issue discount and financing costs of $125,816.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock at a ratio of 1-for-80, effective on May 2, 2025.

The Company amended its certificate of incorporation to reduce the number of authorized shares of Common Stock that it may issue from 300,000,000 shares to 3,750,000 shares and subsequently to 26,000,000 shares with a par value of $0.001 per share.

During the nine months ended September 30, 2025, the Company issued 1,295,261 shares of common stock, valued at fair market value on issuance as follows:

•	5,625 shares for compensation to our directors valued at $71,143.
•	988,655 shares for conversion of debt of $4,459,692.
•	264,980 shares for settlement of debt of $1,886,658.
•	32,400 shares for service valued at $223,200.
•	3,563 shares for common stock payable value at $82,194.
•	38 shares for reverse stock split adjustment.

At September 30, 2025 and December 31, 2024, 3,832,470 and 2,537,209 shares of common stock were issued and outstanding, respectively.

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

At September 30, 2025 and December 31, 2024, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

During the nine months ended September 30, 2025, the Company issued 6,571 shares of Series B Preferred Stock to settle salary payable for our CEO and CFO of $631,500. As a result, the Company recorded a loss on settlement of salary payable of $216,981.

At September 30, 2025 and December 31, 2024, 42,108 and 35,537 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

At September 30, 2025 and December 31, 2024, no Series C Preferred Stock was issued or outstanding.

Series D Preferred Stock

On July 7, 2025, the Company filed a First Amended and Restated Certificate of Designation for the Series D Preferred Stock with the Secretary of State of Nevada to amend and restate the terms of its Series D Preferred Stock, originally established on November 3, 2023, increasing the authorized shares from 75,000 to 100,000 and revising the terms as described below.

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

During the nine months ended September 30, 2025, the Company issued 37,110 shares of Series D Preferred Stock for settlement of debt of $4,708,332.

At September 30, 2025 and December 31, 2024, 37,110 and 0 shares of Series D Preferred Stock were issued or outstanding, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related party

During the nine months ended September 30, 2025 and 2024, the Company loaned $39,462 and $119,832 and collected $2,000 and $0, respectively to a related party.

At September 30, 2025 and December 31, 2024, the Company had amounts due from related parties of $668,177 and $630,715, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

At September 30, 2025 and December 31, 2024, the Company had amounts due to related parties of $65,829 and $26,613, respectively. For the nine months ended September 30, 2025, a related party paid $39,216 to purchase a vehicle on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

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

During the nine months ended September 30, 2025, the Company issued 6,571 shares of Series B Preferred Stock to settle salary payable for our CEO and CFO of $631,500. As a result, the Company recorded a loss on settlement of salary payable of $216,981.

During the nine months ended September 30, 2025 and 2024, the Company recorded management salaries of $760,500 and $634,500, and stock-based compensation bonuses of $71,145 and $109,485, respectively. During the three months ended  September 30, 2025 and 2024, the Company recorded management salaries of $211,500 and $211,500, and stock-based compensation bonuses of $15,945 and $31,820, respectively.

At September 30, 2025 and December 31, 2024, the Company recorded and accrued management salaries of $73,365 and $420,447, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the nine months ended September 30, 2025 and 2024, the Company incurred rent expense of $24,328 and $21,335, respectively.

NOTE 13 – ACQUISITION

On May 29, 2025, the Company entered into a Unit Purchase Agreement (the “Agreement”) with Craig Span (the “Seller”) and Globetopper, LLC, a Delaware limited liability company ( “Globetopper”), pursuant to which the Company agreed to acquire fifty-one percent (51%) of the membership interests of Globetopper (the “Transferred Membership Interest”) from the Seller.

Pursuant to the Agreement, the Company acquired the Transferred Membership Interests of Globetopper for a total purchase price consisting of $700,000, payable as follows: $50,000 upon execution of the Agreement; $50,000 in cash on the closing date; $50,000 in cash 30 days after the closing date, secured by a promissory note and pledge agreement; $50,000 in cash 60 days after the closing date, secured by a promissory note and pledge agreement; $500,000 in restricted common shares of the Company, calculated at a 20% discount to the volume weighted average price (VWAP) during the five days preceding the closing date.

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

The acquisition was closed on July 1, 2025.  Globetopper has been included in our consolidated results of operations since the acquisition date.

The Company will invest up to $1,200,000 in Globetopper over 24 months post-Closing in monthly installments of $50,000, subject to the achievement of specified quarterly financial targets.

The following table summarizes the fair value of the consideration paid by the Company:

July 1,
Fair Value of Consideration:	2025
Cash	$100,000
Promissory note	100,000
IQSTEL common stock	500,000
Contingent liability	285,175
Total Purchase Price	$985,175

The following table summarizes the preliminary identifiable assets acquired and liabilities assumed upon acquisition of Globetopper and the calculation of goodwill:

Total purchase price	$985,175

Assets Acquired:
Cash	129,531
Prepaid expenses and other current assets	306,310

Total identifiable assets	435,841

Liabilities Assumed:
Other current liabilities	(71,580)
Contract liabilities	(703,262)
Line of credit	(99,000)
Total liabilities assumed	(873,842)
Net assets	(438,001)

Non-controlling interest - 49%	214,620
Total net assets	(223,381)
Goodwill	$1,208,556

Unaudited combined proforma results of operations for the three and nine months ended September 30, 2025 and 2024 as though the Company acquired Globetopper on January 1, 2024, are set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$102,867,553	$62,183,464	$258,349,274	$212,841,207
Cost of revenues	100,126,838	59,991,984	251,263,440	206,623,461
Gross profit	2,740,715	2,191,480	7,085,834	6,217,746

Operating expenses	3,299,798	2,231,896	8,692,708	6,647,307
Operating loss	(559,083)	(40,416)	(1,606,874)	(429,561)

Other expense	(1,694,867)	(651,416)	(3,819,843)	(2,648,705)
Income tax	(71,919)	(69,605)	(184,190)	(134,880)
Net loss	$(2,325,869)	$(761,437)	$(5,610,907)	$(3,213,146)

NOTE 14 - SEGMENT

The Company operates in two industry segments, telecommunication services and fintech services, and three geographic segments, USA, UK and Switzerland, where current assets and equipment are located. The Company's chief operating decision maker ("CODM") is its chief financial officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. The CODM uses operating activities and net assets to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow, the allocation of budget between cost of sales and operating expenses and the management of assets.

The following table shows reportable operating activities information by industrial segment for the three and nine months ended September 30, 2025. The Company has two industrial segments since the Company acquired Globetopper LLC in July 2025:

Three months ended September 30, 2025

	Telecom	Fintech	Corporate	Elimination	Total
Revenues	$104,223,026	$14,290,694	$51,000	$(15,697,167)	$102,867,553
Cost of revenue	101,662,238	13,979,041	24,870	(15,539,311)	100,126,838
Gross profit	2,560,788	311,653	26,130	(157,856)	2,740,715

Operating expenses	1,813,617	234,069	1,415,967	(163,855)	3,299,798

Operating income (loss)	747,171	77,584	(1,389,837)	5,999	(559,083)

Other expense	(10,287)	(1,823)	(1,600,257)	(82,500)	(1,694,867)

Income tax expense	(71,919)	—	—	—	(71,919)

Net income (loss)	$664,965	$75,761	$(2,990,094)	$(76,501)	$(2,325,869)

Nine months ended September 30, 2025

	Telecom	Fintech	Corporate	Elimination	Total
Revenues	$259,271,211	$14,290,694	$152,511	$(41,030,811)	$232,683,605
Cost of revenue	252,782,854	13,979,041	24,870	(40,650,320)	226,136,445
Gross profit	6,488,357	311,653	127,641	(380,491)	6,547,160

Operating expenses	5,022,836	234,069	3,508,630	(398,837)	8,366,698

Operating income (loss)	1,465,521	77,584	(3,380,989)	18,346	(1,819,538)

Other expense	(49,625)	(1,823)	(3,541,722)	(222,346)	(3,815,516)

Income tax expense	(184,190)	—	—	—	(184,190)

Net income (loss)	$1,231,706	$75,761	$(6,922,711)	$(204,000)	$(5,819,244)

The following table shows operating activities information by geographic segment for the three and nine months ended September 30, 2025 and 2024:

Three months ended September 30, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$63,220,535	$10,692,833	$44,651,352	$(15,697,167)	$102,867,553
Cost of revenue	61,782,827	10,493,611	43,389,711	(15,539,311)	100,126,838
Gross profit	1,437,708	199,222	1,261,641	(157,856)	2,740,715

Operating expenses
Salaries, wages and benefits	575,876	98,486	706,728	—	1,381,090
Technology	290,571	86,937	140,277	(157,588)	360,197
Professional fees	272,888	9,340	—	—	282,228
Legal and regulatory	104,000	3,539	—	—	107,539
Travel and events	(4,378)	—	34,928	(6,268)	24,282
Public cost	—	—	—	—	—
Advertising	606,627	—	—	—	606,627
Bank services and fees	30,054	(7,448)	26,593	—	49,199
Depreciation and amortization	6,683	34,923	120,312	—	161,918
Office, facility and other	14,861	5,621	61,113	—	81,595
Insurance	5,980	—	—	—	5,980
Stock-based compensation	239,143	—	—	—	239,143
General and administration	2,142,305	231,398	1,089,951	(163,856)	3,299,798

Operating income (loss)	(704,597)	(32,176)	171,689	6,000	(559,083)

Other expense	(1,601,625)	(6,390)	(4,352)	(82,500)	(1,694,867)

Income tax expense	—	—	(71,919)	—	(71,919)

Net income (loss)	$(2,312,222)	$(38,566)	$95,419	$(76,500)	$(2,325,869)

Three months ended September 30, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$36,604,753	$1,048,201	$17,202,173	$(605,513)	$54,249,614
Cost of revenue	35,614,356	822,312	16,165,751	(372,724)	52,229,695
Gross profit	990,397	225,889	1,036,422	(232,789)	2,019,919

Operating expenses
Salaries, wages and benefits	653,839	92,180	461,761	—	1,207,780
Technology	272,428	104,299	116,855	(156,540)	337,042
Professional fees	61,350	3,668	—	(56,249)	8,769
Legal and regulatory	6,747	7,242	14,592	—	28,581
Travel and events	39,088	5,339	25,841	—	70,268
Public cost	8,268	—	—	—	8,268
Advertising	157,787	—	—	—	157,787
Bank services and fees	10,506	9,629	29,665	—	49,800
Depreciation and amortization	6,682	28,440	—	—	35,122
Office, facility and other	52,876	7,084	81,419	(20,000)	121,379
Insurance	1,884	—	17,972	—	19,856
Stock-based compensation	31,820	—	—	—	31,820
General and administration	1,303,275	257,881	748,105	(232,789)	2,076,472

Operating income (loss)	(312,878)	(31,992)	288,317	—	(56,553)

Other income (expense)	(633,774)	(6,544)	(6,528)	—	(646,846)

Income tax expense	—	(162)	(69,443)	—	(69,605)

Net income (loss)	$(946,652)	$(38,698)	$212,346	$—	$(773,004)

Nine months ended September 30, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$141,511,086	$21,281,894	$110,921,436	$(41,030,811)	$232,683,605
Cost of revenue	138,464,533	20,621,929	107,700,303	(40,650,320)	226,136,445
Gross profit	3,046,553	659,965	3,221,133	(380,491)	6,547,160

Operating expenses
Salaries, wages and benefits	1,560,112	294,172	1,599,882	(6,038)	3,448,128
Technology	707,054	281,790	435,862	(372,000)	1,052,706
Professional fees	818,144	26,917	—	—	845,061
Legal and regulatory	295,259	13,736	—	—	308,995
Travel and events	56,687	7,999	—	(20,799)	43,887
Public Cost	118,850	—	—	—	118,850
Advertising	1,243,894	—	162,906	—	1,243,894
Bank services and fees	54,596	(43,723)	73,591	—	84,464
Depreciation and amortization	20,046	69,158	360,938		450,142
Office, facility and other	83,542	15,935	201,523	—	301,000
Insurance	7,786	—	—	—	7,786
Bad debt expense	4,536	—	—	—	4,536
Stock-based compensation	294,343	—	—	—	294,343
General and administration	5,264,849	665,984	2,834,702	(398,837)	8,366,698

Operating income (loss)	(2,218,295)	(6,019)	386,430	18,346	(1,819,538)

Other income (expense)	(3,582,684)	6,942	(17,428)	(222,346)	(3,815,516)

Income tax expense	—	—	(184,190)	—	(184,190)

Net income (loss)	$(5,800,980)	$923	$184,812	$(204,000)	$(5,819,244)

Nine months ended September 30, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$135,649,542	$3,157,073	$48,676,228	$(3,136,431)	$184,346,412
Cost of revenue	132,502,666	2,542,555	46,596,108	(2,903,642)	178,737,687
Gross profit	3,146,876	614,518	2,080,120	(232,789)	5,608,725

Operating expenses
Salaries, wages and benefits	1,293,992	170,457	887,021	—	2,351,470
Technology	607,752	211,972	215,998	(156,540)	879,182
Professional fees	1,014,621	114,444	—	(56,249)	1,072,816
Legal and regulatory	142,360	8,987	28,874	—	180,221
Travel and events	98,092	23,160	46,505	—	167,757
Public cost	93,646	—	—	—	93,646
Advertising	659,784	—	—	—	659,784
Bank services and fees	41,503	64,783	65,080	—	171,366
Depreciation and amortization	20,261	83,800	—	—	104,061
Office, facility and other	175,255	23,823	132,434	(20,000)	311,512
Insurance	3,480	—	38,096	—	41,576
Bad debt expense	1,801	—	—	—	1,801
Stock-based compensation	109,485	—	—	—	109,485
General and administration	4,262,032	701,426	1,414,008	(232,789)	6,144,677

Operating income (loss)	(1,115,156)	(86,908)	666,112	—	(535,952)

Other income (expense)	(2,666,763)	33,544	(13,056)	—	(2,646,275)

Income tax expense	—	(162)	(134,718)	—	(134,880)

Net income (loss)	$(3,781,919)	$(53,526)	$518,338	$—	$(3,317,107)

Asset Information

The following table shows asset information by industrial segment at September 30, 2025:

September 30, 2025	Telecom	Fintech	Corporate	Elimination	Total
Assets
Current assets	$29,044,630	$695,187	$4,780,619	$(4,682,707)	$29,837,729
Non-current assets	$8,642,371	$191,646	$21,534,191	$(13,319,737)	$17,048,471
Liabilities
Current liabilities	$27,225,082	$1,354,096	$4,846,205	$(4,682,707)	$28,742,676
Non-current liabilities	$256,130	$34,118	$—	$—	$290,248

December 31, 2024	Telecom	Corporate	Elimination	Total
Assets
Current assets	$75,098,705	$4,594,060	$(16,677,719)	$63,015,046
Non-current assets	$9,097,736	$19,079,518	$(12,184,562)	$15,992,692
Liabilities
Current liabilities	$74,461,579	$6,037,337	$(16,677,720)	$63,821,196
Non-current liabilities	$274,353	$3,011,926	$—	$3,286,279

The following table shows asset information by geographic segment at September 30, 2025 and December 31, 2024:

September 30, 2025	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$10,375,189	$2,286,128	$19,365,772	$(2,189,360)	$29,837,729
Non-current assets	$21,988,756	$609,837	$7,769,615	$(13,319,737)	$17,048,471
Liabilities
Current liabilities	$9,515,081	$3,185,837	$18,231,118	$(2,189,360)	$28,742,676
Non-current liabilities	$34,118	$169,599	$86,531	$—	$290,248

December 31, 2024
	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$19,885,086	$8,055,475	$48,182,373	$(13,107,888)	$63,015,046
Non-current assets	$19,447,105	$633,491	$8,096,658	$(12,184,562)	$15,992,692
Liabilities
Current liabilities	$21,386,520	$8,415,705	$47,126,859	$(13,107,888	$63,821,196
Non-current liabilities	$3,012,066	$169,599	$104,614	$—	$3,286,279

NOTE 15 – SUBSEQUENT EVENTS.

Subsequent to September 30, 2025 and through the date that these financials were made available, the Company had the following subsequent events:

On October 10, 2025, the Company filed a Second Amended and Restated Certificate of Designation for the Series D Preferred Stock (the “Certificate of Designation”) with the Secretary of State of Nevada to amend and restate the terms of its Series D Preferred Stock, originally established on November 3, 2023, and first amended on July 7, 2025. The Second Amended and Restated Certificate of Designation maintains the number of authorized shares at 100,000 and revises the terms by introducing a True-Up Adjustment mechanism to the conversion rate, as described below. The amended terms include the following key provisions:

•	Dividend Rights: 12% cumulative dividend, payable as, when, and if declared by the Board of Directors, calculated on a 360-day year, accruing from the date of issuance and ceasing the day prior to conversion, with pro rata dividends for partial-year holdings.
•	Conversion Rights: Following three months from the issuance date, the Series D Preferred Stock is convertible into common stock at a rate of 12.5 shares of common stock per share (the “Base Shares”), subject to adjustment for stock splits, dividends, or reorganizations. Additionally, a True-Up Adjustment mechanism applies, whereby the conversion may include additional shares based on a comparison of the original conversion price (based on the 10-day VWAP with a 20% discount at the time of issuance) to the lowest daily VWAP during the five trading days preceding the conversion date with a further 20% discount applied to such lowest daily VWAP (the “Adjusted Conversion Price”), with a floor of $1.00 and a maximum True-Up Ratio of 2.5.
•	Redemption Provisions: Optional redemption by the Company at 105% of the price paid by the holder, upon not more than three trading days’ notice.
•	Liquidation Preference: Senior to common stock, Series A Preferred Stock, and Series C Preferred Stock, and on parity with Series B Preferred Stock, in any liquidation, dissolution, or winding up of the Company.
•	Voting Rights: No voting rights, except as required by law or for amendments to the Certificate of Designation or Articles of Incorporation that would alter the Series D Preferred Stock’s rights.
•	Leak-Out Restriction: After three months, conversions to common stock and sales are limited to 10% of the average daily trading volume of the Company’s common stock per holder.

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

Overview

IQSTEL Inc. (www.IQSTEL.com) is a technology company with a presence in 20 countries (Argentina, Armenia, Austria, Canada, Colombia, Germany, Greece, Guatemala, India, Italy, Pakistan, Romania, Serbia, Spain, Switzerland, Turkey, UAE, UK, USA and Venezuela) and over 100 employees that offers leading-edge services through its four business divisions in the telecommunications, electric vehicle (EV), fintech, and AI-enhanced metaverse industries. Our presence is global, with offices in USA, Argentina, UK, Switzerland, Turkey, and Dubai, and we target diverse and high-growth markets. We maintain more than 603 high value network interconnections around the world, delivering international voice, SMS, and connectivity services that form the core of our business. The company’s strategy focuses on leveraging synergies between its 10 subsidiaries to drive innovation and capture emerging opportunities.

Our Telecom Division, which represents the majority of current operations and which also represents the source for 86% and 94% of our revenues for the three months and for the nine months ended September 30, 2025 respectively, offers Voice over Internet Protocol (VoIP), SMS, proprietary Internet of Things (IoT) solutions (www.iotsmartgas.com and www.iotsmarttank.com), and international fiber-optic connectivity through its subsidiaries: Etelix (www.etelix.com), SwissLink Carrier (www.swisslink-carrier.com), Smartbiz Telecom (www.smartbiztel.com), Whisl Telecom (www.whisl.com), IoT Labs (www.iotlabs.mx), QGlobal SMS (www.qglobalsms.com), and QXTEL Limited (www.qxtel.com).

Also under the Telecom Division, our developing BlockChain Platform Business Line (www.itsbchain.com) offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through our subsidiary, ItsBchain.

Our developing Fintech Business Line (www.globalmoneyone.com) (www.maxmo.vip) offers a complete Fintech ecosystem MasterCard Debit Card, US Bank Account (No SSN Needed), Mobile App/Wallet (Remittances, Mobile Top Up). Our Fintech subsidiary, Global Money One, is to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home. Additionally, Globetopper LLC (www.globetopper.com) our most recent acquisitions, plays a strategic role in supporting the expansion and integration of our business divisions. Through its operations, the Company continues to strengthen its global presence and enhance the synergy in Fintech segments through its solution for gift card programs, currently representing 14% and 6% of our revenues for the three months and for the nine months ended September 30, 2025 respectively.

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

Gross revenue, which equals revenue before intercompany eliminations, represents a key performance metric that management uses to measure.

Results of Operations

Revenues

Our total revenue reported for the three months ended September 30, 2025 was $102,867,553, compared with $54,249,614 for the three months ended September 30, 2024. These numbers reflect an increase of 89.62% quarter over quarter on our consolidated revenues. Our total revenue reported for the nine months ended September 30, 2025 was $232,683,605, compared with $184,346,412 for the nine months ended September 30, 2024; which reflects an increase of 26.22%.

When looking at the numbers by companies, we have the following breakout for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

	Revenue for the Three Months Ended September 30,		Revenue for the Nine Months Ended September 30,
Company	2025	2024	2025	2024
IQSTEL Inc	$51,000	$—	$152,511	$—
Etelix.com USA, LLC	10,381,880	9,781,863	25,852,156	43,124,776
SwissLink Carrier AG	10,692,833	1,048,201	21,281,894	3,157,073
QGlobal LLC	334,622	290,256	1,359,003	1,119,332
IoT Labs LLC	33,871,983	21,738,854	87,586,615	70,525,343
Smartbiz Telecom	3,311,154	4,145,464	10,042,099	17,321,777
Whisl Telecom	979,202	648,316	2,228,009	3,558,314
QXTEL Limited	44,651,352	17,202,173	110,921,435	48,676,228
GlobeTopper LLC	14,290,694	—	14,290,694	—
	$118,564,720	$54,855,127	$273,714,416	$187,482,843
Intercompany eliminations	(15,697,167)	(605,513)	(41,030,811)	(3,136,431)
	$102,867,553	$54,249,614	$232,683,605	$184,346,412

For the three and nine months ended September 30, 2025, total consolidated revenue increased compared to the same period in 2024.

The growth mainly reflects higher activity across most subsidiaries, particularly those engaged in VOIP Telecom services, due to a higher volume of intercompany transactions during both periods. The increase also includes the contribution from a newly acquired subsidiary, GlobeTopper LLC, which closed on July 1, 2025.

Intercompany eliminations rose as well, driven by higher transactions among group entities, which are removed to avoid double counting at the consolidated level.

These intercompany transactions are part of our strategy to optimize operations across subsidiaries by leveraging more efficient routing alternatives for our voice and SMS services, cost reductions, and improved service delivery. This synergy among our entities strengthens our position in the market and contributes to enhanced gross margin results.

The organic growth during the three and nine months ended September 30, 2025 was 70% of the total revenue for those periods. This reflects the solid foundation of our revenue and the growth capacity the Company has with its current operations. We consider organic growth the revenues reported by our existing subsidiaries once fully integrated to our operations. These subsidiaries include Etelix, SwissLink, QGlobal, IoT Labs, Smartbiz, Whisl, QXTEL.

GlobeTopper, acquired on July 1st, 2025 represented the rest of the increment, showing the potential this subsidiary has of creating value to the organization.

Cost of Revenue

Our total cost of revenue for the three months ended September 30, 2025 increased to $100,126,838, compared with $52,229,695 for the three months ended September 30, 2024. Our total cost of revenue for the nine months ended September 30, 2025 increased to $226,136,445, compared with $178,737,687 for the nine months ended September 30, 2024.

When looking at the numbers by subsidiary, we have the following breakout for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024:

	Cost of Revenue for the Three Months Ended September 30,		Cost of Revenue for the Nine Months Ended September 30,
Company	2025	2024	2025	2024
IQSTEL Inc	$24,870	$—	$24,870	$—
Etelix.com USA, LLC	10,164,248	9,628,111	25,324,055	42,690,403
SwissLink Carrier AG	10,493,612	822,313	20,621,929	2,542,555
QGlobal LLC	175,711	236,530	879,482	817,913
IoT Labs LLC	33,482,896	21,352,526	87,015,654	69,379,146
Smartbiz Telecom	3,077,831	3,894,823	9,392,303	16,622,745
Whisl Telecom	878,229	502,365	1,849,128	2,992,458
QXTEL Limited	43,389,711	16,165,751	107,700,303	46,596,109
GlobeTopper LLC	13,979,041	—	13,979,041	—
	$115,666,149	$52,602,419	$266,786,765	$181,641,329
Intercompany eliminations	(15,539,311)	(372,724)	(40,650,320)	(2,903,642)
	$100,126,838	$52,229,695	$226,136,445	$178,737,687

Our cost of revenue consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in vendor’s network, as well as the costs of the digital prepaid products related to Fintech (Globetopper) operations.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above, as each additional unit sold (minutes and SMS) has its corresponding termination cost.

The inclusion of GlobeTopper in the consolidation process, along with the traffic volumes by QXTEL and the reorganizing of the portfolio among subsidiaries, reflects the synergies derived from the commercial and operational integration of all group companies. This integration has resulted in a significant volume of intercompany transactions, which are part of our strategic approach to optimizing routing and cost efficiency. We expect this to positively impact revenues and margins in the future.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, was $6,547,160 for the nine months ended September 30, 2025 compared to $5,608,725 for the nine months ended September 30, 2024, reflecting an increase of 16.73% quarter over quarter

This growth is the result of commercial and operational synergies achieved through intercompany collaboration. We expect this trend to strengthen as we continue aligning internal operations and leveraging our integrated service portfolio.

Operating Expenses

Operating expenses, which consist solely of general and administrative costs, increased by 58.91% for the three months ended September 30, 2025, compared to the same period in 2024. For the nine months ended September 30, 2025, general and administrative expenses rose to $8,366,698 from $6,144,677 reported in the same period of 2024, reflecting a 36.16% increase. A detailed breakdown by major category for the three and nine months ended September 30, 2025 and 2024 is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Salaries, wages and benefits	$1,381,090	$1,207,781	$3,448,128	$2,351,470
Technology	360,197	337,042	1,052,706	879,182
Professional fees	282,228	8,769	845,061	1,072,816
Legal and regulatory	107,539	28,581	308,995	180,221
Travel and events	24,282	70,268	206,793	167,757
Public cost	—	8,268	118,850	93,646
Advertising	606,627	157,787	1,243,894	659,784
Bank services and fees	49,199	49,800	84,464	171,366
Depreciation and amortization	161,918	35,122	450,142	104,061
Office, facility and other	81,595	121,378	301,000	311,512
Insurance	5,980	19,856	7,786	41,576
Financial Expenses	—	43,772	—	43,772
Bad debt expense	—	—	4,536	1,801
	$3,060,655	$2,044,652	$8,072,355	$6,035,192
Stock-based compensation	239,143	31,820	294,343	109,485
Total Operating Expense	$3,299,798	$2,076,472	$8,366,698	$6,144,677

When looking at the numbers by subsidiary, we have the following breakout for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Difference
IQSTEL Inc	$3,147,692	$2,024,621	$1,123,071
Etelix.com USA, LLC	347,832	297,124	50,708
SwissLink Carrier AG	665,984	701,427	(35,443)
ItsBchain	1,594	14,582	(12,988)
QGlobal LLC	268,472	405,275	(136,803)
IoT Labs LLC	219,282	190,179	29,103
Global Money One	729	550	179
Smartbiz Telecom	780,398	684,061	96,337
Whisl Telecom	265,508	645,639	(380,131)
QXTEL Limited	2,473,764	1,414,008	1,059,756
GlobeTopper LLC	233,339	—	233,339
Intercompany Elimination	(37,896)	(232,789)	194,893
	$8,366,698	$6,144,677	$2,222,021

The most significant differences are: (1) the increase in technology expenses related to the deployment and upgrade of the Switching platform to allocate all subsidiaries, which will result in tremendous cost reduction once all companies are migrated to the new platform; (2) the increases in other items such as salaries, wages and benefits; depreciation and amortization; and office, facility and other are largely the result of the addition of QXTEL and GlobeTopper to our consolidated financial statements.

For the nine months ended September 30, 2024, QXTEL consolidated only the expenses incurred between April and September 2024. In contrast, for the same period in 2025, expenses from January through September were included. This difference in the reporting periods explains the 75% increase in general and administrative expenses compared to the prior year.

Additionally, starting July 1, 2025, Globetopper’s expenses were incorporated, which were not considered in previous periods.

We are continually identifying operational synergies among all of our subsidiaries to be more cost efficient.

Operating Income/Loss

For the three months ended September 30, 2025, the Company reported an operating loss of $559,083, representing a significant increase compared to the operating loss of $56,553 for the same period in 2024. Similarly, for the nine months ended September 30, 2025, the operating loss widened to $1,819,538, up from $535,952 reported during the corresponding period in the prior year. These results reflect an overall rise in operating expenses, largely associated with ongoing investments in development and growth initiatives.

Our Telecom Division, currently the primary source of revenue for the Company, continued to generate positive Operating Income. Meanwhile, our pre-revenue companies are operating with minimal expenses, focused solely on completing product and service development prior to their market launch.

A comparison of the tables below highlights the significant progress of our Telecom Division, as evidenced by the increase in revenue, gross profit, and operating income for both the three- and nine-month periods ended September 30, 2025. As we have previously stated, our strategy remains centered on strengthening the telecommunications segment to serve as a growth engine for the development and expansion of new business lines.

	Telecom Division		Fintech Division		Pre-revenue companies		IQSTEL		Consolidated
	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025
Revenues	88,525,859	218,240,400	14,290,694	14,290,694	—	—	51,000	152,511	102,867,553	232,683,605
Cost of revenue	86,122,927	212,132,534	13,979,041	13,979,041	—	—	24,870	24,870	100,126,838	226,136,445
Gross profit	2,402,932	6,107,866	311,653	311,653	—	—	26,130	127,641	2,740,715	6,547,160

Operating expenses
General and administration	2,010,974	4,983,344	233,339	233,339	453	2,323	1,055,032	3,147,692	3,299,798	8,366,698
Total Operating Expenses	2,010,974	4,983,344	233,339	233,339	453	2,323	1,055,032	3,147,692	3,299,798	8,366,698

Operating income/(loss)	391,958	1,124,522	78,314	78,314	(453)	(2,323)	(1,028,902)	(3,020,051)	(559,083)	(1,819,538)

	Telecom Division		Fintech Division		Pre-revenue companies		IQSTEL		Consolidated
	Three Months Ended Sept 30, 2024	Nine Months Ended Sept 30, 2024	Three Months Ended Sept 30, 2024	Nine Months Ended Sept 30, 2024	Three Months Ended Sept 30, 2024	Nine Months Ended Sept 30, 2024	Three Months Ended Sept 30, 2024	Nine Months Ended Sept 30, 2024	Three Months Ended Sept 30, 2024	Nine Months Ended Sept 30, 2024
Revenues	54,249,614	184,346,412	—	—	—	—	—	—	54,249,614	184,346,412
Cost of revenue	52,229,695	178,737,687	—	—	—	—	—	—	52,229,695	178,737,687
Gross profit	2,019,919	5,608,725	—	—	—	—	—	—	2,019,919	5,608,725

Operating expenses
General and administration	1,471,644	4,104,924	—	—	348	15,132	604,480	2,024,621	2,076,472	6,144,677
Total Operating Expenses	1,471,644	4,104,924	—	—	348	15,132	604,480	2,024,621	2,076,472	6,144,677

Operating income/(loss)	548,275	1,503,801	—	—	(348)	(15,132)	(604,480)	(2,024,621)	(56,553)	(535,952)

Other Expenses/Other Income

We had other expenses of $1,694,867 for the three months ended September 30, 2025, as compared with other expenses of $646,846 for the same period ended 2024. We had other expenses of $3,815,516 for the nine months ended September 30, 2025, as compared with other expenses of $2,646,275 for the same period ended 2024. The increase in other expenses for the nine months ended September 30, 2025 is mainly due to the change in the loss on settlement of debt.

Net Loss

We finished the three months ended September 30, 2025 with a loss of $2,325,869, as compared to a loss of $773,004 during the three months ended September 30, 2024. We finished the nine months ended September 30, 2025 with a loss of $5,819,244, as compared to a loss of $3,317,107 during the nine months ended September 30, 2024.

The net results of the periods reported are highly impacted by the expenses in the holding entity (IQSTEL), which has a high component of interest and other financial expenses related to the funds borrowed for the acquisition of QXTEL Limited and GlobeTopper LLC.

Our Telecom and Fintech Divisions, the divisions presently generating revenue, have a positive operating income when presented separately. As we have indicated on several occasions, our strategy is to strengthen our telecommunications division so that it can serve as a lever for the development of new lines of business, such as Fintech and Cybersecurity. During this quarter, the Company began generating revenue in the Fintech area, marking an important step in diversifying its sources of income and expanding its business model.

	Telecom Division		Fintech Division		Pre-revenue companies		IQSTEL		Consolidated
	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025	Three Months Ended Sept30, 2025	Nine Months Ended Sept 30, 2025	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025	Three Months Ended Sept 30, 2025	Nine Months Ended Sept 30, 2025
Revenues	88,525,859	218,240,400	14,290,694	14,290,694	—	—	51,000	152,511	102,867,553	232,683,605
Cost of revenue	86,122,927	212,132,534	13,979,041	13,979,041	—	—	24,870	24,870	100,126,838	226,136,445
Gross profit	2,402,932	6,107,866	311,653	311,653	—	—	26,130	127,641	2,740,715	6,547,160

Operating expenses
General and administration	2,010,974	4,983,344	233,339	233,339	453	2,323	1,055,032	3,147,692	3,299,798	8,366,698
Total Operating Expenses	2,010,974	4,983,344	233,339	233,339	453	2,323	1,055,032	3,147,692	3,299,798	8,366,698

Operating income/(loss)	391,958	1,124,522	78,314	78,314	(453)	(2,323)	(1,028,902)	(3,020,051)	(559,083)	(1,819,538)

Other income (expense)	(16,287)	(67,971)	(1,823)	(1,823)	—	—	(1,676,757)	(3,745,722)	(1,694,867)	(3,815,516)
Net income (loss) before income taxes	375,671	1,056,551	76,491	6,491	(453)	(2,323)	(2,705,659)	(6,765,773)	(2,253,950)	(5,635,054)
Income taxes	(71,919)	(184,190)	—	—	—	—	—	—	(71,919)	(184,190)
Net income (loss)	303,752	872,361	76,491	76,491	(453)	(2,323)	(2,705,659)	(6,765,773)	(2,325,869)	(5,819,244)

Depreciation and Amortization	161,918	450,142	—	—	—	—	—	—	161,918	450,142
Interest expense	8,952	26,373	2,191	2,191	—	—	330,868	1,304,260	342,011	1,332,824
FX Gains/Losses	(12,144)	(45,435)	(7)	(7)	—	—	(504)	(1,501)	(12,655)	(46,943)
Loss on settlement of debt	—	—	—	—	—	—	1,345,889	2,224,481	1,345,889	2,224,481
Loss on settlement of salary payable	—	—	—	—	—	—	—	216,981	—	216,981
Stock-based compensation	—	—	—	—	—	—	15,947	294,343	15,947	294,343
Other non-recurring	49,437	190,421	—	—	—	—	—	—	49,437	190,421
Taxes	92,599	216,966	—	—	—	—	—	—	92,599	216,966
Adjusted EBITDA	604,514	1,710,828	78,675	78,675	(453)	(2,323)	(1,013,459)	(2,727,209)	(330,723)	(940,029)

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

Liquidity and Capital Resources

As of September 30, 2025, we had total current assets of $29,837,729 and current liabilities of $28,742,676, resulting in a positive working capital of $ 1,095,053.

Our operating activities used $2,602,320 in the nine months ended September 30, 2025 as compared with $2,526,651 used in operating activities in the nine months ended September 30, 2024. Our negative operating cash flow for both periods is a result of our net loss and changes in operating assets and liabilities which varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Despite a larger net loss in 2025, cash used in operations only slightly increased. This is due to substantial non-cash adjustments and working capital changes:

•	Stock-based compensation, depreciation, and amortization increased, reflecting higher non-cash expenses.
•	Bad debt expense remained low, indicating stable receivables quality.
•	Loss on settlement of debt and salary payable were significant in 2025, reflecting restructuring and settlements on debts.
•	Accounts receivable: Large positive adjustment ($44.2M in 2025 vs. $11.8M in 2024), suggesting strong collections and reduced sales on credit.
•	Accounts payable and accrued liabilities: Large negative adjustments, especially accrued liabilities ($44.8M outflow), indicating significant payments during the period.

The company’s operating cash flow is still negative, but the gap between net loss and cash used is bridged by non-cash charges and working capital management.

Investing activities used $219,331 for the nine months ended September 30, 2025 compared to $2,950,367 used during the same period of year 2024. Investing activities in 2024 were highly impacted by the acquisition of QXTEL. The Company reduced investing outflows in the nine months ended September 30, 2025, shifting from expansion to consolidation and cash preservation.

Financing activities provided $2,570,726 in the nine months ended September 30, 2025 compared with $6,239,489 provided in the nine months ended September 30, 2024. Financing inflows dropped significantly, indicating a reduced reliance on equity and convertible debt. Additionally, note that proceeds from financing activities in 2024 were largely used in the acquisition of QXTEL. In 2025 financing inflows dropped sharply, indicating less reliance on new debt or equity. Proceeds from loans payable remained strong ($5.5M in 2025), but repayments and other outflows (e.g., repayments of acquisition notes, dividends to non-controlling interests) offset much of this. Convertible notes and equity-related inflows were lower than in 2024, reflecting a more mature capital structure and less aggressive fundraising.

The Company is shifting from aggressive expansion in 2024 with the acquisition of QXTEL to consolidation and cash preservation in these first nine months of 2025, with a heavy reliance on working capital management and non-cash financing tools. The Company’s debt repayments suggest a maturing capital structure. At the same time, the expansion of GlobeTopper during this quarter reflects the Company’s continued commitment to strengthening and scaling the operations of its other business divisions.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended September 30, 2025.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2025; however, we consider our critical accounting policies to be those related to allowance for doubtful accounts, valuation of long-lived assets, and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of September 30, 2025, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2025. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the nine-month period ended September 30, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2025, the Company issued 1,295,261 shares of common stock, valued at fair market value on issuance as follows:

•         5,625 shares for compensation to our directors valued at $71,143.

•         988,655 shares for conversion of debt of $4,459,692.

•         264,980 shares for settlement of debt of $1,886,658.

•         32,400 shares for service valued at $223,200.

•         3,563 shares for common stock payable value at $82,194.

•         38 shares for reverse stock split adjustment.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2025 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

