Form 10-K
period 2025-12-31
iQSTEL Inc
filed 2026-04-06
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-42644

IQSTEL Inc.
(Exact name of registrant as specified in its charter)
Nevada	45-2808620
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 Aragon Avenue, Suite 375 Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (954) 951-8191

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	IQST	The Nasdaq Capital Market

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $33,157,217.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date 5,070,743 common shares as of March 31, 2026.

1

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. All statements other than statements of historical facts are forward-looking statements. In some cases, you can identify these forward-looking statements by words such as “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. These forward-looking statements include, by way of example and not in limitation:

▪  our expectations regarding future revenue growth, including contributions from our telecom, fintech (e.g., GlobeTopper digital gift card platform), and developing AI and blockchain initiatives;

▪  our ability to integrate recent acquisitions (such as QXTEL and GlobeTopper) and realize anticipated synergies or cost efficiencies;

▪  our plans to expand operations, enter new markets, develop new products/services (including AI-enhanced solutions for telecom and enterprise use), and pursue additional mergers and acquisitions;

▪  our expectations regarding profitability, liquidity, capital requirements, and our ability to continue as a going concern;

▪  the impact of regulatory changes, economic conditions, competition, intellectual property matters, and cybersecurity risks on our business; and

▪  other statements regarding our business strategy, plans, objectives, and future financial condition or performance

These statements are based on assumptions that we believe are reasonable, but they are subject to substantial risks and uncertainties, including those described in detail under “Item 1A. Risk Factors” and elsewhere in this Annual Report (such as our history of losses and accumulated deficit, dependence on financing, challenges in achieving and maintaining profitability, risks associated with international operations and acquisitions, intense price competition and technological changes in telecommunications, evolving fintech and AI markets, concentration of revenue among key customers, potential network disruptions or security breaches, goodwill impairment, and our ability to manage growth and integrate acquired businesses). New risks and uncertainties emerge from time to time and it is not possible for us to predict all of them or assess their potential impact. Factors beyond our control, including legislative or regulatory changes, economic conditions, competition, and cybersecurity threats, could cause actual results to differ materially from those expressed or implied.

You should not place undue reliance on any forward-looking statements, as they speak only as of the date they are made. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by applicable law. The occurrence of any of the events described as risk factors or other future events could have a material adverse effect on our business, results of operations, and financial position.

Item 1. Business

Company Description

IQSTEL Inc. (the Company when making reference to consolidated company) is a technology company with operations in 20 countries (Argentina, Armenia, Austria, Canada, Colombia, Germany, Greece, Guatemala, India, Italy, Pakistan, Romania, Serbia, Spain, Switzerland, Turkey, UAE, UK, USA and Venezuela) and over 100 employees that offers leading-edge services through its subsidiaries in the telecommunications, fintech, and AI-enhanced industries. Our global presence includes offices in USA, Argentina, UK, Switzerland, Turkey, and Dubai, and we target diverse and high-growth markets. We maintain more than 603 high value network interconnections around the world, delivering international voice, SMS, and connectivity services that form the core of our business. Our strategy focuses on leveraging synergies among our subsidiaries to drive innovation, operational efficiency, and growth through organic development and strategic acquisitions.

Our Telecom Division, which represents the majority of current operations and accounted for 91% of our revenues for the year ended December 31, 2025, offers Voice over Internet Protocol (VoIP), SMS, proprietary Internet of Things (IoT) solutions, and international fiber-optic connectivity through its subsidiaries: Etelix (www.etelix.com), SwissLink Carrier (www.swisslink-carrier.com), Smartbiz Telecom (www.smartbiztel.com), Whisl Telecom (www.whisl.com), IoT Labs (www.iotlabs.mx), QGlobal SMS (www.qglobalsms.com), and QXTEL Limited (www.qxtel.com).

Also under the Telecom Division, our developing Blockchain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) through our subsidiary, itsBchain (www.itsbchain.com).

The Company’s developing Fintech Business Line offers a complete Fintech ecosystem including a MasterCard Debit Card, US Bank Account (No SSN Needed), and a Mobile App/Wallet for remittances and mobile top-up services. Our Fintech subsidiary, Global Money One Inc., aims to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home. Additionally, GlobeTopper LLC (www.globetopper.com), our most recent acquisition, supports expansion and integration of our business divisions through its B2B digital gift card and incentives platform, which represented 9% and 0% of our revenues for the years ended December 31, 2025 and 2024.

Our Artificial Intelligence (AI) division, Reality Border (www.realityborder.com), initially developed an AI-enhanced immersive digital experience platform. Building on that early development work—including conversational interfaces, multilingual models, and AI-driven workflows—Reality Border now develops practical AI software solutions for enterprise and telecommunications applications.

Reality Border currently serves as IQSTEL’s AI innovation and product development platform. Its activities include AI agents and related software solutions designed for web, voice, and contact center environments, as well as integration with telecommunications infrastructure, business systems, and security layers. The Company’s AI strategy includes solutions such as Airweb.ai for AI-powered customer engagement across web and phone channels, IQ2Call.ai for AI-enabled call center and customer care applications, and IQCortex.ai for broader AI platform capabilities and enterprise use cases.

Reality Border’s current development efforts include software functionality, workflow orchestration, multilingual interaction, system integration, and operational deployment models intended for business use. Reality Border’s earlier immersive platform work contributed to capabilities that are now being applied in its AI products; however, the current business emphasis is on AI solutions for enterprise and telecommunications operations rather than metaverse-based environments.

The information contained on our websites is not incorporated by reference into this annual report and should not be considered part of this or any other report filed with the SEC.

Operating Subsidiaries

IQSTEL's mission is to serve basic human needs in today's modern world by making the necessary tools accessible regardless of race, ethnicity, religion, socioeconomic status, or identity. We recognize that access to ubiquitous communications, virtual banking, and information/content is critical to the pursuit of human needs (physiological, safety, relationships, esteem, and self-actualization). IQSTEL operates through business divisions focused on telecommunications (communications), fintech (financial freedom), and AI services (information and content). The Company continues to grow and expand its suite of products and services both organically and through mergers and acquisitions (M&A).

Our telecommunication business currently represents 91% of our 2025 revenues, fintech services represent 9%, while our other business lines (including blockchain and certain AI initiatives) are in a pre-revenue stage for the financial periods presented.

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

In 2013, Etelix participated in a consortium of telecommunications carriers that upgraded the Maya-1 submarine cable system, which runs from Hollywood, Florida to Tolú, Colombia. As part of this arrangement, Etelix held 10 Gbps of capacity, which was subsequently sold to a third party customer. This transaction expanded Etelix’s ability at that time to provide additional international connectivity capacity to support customer demand.

SwissLink Carrier AG, a 51% owned subsidiary of IQSTEL Inc., strengthens the company’s international telecommunications portfolio as a Switzerland-based carrier with global VoIP connectivity and notable commercial presence across Europe, the CIS, and Latin America. In addition to its license as a Swiss-licensed operator, SwissLink expanded its regulatory footprint in February 2026 by obtaining two key licenses in Italy: (a) Network Infrastructure & Provision, which authorizes the management of network infrastructure, licensed spectrum applications, number-hosting, transit operations, and the support of third-party ISPs; and (b) Publicly Available Telephone Services, enabling the provision of fixed voice services and direct interconnection agreements for voice resellers and value-added services. These dual Italian licenses, alongside its Swiss authorization, position SwissLink as a full-cycle operator in Italy, granting end-to-end autonomy, technical sovereignty, enhanced reliability, cost optimization, operational agility, and complete regulatory compliance. Thanks to its strategic position in Europe, SwissLink enables the IQSTEL group to be highly competitive in capturing voice traffic destined for Asian and African markets. Notably, more than 50% of traffic terminating in Africa originates from European customers, while nearly 40% of traffic to Asia also flows from Europe, underscoring Europe’s crucial role as an international telecommunications hub. SwissLink’s robust interconnections with leading carriers—including Orange Wholesale International, CJC Global Connections & Consulting LLC, iBASIS Communications AG, U.S. South Communications, Inc., Belgacom International Carrier, Bell Canada Inc., and SWISSCOM (SCHWEIZ) AG—further extend IQSTEL’s reach and operational efficiency, supporting expansion in high-growth regions across Asia and Africa.

Whisl Telecom LLC, a 51% owned subsidiary of IQSTEL Inc., significantly enhances the company’s telecom business through its provision of high-quality services and innovative, out-of-the-box solutions. As a U.S.-based company, Whisl Telecom primarily serves the Carrier-to-Carrier Global industry, while also maintaining the network infrastructure necessary to deliver services directly to retail end users (endpoints). Distinguished as one of the few U.S. carriers with substantial Tier 1 capacity, Whisl offers true high-capacity voice termination, supporting high calls per second (CPS) and ensuring optimal call quality.

Whisl Telecom’s capabilities contribute a comprehensive suite of services to IQSTEL’s telecom portfolio, including: (1) US/Canada Inbound/Origination, (2) US/Canada DIDs, (3) US/Canada Toll-Free Numbers, (4) Global DIDs, and (5) Global Toll-Free Numbers.

Smartbiz Telecom LLC. Is a 51% owned subsidiary of IQSTEL Inc. acquired in June 2022. Smartbiz is a US based company that provides international voice termination to niche markets. With this acquisition IQSTEL expanded its telecommunication services offer to markets the company was not serving before. Smartbiz has commercial relations with relevant players in the industry, among which it is worth mentioning the following: Telefonica Global Solutions. S.L, Telintel Ltd, Teliax, Inc Tf, Sistemas Satelitales de Colombia S.A. Esp, and IDT Global Limited.

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

Telecom services represented 100% of our consolidated revenue in 2024. In 2025, revenue from the telecom services represented 91% of the total revenue.

Voice services accounted for 59.83% of the total revenue in 2025 ($189,605,526 out of the total $316,899,498) compared to 66.09% of the total revenue in 2024 ($187,194,236 out of the total $283,220,442).

Telecom Subsidiaries for SMS services:

QGlobal SMS LLC is a 100% owned subsidiary of IQSTEL Inc. QGlobal SMS is a USA based company founded in 2020 specializing in international and domestic SMS termination. QGlobal SMS has a commercial presence in Europe, USA and Latin America, with robust international interconnection with Tier-1 SMS Aggregators, guaranteeing its customers high quality and low termination rates, in over more than 100 countries. Main customers are Computer-Tel Inc., iBasis Communications AG, Telefonica Global Solutions. S.L, Telintel Ltd., and Twilio Ireland Limited.

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

Fintech services:

GlobeTopper, Inc. In July 2025, the Company acquired a 51% controlling interest in GlobeTopper, Inc., a global business-to-business (“B2B”) digital gift card and incentives platform. GlobeTopper provides enterprises with the infrastructure, catalog access, and operational support required to design, source, and manage digital gift card programs across multiple geographies. Its platform enables clients to incorporate digital gift cards into customer acquisition, loyalty, rewards, employee incentives, and other promotional or payment-adjacent use cases. The company continues to expand its catalog and geographic coverage of more than 4,000 merchant brands across multiple regions and industry categories, adding new brands and markets on an ongoing basis. Since 2024, GlobeTopper has processed over 1 million digital gift card transactions through its platform. GlobeTopper operations reported 9% of our revenues for the year ended December 31, 2025.

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

In terms of dollar value, the number portability market in the countries under our analysis is estimated at over $86 million per year. This is based on the actual cost carriers and/or customers have to pay to get the lines ported. Revenues of the Data Base Administrators comes from a monthly fee charged to all participant carriers, plus a fee for every transaction completed over the platform. The monthly fee and the transactions fee vary from country to country.

Our objective is to offer the market conformity by data-based administrators a much more cost-effective solution, which will not only reduce the operating cost, but that will also make the transactions to complete faster without any additional CAPEX.

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

According to recent estimates from the World Bank, remittances to low- and middle-income countries continued their upward trajectory, approaching nearly $700 billion in 2025. Transfers to Latin America and the Caribbean reached record levels, driven largely by strong labor-market participation of regional migrants in the United States. Within the region, remittances grew sharply in several countries: Nicaragua registered increases of over 22%, Guatemala saw growth of around 14%, and Colombia reported gains of more than 14% during the first half of the year. In contrast, Mexico experienced a decline of roughly 4.6% after more than a decade of uninterrupted growth. As a share of GDP, the most recent data show remittances remaining highly significant across Central America and the Caribbean, with El Salvador and Honduras maintaining ratios above 24% and 25% respectively, while Jamaica and Haiti continue to depend heavily on inflows despite varying economic conditions. These metrics show there are business opportunities in the remittances arena and Global Money One has a developed platform to take advantage of them.

Reality Border LLC initially developed an early proof-of-concept immersive digital platform for IQSTEL. Building on that early development work, Reality Border now develops AI software solutions for enterprise and telecommunications applications. Reality Border currently serves as IQSTEL’s AI innovation and product development platform, with activities that include AI agents and related software solutions for web, voice, and contact center environments, as well as integration with telecommunications infrastructure, business systems, and security layers. Reality Border’s current development efforts include software functionality, workflow orchestration, multilingual interaction, system integration, and operational deployment models intended for business use.

Regulations

The following is a summary of what we believe to be the material current and proposed international, federal, state, and local laws, regulations, orders, and legislation that could have a material effect on our business, financial condition, and results of operations. This summary is not exhaustive, and new or changed requirements could impose additional material obligations or costs.

Regulation of Telecom in the United States

Telecommunications services in the United States are subject to comprehensive regulation at the federal, state, and local levels. Non-compliance with applicable requirements may result in enforcement actions, including the imposition of interest, fines, or other penalties. The Federal Communications Commission (“FCC”) exercises jurisdiction over all telecommunications common carriers to the extent they provide interstate or international services, including the use of local networks to originate or terminate such traffic. State public utility commissions regulate these same carriers with respect to the provision of intrastate and local services. In addition, local governmental authorities may indirectly affect our operations through zoning restrictions, taxation, permitting and right-of-way requirements, and franchise obligations. Any material changes to the laws, rules, or regulatory frameworks administered by these federal, state, or local authorities could adversely affect our business, operating results, and financial condition.

Regulation of Telecom by the Federal Communications Commission

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order, which requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. Etelix and our other US-based telecom subsidiaries also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service and FCC Regulatory Fees (collectively, the “Other Funds”). Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover from our customers all of our contributions

In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund contributions. Changes in our business (including growth in our fintech or AI operations) could eliminate our ability to qualify for some or all of these exemptions. Changes in regulations may also have an impact on the availability of some or all of these exemptions. If even some of these exemptions become unavailable, they could materially increase our federal Universal Service Fund or Other Funds’ contributions and have a material adverse effect on the cost of our operations and, therefore, on our ability to continue to operate profitably, and to develop and grow our business. We cannot be certain of the stability of the contribution factors for the Other Funds. Significant increases in the contribution factor for the Other Funds in general and the Telecommunications Relay Service Fund in particular can impact our profitability. Whether these contribution factors will be stable in the future is unknown, but it is possible that we will be subject to significant increases.

Regulation of Telecom—International

In connection with our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in Switzerland and Italy (including SwissLink’s recent expansion of its regulatory footprint in Italy in February 2026). In several of the jurisdictions in which we currently operate or intend to operate, our activities are subject to local laws and regulatory frameworks that, among other provisions, may restrict or limit the ability of private telecommunications providers to compete with state-owned or state-authorized incumbent carriers. These regulatory constraints can materially affect the scope and manner in which we are permitted to offer telecommunications services in those markets, increase compliance costs, or require additional licensing or approvals.

Regulation of Internet Telephony

The provision of voice communications services over the Internet and private IP networks is generally subject to a less burdensome regulatory framework than traditional circuit-switched telephony in the United States and many foreign jurisdictions. In numerous markets, these IP-based services are not currently subject to certain taxes, fees, or regulatory assessments that apply to legacy telephony and that would otherwise increase our operating costs. As a result, we are able, in many jurisdictions, to offer VoIP services at pricing levels that are more competitive than those applicable to traditional telephone services. However, legislative and regulatory bodies in the United States and abroad have undertaken efforts to align the regulatory treatment of VoIP with that of traditional telephony. Such initiatives could impose additional fees, taxes, charges, or regulatory obligations on IP-based communications services, which could materially increase our costs and diminish or eliminate our pricing advantages. Moreover, several foreign governments have enacted, or are considering, laws or regulations that restrict or prohibit the provision of voice services over the Internet or private IP networks. These measures could similarly impair our ability to offer VoIP services in affected markets.

Money Transmitter and Payment Instrument Laws and Regulations

Our consumer payment services offerings—including prepaid debit cards, remittances, and mobile top-up services provided through Global Money One and GlobeTopper—are heavily regulated industries. Accordingly, we, and the products and services that we offer in consumer payment services, are subject to a variety of federal and state laws and regulations, including:

•         Banking laws and regulations;

•         Money transmitter and payment instrument laws and regulations (which may require state licensing and ongoing compliance);

•         Anti-money laundering laws (including the Bank Secrecy Act and related know-your-customer (“KYC”) and customer due diligence requirements);

•         Privacy and data security laws and regulations (including applicable state and federal requirements and, where relevant, international frameworks such as GDPR for European operations);

•         Consumer protection laws and regulations;

•         Unclaimed property laws; and

•         Card association and network organization rules (including Mastercard rules applicable to our debit card offerings).

Compliance with these requirements involves significant ongoing costs, reporting obligations, and risk of penalties for noncompliance. Failure to maintain necessary licenses or adhere to these regulations could materially restrict our ability to offer or expand fintech services.

Employees

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of December 31, 2025, we had a total of 100 employees, including all subsidiaries.

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

On April 1, 2019, the Company entered into a Company Purchase Agreement by and between the Company and the Ralf Kohler, which agreement provides for the purchase of 51% of the equity and certain assets of SwissLink Carrier AG (“SwissLink”) (www.swisslink-carrier.com), a Swiss corporation, by the Company.

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

On January 19, 2024, the Company entered into a Share Purchase Agreement with Yukon River Holdings, Ltd. (“Yukon River”), a corporation formed under the laws of the British Virgin Islands concerning the contemplated sale by Yukon River and the purchase by us of 51% of the ordinary shares Yukon River holds in QXTEL LIMITED, a company incorporated in England and Wales.

On November 1, 2024, the Company entered into a binding Memorandum of Understanding (the “Agreement”) with Mr. Ralf Koehler ("Ralf"), SwissLink Carrier Ltd., ("SwissLink") and Impact Trading & Consulting LLC ("Impact") for the purpose of outlining the understanding regarding the exchange of 49% ownership in SwissLink for our shares.

On May 14, 2025, the Company started trading in The NASDAQ Capital Market under the ticker symbol IQST. This milestone marks a defining moment in the company’s journey—from a telecom operator to a high-tech global enterprise.

On May 29, 2025, the Company entered into a Unit Purchase Agreement (the “Agreement”) with Craig Span and GlobeTopper, LLC, a Delaware limited liability company ( “GlobeTopper”), pursuant to which the Company agreed to acquire fifty-one percent (51%) of the membership interests of GlobeTopper. The closing occurred on July 1, 2025.

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

Risks Relating to Business and Financial Condition

Because the Company has identified that substantial doubt exists within their ability to continue as a going concern, there is an increased risk associated with an investment in our Company.

We have continually operated at a loss with an accumulated deficit of $43,276,006 as of December 31, 2025. We have not attained profitable operations and, even though the Company maintains a cash position very close to one third year's operating expenses, we are dependent upon obtaining financing or generating revenue from operations to continue operations for the next twelve months. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We may seek additional funds through private placements of our common stock and/or through debt financing; however, we have no formal commitments or arrangements for such funding, and there can be no assurance that financing will be available on acceptable terms or at all. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is a risk that you could lose the entire amount of your investment in our Company.

Because we have a limited operating history, you may not be able to accurately evaluate our operations.

We have a limited operating history upon which to evaluate the merits of investing in our Company, particularly with respect to our recent diversification into fintech and AI initiatives. Potential investors should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated issues relating to generating sufficient cash flow, managing rapid growth from acquisitions, integrating new business lines, and controlling costs that may exceed current estimates. We expect to continue to incur significant losses into the foreseeable future. We recognize that if the effectiveness of our business plan is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

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

Our failure to obtain future financing or to generate sufficient revenue to meet our financial needs could result in our inability to continue as a going concern, and, as a result, our investors could lose their entire investment.

We may be unable to achieve some, all or any of the benefits that we expect to achieve from our plan to expand our operations.

In the future we may require additional financing for capital requirements and growth initiatives, including integration of recent acquisitions and development of fintech and AI capabilities. Accordingly, we will depend on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, currency volatility, the rate of inflation, and perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber-attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and tensions involving Iran and the Middle East) and/or public policy, including increased state, local or federal taxation, tariffs, sanctions or trade restrictions could adversely affect our operating results and financial condition.

Major public health issues, including pandemics, have adversely affected, and could in the future materially adversely affect, us due to their impact on the global economy and demand for our telecommunications and fintech services; the imposition of protective public safety measures, such as shutdowns and restrictive health mandates; and disruptions in our operations, supply chain, network interconnections, and sales channels, resulting in interruptions to our business and the supply of current products and offering of existing services, and delays in production ramps of new products and development of new services.

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

We have substantial revenue derived from customers outside of the United States, and we may lose revenues and market share due to exchange rate fluctuations and political and economic changes related to foreign business.

A significant portion of our revenue comes from customers and traffic outside of the United States, including high volumes routed to Asia, Africa, and Latin America. Any company conducting foreign business is always subject to economic, political and regulatory uncertainties and risks that are unique to each area of the world. Fluctuations in exchange rates may also affect the prices that foreign customers are willing to pay and may put us at a price disadvantage compared to other competitors. Potentially volatile shifts in exchange rates may negatively affect our financial position and results.

We operate a global business that exposes us to currency, economic and regulatory risks.

Our revenue comes primarily from sales and traffic outside the U.S. and our growth strategy is largely focused on emerging markets in Latin America, Asia, Africa, and the Middle East. Our success delivering solutions and competing in international markets is subject to our ability to manage various risks and difficulties, including, but not limited to:

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

Due to our global operations across 20 countries and recent acquisitions (including QXTEL with offices in the UK, Argentina, Dubai, Serbia, and Turkey), we are subject to many laws governing international relations (including but not limited to the Foreign Corrupt Practices Act, the U.S. Export Administration Act the EU General Data Protection Regulation, and the U.K. Modern Anti-Slavery Act); which prohibit improper payments to government officials and restrict where and how we can do business, what information or products we can supply to certain countries, what personal information we can transfer, and what information we can provide to a non-U.S. government. Although we have procedures and policies in place that should mitigate the risk of violations of these laws, there is no guarantee that they will be sufficiently effective. If, and when we acquire new businesses, we may not be able to ensure that the pre-existing controls and procedures meant to prevent violations of the rules and laws were effective, and we may not be able to implement effective controls and procedures to prevent violations quickly enough when integrating newly acquired businesses. Acquisitions of new businesses in new non-U.S. jurisdictions may also subject us to new regulations and laws, and we may face difficulties ensuring compliance with these new requirements.

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

A reduction in our prices to compete with any other offers in the market will not always guarantee an increase in traffic, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins. The continued growth of Over-The-Top calling and messaging services, such as WhatsApp, Skype and Viber have adversely affected the use of traditional phone communications. We expect this IP-based service, which offers voice communications for free, to continue to increase, which may result in increased substitution on our service offerings.

Our subsidiary GlobeTopper operates in a rapidly evolving digital payments and incentives market, and its business model may not continue to achieve market acceptance.

GlobeTopper’s services depend on continued adoption of digital gift cards, digital incentives, and related payment technologies by enterprises, distribution partners, and end users. Market preferences may shift toward alternative incentive mechanisms, new payment technologies, or competing platforms. If GlobeTopper fails to adapt its offerings to evolving customer needs or technological changes, its growth prospects and financial performance could be adversely affected.

Our products face intense competitive challenges, including rapid technological changes, and pricing pressure from competitors, which could adversely affect our business.

All of our product lines are subject to significant competition from existing and future competitors, market conditions and technological change, or a combination of them, and our sales revenues and gross margins may suffer protracted and serious declines with the result that we would likely incur protracted losses. Further, the barriers to entry in several of our lines of business are relatively low, so we may face competition from new entrants who undercut our prices with products or services that possess superior technological attributes or offer better value to customers. In this instance, we could incur protracted and significant losses and holders of our common stock would suffer losses thereby.

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

Our results of operations may fluctuate as a result of a number of factors, some of which are beyond our control including but not limited to:

•	general economic conditions in the geographies and industries where we sell our services and conduct operations; legislative and regulatory policies where we sell our services and conduct operations;

•	the budgetary constraints of our customers; seasonality;

•	the success of our strategic growth initiatives;

•	costs associated with the launching or integration of new or acquired businesses;

•	timing of new product introductions by us, our suppliers and our competitors; product and service mix, availability, utilization and pricing;

•	the mix, by state and country, of our revenues, personnel and assets;

•	movements in interest rates or tax rates;

•	changes in, and application of, accounting rules;

•	changes in the regulations applicable to us; and

•	litigation matters.

As a result of these factors, we may not succeed in our business, and we could go out of business.

The termination of our carrier agreements and our inability to enter into new carrier agreements in the future could materially and adversely affect our ability to compete, which could reduce our revenues and profits.

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

Our subsidiary GlobeTopper relies on access to a large catalog of merchant brands, and the loss of key merchant relationships could materially impact its business.

GlobeTopper’s value proposition depends on maintaining access to more than 4,000 merchant brands across multiple geographies. Merchant partners may change their distribution strategies, impose new restrictions, or terminate relationships. Any reduction in catalog breadth, particularly among high-demand brands, could reduce client demand and negatively affect revenue.

Our customers could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our 37 largest customers (representing approximately 5.37% of our total customer base) collectively accounted for 90% of total consolidated revenues in fiscal year 2025. Although we are somewhat insulated from nonpayment because approximately 30% of our revenue is prepaid, this concentration of revenue increases our exposure to non-payments and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

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

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. We have researched the situation and do not believe that any material internal or customer information has been compromised.

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

Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users particularly in our fintech and telecommunications operations. The use of consumer data by online service providers is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Many states have passed laws requiring notification to users where there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks in international markets where our products and services are offered. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any applicable federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of user confidence, damage to our business and brand, and a loss of users, which could potentially have an adverse effect on our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data retention, data transfer and data protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. For example, some countries are considering or have enacted laws mandating that user data regarding users in their country be maintained in their country (data localization requirements). In addition, the EU General Data Protection Regulation (GDPR) and similar frameworks impose operational and compliance requirements that differ from those currently in place in other jurisdictions and include significant penalties for non-compliance.

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

It is also possible that if any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer web-based e-mail services and fintech operations, which expose us to potential risks, such as liabilities or claims, by our users and third parties, resulting from unsolicited communications, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies, property interests, privacy protections, including civil or criminal laws, or interruptions or delays in service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services. In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications.

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

As a critical infrastructure service provider in telecommunications and fintech, we transmit large amounts of data over our systems, and process and store highly sensitive customer data. Consequently we, our third-party service providers, and our customers operate in an industry that is prone to cyber-attacks. Despite our efforts to prevent these events, some of these attacks could result in a material adverse impact to our operations due to distributed denial of service attacks, ransomware attacks, malware, virus, credential harvesting, man-in-the-middle attacks, or social engineering attacks. We do not believe these incidents are likely to have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

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

As a smaller reporting company, we areexempt from certain disclosure requirements, which could make our Common Stock less attractive to potential investors.

We are a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

Since we are no longer eligible for emerging growth company status, we will be subject to the reporting obligations of a smaller reporting company and, if we continue to grow, we may be subject to increased reporting requirements applicable to accelerated filers, which are more onerous than those applicable to smaller reporting companies.

Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, supplemental financial information or risk factors. These scaled disclosure requirements are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

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

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock and/or the conversion of existing outstanding preferred stock into common stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up to 26,000,000 shares of common stock and up to 1,200,000 shares of preferred stock in the discretion of our Board.

The shares of authorized but unissued preferred stock may be issued upon Board of Directors approval; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, conversion rights, voting rights and others, potentially diluting common stockholders or adversely affecting the market price of our common stock.

Our largest shareholders, officers and directors and related parties, Leandro Iglesias and Alvaro Cardona, have substantial control over us and our policies as a result of their holdings in Series A Preferred Stock, and will be able to influence all corporate matters, which might not be in other shareholders’ interests.

There were 10,000 shares of Series A Preferred Stock outstanding as of the date of this Annual Report, with Mr. Iglesias holding 7,000 shares and Mr. Cardona the other 3,000 shares. There were 5,070,743 shares of our common stock issued and outstanding as of the date of this Annual report, with Mr. Iglesias holding 18,436 shares and Mr. Cardona holding 18,066 shares, which together accounts for just over 0.719% of our outstanding common stock. Holders of Series A Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of 51% of the total vote of shareholders, including the election of directors. Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. By virtue of their ownership of Series A Preferred Stock and common stock, they are able to vote at a rate of approximately 51.35% of the total vote of shareholders. They are therefore able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our Company. They could prevent transactions, which would be in the best interests of the other shareholders. Their interests may not necessarily be in the best interests of the shareholders in general.

We do not expect to pay cash dividends in the foreseeable future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment cash of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Risks Related to the Market for our Securities

If a market for our common stock does not develop, stockholders may be unable to sell their shares.

Our common stock is listed on the Nasdaq Capital Market under the symbol “IQST.” Although our shares are listed on a national securities exchange, trading in our common stock has historically been limited, and there can be no assurance that an active or sustained trading market will develop. Limited liquidity may make it difficult for stockholders to sell their shares without adversely affecting the market price. Unless we are able to generate and maintain increased investor interest in our securities, the market price of our common stock may continue to experience significant volatility.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Our stock price is subject to a number of factors, including:

•  Technological innovations or new products and services by us or our competitors;

•  Government regulation of our products and services;

•  The establishment of partnerships with other companies;

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

If our common stock were to be delisted from the Nasdaq Capital Market, we could become subject to the SEC’s “penny stock” rules, which could reduce the level of trading activity in our stock.

Although our common stock is currently listed on the Nasdaq Capital Market and therefore exempt from the SEC’s penny stock rules, any delisting could result in our securities being subject to those rules. The SEC generally defines a “penny stock” as an equity security with a market price of less than $5.00 per share, subject to certain exemptions. The penny stock rules impose additional sales practice and disclosure requirements on broker-dealers that effect transactions in penny stocks, including providing a standardized risk disclosure document, disclosing current bid and ask quotations, detailing broker-dealer compensation, and obtaining a written determination of suitability from the purchaser. These requirements could reduce the level of trading activity in our stock and make it more difficult for investors to sell their shares if our securities become subject to the penny stock rules.

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

None.

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

As described in Item 1A “Risk Factors,” several features of our operations heighten our susceptibility to cyber-attacks, including (i) our material reliance on systems owned, operated or controlled by unaffiliated third-party operators (including carriers and network partners), (ii) our processing and storage of large amounts of sensitive customer data in our telecommunications and fintech operations, and (iii) the complexity of our multi-continent network composed of legacy and acquired systems. Cyber-attacks on our systems may be initiated by a wide variety of intruders, including employees, cyber-criminals, nation state actors and other advanced persistent threat actors, and may include attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities.

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

As of December 31, 2025, the Company has not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition.

The Company continues to monitor its systems and third-party environments for potential threats and to evaluate and enhance our cybersecurity controls as our business evolves, including following acquisitions and the expansion of fintech services.

Item 2. Properties

We do not own any material real property. Our principal executive offices are located at 300 Aragon Avenue, Suite 375, Coral Gables, FL 33134. We lease office and operational space in multiple locations to support our global operations, including facilities in the United States, Argentina, the United Kingdom, Switzerland, Turkey, and Dubai. These leases are generally short-term or cancellable with reasonable notice and are used for administrative, technical, and network operations. The disclosures concerning our leased properties and operational facilities are contained in Item 1. Business above and incorporated herein by reference. We believe our current facilities are adequate for our present needs and that suitable additional or alternative space will be available as required.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings. From time to time, we may become involved in various legal proceedings arising in the ordinary course of our business. We have no current legal proceedings that we believe would have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on The Nasdaq Capital Market under the symbol “IQST”, where it has traded since May 14, 2025. Prior to that date, our common stock was quoted on the OTCQX marketplace.

The Company did not repurchase any shares of its common stock during the fiscal year ended December 31, 2025.

The following table sets forth the high and low sales prices per share of our common stock for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2025

Quarter Ended	High $	Low $
December 31, 2025	3.050	2.840
September 30, 2025	6.850	6.200
June 30, 2025	9.825	9.550
March 31, 2025	12.000	11.760

Fiscal Year Ending December 31, 2024

Quarter Ended	High $	Low $
December 31, 2024	24.752	21.200
September 30, 2024	14.320	13.040
June 30, 2024	22.624	19.760
March 31, 2024	31.600	28.000

On March 31, 2026, the last sales price per share of our common stock was $1.59.

Holders of Our Common Stock

As of March 31, 2026, we had 5,070,743 shares of our common stock issued and outstanding, held by approximately 82 stockholders of record at our transfer agent, with additional stockholders holding our shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

We do not have an equity compensation plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company issued 2,130,808 shares of common stock valued at fair market value on issuance as follows:

•	475,125 shares for conversion of Series D Preferred Stock;

•	7,500 shares for compensation to our directors valued at $81,813;

•	1,271,720 shares for conversion of debt of $5,640,893;

•	264,980 shares for settlement of debt of $1,886,658;

•	32,400 shares for service valued at $223,200;

•	3,563 shares for common stock payable value at $82,194;

•	75,529 shares for stock dividend valued at $500,000;

•	(9) shares for reverse stock split adjustment.

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

Results of Operations for the Years Ended December 31, 2025 and 2024

Net Revenue

Our net revenue for the year ended December 31, 2025 was $316,899,498 as compared with $283,220,442 for the year ended December 31, 2024. These numbers reflect an increase of 12% year over year on our consolidated Revenues.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2025 and 2024:

	Revenue Year Ended December 31,
Subsidiary	2025	2024
IQSTEL Inc	$220,755	$—
Etelix.com USA, LLC	31,748,230	75,405,682
SwissLink Carrier AG	22,394,346	13,349,998
QGlobal LLC	1,766,881	1,694,891
IoT Labs LLC	117,370,459	94,170,000
Smartbiz Telecom	12,743,474	21,435,486
Whisl Telecom	2,916,447	4,301,577
QXTEL Limited	141,624,991	95,681,790
GlobeTopper LLC	27,955,101	—
	$358,740,684	$306,039,424

Intercompany eliminations	(41,841,186)	(22,818,982)
	$316,899,498	$283,220,442

The continued growth in revenue is the result of the development of our commercial strategy, including the strengthening of our commercial and operational activities, as well as intercompany synergies developed throughout the year. The largest revenue concentration comes from IOT, which increased by 25% compared to last year, and QXTEL, which since its inclusion in mid-2024 continues to represent the highest share of revenue, accounting for 39% of the total volume for this period. The increase also includes the contribution from the newly acquired subsidiary, GlobeTopper LLC, which was consolidated starting July 1, 2025.

In 2024, our revenue was entirely derived from telecommunications services, with approximately 33.91% generated from SMS and 66.09% from voice. In 2025, our revenue mix evolved meaningfully: SMS increased to 36.6%, voice represented 54.51%, and our newly launched fintech operations contributed 8.89% of total revenue. The continued expansion of SMS traffic is strategically beneficial, as SMS services generally carry higher gross margins than traditional voice offerings, supporting improvements in our overall profitability profile. In addition, the introduction of fintech as a new revenue-generating segment reflects the early stages of a broader diversification strategy, reducing reliance on a single business line and positioning the Company with a more balanced and resilient revenue base over time.

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

Cost of Revenue

Our total cost of revenue for the year ended December 31, 2025 was $307,442,244 as compared with $274,948,693 for the year ended December 31, 2024.

When looking at the numbers by subsidiary, we have the following breakout for the years ended December 31, 2025 and 2024:

	Cost of Revenue Year Ended December 31,
Subsidiary	2025	2024
IQSTEL Inc	$52,770	$—
Etelix.com USA, LLC	31,097,001	74,848,503
SwissLink Carrier AG	21,568,250	12,541,394
QGlobal LLC	1,183,985	1,300,453
IoT Labs LLC	116,258,375	92,196,261
Smartbiz Telecom	11,801,401	20,508,454
Whisl Telecom	2,441,573	3,606,438
QXTEL Limited	136,995,565	92,486,843
GlobeTopper LLC	27,403,231	—
	$348,802,151	$297,488,346

Intercompany eliminations	(41,359,907)	(22,539,653)
	$307,442,244	$274,948,693

Our cost of revenue consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in vendor’s network, as well as the costs of the digital prepaid products related to Fintech (GlobeTopper) operations.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above. We have reached a higher volume of revenue and every additional unit sold (Telecom and Fintech) has its corresponding termination cost.

Our cost of revenue for the year ended December 31, 2025 was $307,442,244 as compared with $ 274,948,693 for the year ended December 31, 2024. These numbers reflect an increase of 12% year over year.

The consolidation of GlobeTopper, along with the traffic volumes generated by QXTEL and the portfolio reorganization among subsidiaries, highlights the synergies created through the group’s commercial and operational integration. As a result, intercompany transactions have increased, supporting our strategy to optimize routing and improve cost efficiency. This is expected to contribute positively to future revenue and margin performance.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, increased from $8,271,749 in 2024 to $9,457,254 in 2025, which is an increase of 14% year-over-year.

The Company’s traffic mix continues to shift toward higher-margin services, reinforcing the strategic evolution of its telecom portfolio. In 2025, the business carried 17.4 billion SMS and short-code messages, up from 13.9 billion in 2024, an increase of 3.5 billion messages or 25.18% year over year. While this growth follows an exceptional 32.94% expansion from 2023 to 2024, the sustained double-digit trajectory highlights the strengthening role of SMS within the Company’s service mix. Because SMS consistently delivers superior gross margins compared to traditional voice, this shift not only expands volumes but also enhances the overall profitability profile of the communications segment, signaling a deliberate and effective enrichment of the Company’s product offering

This trend is reflected in our quarterly performance: total gross margin increased from 2.74% in the fourth quarter of 2024 to 3.46% in the fourth quarter of 2025, representing a 26.17% year-over-year improvement.

	Cost of Revenue for the Three Months Ended December 31,
Description	2025	2024
Revenue	$84,215,893	$98,920,186
Cost of Revenue	81,305,798	96,211,006
	$2,910,095	$2,709,180
Gross margin %	3.46%	2.74%

Operating Expenses

Operating expenses for the year ended December 31, 2025 were $13,709,264 as compared with $9,105,813 for the year ended December 31, 2024. The detail by major category is reflected in the table below:

	Operating Expenses Year Ended December 31,
Category	2025	2024
Salaries, Wages and Benefits	$3,803,370	$3,639,319
Technology	1,617,232	1,192,185
Professional Fees	916,349	1,110,773
Legal & Regulatory	351,570	328,500
Travel & Events	286,176	234,295
Public Cost	120,945	102,773
Advertising	1,878,274	968,206
Bank Services and Fees	238,725	211,591
Depreciation and Amortization	627,667	499,535
Office, Facility and Other	1,370,092	529,892
Insurances	18,902	63,534
Bad debt expense	6,397	1991
	$11,235,699	$8,882,594

Stock-based compensation	305,013	223,219
Impairment loss of goodwill	2,168,552	—
	$13,709,264	$9,105,813

When looking at the numbers by subsidiary, we have the following:

	Operating Expenses Year Ended December 31,
Subsidiary	2025	2024
IQSTEL Inc	$4,158,073	$2,881,662
Etelix.com USA, LLC	495,897	428,603
SwissLink Carrier AG	989,396	974,233
Itsbchain	2,639	14,788
QGlobal LLC	380,029	552,388
IoT Labs LLC	293,111	246,254
Global Money One	1,006	762
Smartbiz Telecom	960,303	800,922
Whisl Telecom	334,937	978,760
QXTEL Limited	3,883,944	2,227,441
GlobeTopper LLC	547,002	—
	$12,046,337	$9,105,813
Intercompany eliminations	(505,625)	—
	$11,540,712	$9,105,813
Impairment loss of goodwill	2,168,552	—
	$13,709,264	$9,105,813

General and administration expenses increased from $9,105,813 to $13,709,264 as of December 2025. IQSTEL represents the largest share of general and administration expenses for the period at 30%, followed by QXTEL with 28%.

The increase compared to the prior year is mainly driven by the expansion of the group and the consolidation of QXTEL and GlobeTopper. The most significant variations include the increase in technology expenses related to the deployment and upgrade of the switching platform to support all subsidiaries, which is expected to generate cost efficiencies once the migration process is completed.

Additionally, the Company recognized a non-cash goodwill impairment of $2,168,552. Including this effect, total operating expenses reached $13,709,264, representing an increase of 50.56% compared to the prior year. This adjustment is non-recurring in nature and does not impact cash flow.

The underlying increase in operating expenses is primarily related to higher salaries, depreciation and amortization, and general administrative costs, in line with the growth of the business and the integration of newly consolidated subsidiaries. Advertising expenses also increased to support commercial expansion, while insurance expenses decreased during the period.

We are continually identifying operational synergies among all of our subsidiaries to be more cost efficient.

Other Income (Expenses)

We had other expenses of $4,136,551 for the year ended December 31, 2025, as compared with other expense of $3,951,942 for the year ended December 31, 2024. The increase in Other Expenses in 2025 compared to 2024 is due largely to the loss on settlement of debt and salary payable of $2,441,462 for the year ended December 31, 2025 compared to $482,085 for the year ended December 31, 2024.

Net Loss

We finished the year ended December 31, 2025 with a net loss of $8,510,266 as compared to a loss of $5,180,036 during the year ended December 31, 2024. The results for the period were significantly impacted by expenses at the holding entity (IQSTEL), which include a high component of interest and other financial expenses related to the funds borrowed for the acquisition of QXTEL Limited.

Additionally, during 2025, the Company recognized a non-cash goodwill impairment of $2,168,552, which represents a material, non-recurring expense for the period and does not impact the Company’s cash flow. Excluding this effect, the variation in net loss would have been less pronounced.

Our Telecom Division, currently the primary source of revenue for the Company, continued to generate positive Operating Income. Meanwhile, our pre-revenue companies are operating with minimal expenses, focused solely on completing product and service development prior to their market launch. As we have indicated on several occasions, our strategy is to strengthen our telecommunications division so that it can serve as a lever for the development of new lines of business, such as Fintech which is already generating revenue, Cybersecurity and AI.

A comparison of the tables below highlights the progress of our Telecom Division, as evidenced by the increase in revenue, gross profit, and operating income for both the three- and twelve-month periods ended December 31, 2025. As we have previously stated, our strategy remains centered on strengthening the telecommunications segment to serve as a growth engine for the development and expansion of new business lines.

Our telecom division revenues have increased year over year. Additionally, its gross profit has risen by 6%, going from $8,271,749 to $8,737,399.

On the other hand, our Fintech division continues to strengthen its position within the Group’s strategy. For the year ended 2025, the division reported revenues of $27,955,101 and operating expenses of $547,002, resulting in operating income of $4,868 and net income of $2,176.

This performance reflects the initial contribution from GlobeTopper, which was incorporated during 2025 and represents an important milestone for the development of this business line. While the division did not generate profits in 2024, the progress achieved in 2025 demonstrates the Company’s commitment to expanding its presence in the fintech segment and leveraging new opportunities that can also support the growth of our other business lines.

	Telecom Division		Fintech Division		Pre-revenue companies		IQSTEL		Consolidated
	Year Ended Dec 31, 2025	Year Ended Dec 31, 2024	Year Ended Dec 31, 2025	Year Ended Dec 31, 2024	Year Ended Dec 31, 2025	Year Ended Dec 31, 2024	Year Ended Dec 31, 2025	Year Ended Dec 31, 2024	Year Ended Dec 31, 2025	Year Ended Dec 31, 2024
Revenues	288,723,642	283,220,442	27,955,101	—	—	—	220,755	—	316,899,498	283,220,442
Cost of revenue	279,986,243	274,948,693	27,403,231	—	—	—	52,770	—	307,442,244	274,948,693
Gross profit	8,737,399	8,271,749	551,870	—	—	—	167,985	—	9,457,254	8,271,749

Operating expenses
General and administration	6,831,992	6,208,601	547,002	—	3,645	15,550	4,158,073	2,881,662	11,540,712	9,105,813
Impairment loss of goodwill	—	—	—	—	—	—	2,168,552	—	2,168,552	—
Total Operating Expenses	6,831,992	6,208,601	547,002	—	3,645	15,550	6,326,625	2,881,662	13,709,264	9,105,813

Operating income/(loss)	1,905,407	2,063,148	4,868	—	(3,645)	(15,550)	(6,158,640)	(2,881,662)	(4,252,010)	(834,064)

Other income (expense)	(113,219)	41,124	(2,692)	—		(120)	(4,020,640)	(3,992,946)	(4,136,551)	(3,951,942)
Net income (loss) before income taxes	1,792,188	2,104,272	2,176	—	(3,645)	(15,670)	(10,179,280)	(6,874,608)	(8,388,561)	(4,786,006)
Income taxes	(118,143)	(394,030)	—	—	—	—	(3,562)	—	(121,705)	(394,030)
Net income (loss)	1,674,045	1,710,242	2,176	—	(3,645)	(15,670)	(10,182,842)	(6,874,608)	(8,510,266)	(5,180,036)

Depreciation and Amortization	619,253	499,535	8,414	—	—	—	—	—	627,667	499,535
Interest expense	31,147	41,611	2,692	—	—	—	1,120,567	2,117,814	1,154,406	2,159,425
FX Gains/Losses	43,461	—	6,701	—	—	—	(1,501)		48,661
Loss on settlement of debt	—	—	—	—	—	—	2,224,481	482,085	2,224,481	482,085
Loss on settlement of salary payable	—	—	—	—	—	—	216,981		216,981	—
Stock-based compensation	—	—	—	—	—	—	305,013	223,219	305,013	223,219
Impairment loss of goodwill	—		—				2,168,552		2,168,552	—
Other non recurrent	153,786	—	—	—	—	—	—	—	153,786	—
Taxes	189,365	394,030	0	—	—	—	3,562	—	192,927	394,030
Change in fair value of derivatives								1,393,046		1,393,046
Adjusted EBITDA	2,711,057	2,645,418	19,983	—	(3,645)	(15,670)	(4,145,187)	(2,658,444)	(1,417,792)	(28,696)

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

•         Impairment loss of Goodwill: This represents a non-cash, non-recurring charge related to the deterioration in the value of goodwill and does not impact the Company’s cash flow.

•         Tax Provision: This adjustment reflects the recognition of income tax expense, which may vary depending on jurisdictional results and does not directly reflect the Company’s core operating performance.

We believe Adjusted EBITDA offers a clearer view of the cash-generating potential of our business, excluding non-recurring, non-cash, and non-operational impacts.

According to our adjusted EBITDA analysis, our Telecommunications division continues to be a high-performing segment generating solid operating profits, as adjusted EBITDA for the current period increased by 2.35% compared to the prior period. Meanwhile, the contribution of our Fintech business, which debuted with an EBITDA of $19,983, representing a significant milestone in the diversification of our business lines and supporting the Company's long-term growth strategy.

Consolidated figures show a negative Adjusted EBITDA; while this isn’t ideal, we are in a transitional period, scaling operations and investing heavily in growth initiatives with the execution of our M&A plan. Management has also identified areas for cost-cutting and operational improvements and has acted in that direction

Goodwill Impairment Analysis

During the year ended December 31, 2025, the Company performed its annual goodwill impairment assessment in accordance with ASC 350, Intangibles—Goodwill and Other. Consistent with our policy, each reporting unit was evaluated by comparing its estimated fair value to its carrying amount. Management engaged an independent valuation firm to assist in the determination of fair value using a discounted cash flow approach and market participant assumptions. The analysis indicates, “the carrying value of SwissLink Carrier AG, IoT Labs, LLC, Smartbiz Telecom, LLC and Whisl Telecom are in excess of its fair value indicating impairment in the amount of $402,445, $81,782, $796,690, and $887,635, respectively.”

Based on this analysis, the Company recorded total goodwill impairment charges of approximately $2.17 million for the year ended December 31, 2025. These non-cash charges reflect changes in the long-term financial outlook of the affected reporting units, including updated assumptions regarding revenue growth, margin performance, and discount rates. The impairment charges do not impact the Company’s liquidity, cash flows from operations, or compliance with debt covenants. Management will continue to monitor macroeconomic conditions, reporting-unit performance, and other triggering events that may require interim impairment testing.

Liquidity and Capital Resources

As of December 31, 2025 we had total current assets of $36,162,424, compared with total current liabilities of $34,606,407, resulting in a positive working capital of $ 1,556,017 and a current ratio of approximately 1.04 to 1.

Following is a table with summary data from the consolidated statements of cash flows for the years ended December 31, 2025 and 2024, as presented.

	2025	2024
Net cash used in operating activities	$(3,844,872)	$(2,930,306)
Net cash used in investing activities	(239,651)	(3,162,971)
Net cash provided by financing activities	3,729,525	7,240,966
Net change in cash	$(354,998)	$1,147,689

Our operating activities used $3,844,872 in the year ended December 31, 2025, as compared with $2,930,306 used in operating activities in the year ended December 31, 2024. Our cash flow from operations varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Investing activities used $239,651 for the year ended December 31, 2025, as compared with $3,162,971 used in investing activities for the year ended December 31, 2024. The cash used in 2024 in investing activities is largely due to the acquisition of QXTEL, where the Company invested $2,955,121, while in 2025 the cash used in investing activities was largely purchases of property and equipment totaling $113,020.

Financing activities provided $3,729,525 for the year ended December 31, 2025, as compared to $7,240,966 provided for the year ended December 31, 2024. The cash provided in 2025 was largely from loans. We have financed our operations largely through private placements and secured and unsecured debt.

Material Cash Requirements

The Company’s material cash requirements include:

  Working capital needs associated with high-volume telecom traffic settlement cycles.
  Vendor and carrier payments, including interconnection fees, SMS termination costs, and network capacity charges.
  Debt service obligations, including interest and scheduled principal payments under existing credit facilities.
  Capital expenditures related to network infrastructure, platform development, and AI-driven software enhancements.
  Regulatory and compliance costs, including licensing, audits, and data protection requirements across multiple jurisdictions.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the twelve-month period ended December 31, 2025.

Critical Accounting Policies

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025; however, we consider our critical accounting policies to be those related to the allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of financial instruments and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. No allowance for doubtful accounts was recorded as of December 31, 2025 or 2024. During the years ended December 31, 2025 and 2024, the Company recorded bad debt expense of $6,397 and $1,991, respectively.

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

Goodwill Impairment

Goodwill represents the excess purchase consideration over the fair value of identifiable net assets acquired in business combinations. We test goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. The impairment test requires significant judgment and the use of estimates, including projected future cash flows, long-term growth rates, discount rates, and market participant assumptions.

For the annual impairment test performed as of December 31, 2025, the Company engaged an independent valuation specialist to assist in determining the fair value of each reporting unit. The valuation was performed under ASC 350 using a discounted cash flow methodology and fair value measurement concepts under ASC 820. As described in the analysis, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

The analysis concluded that four reporting units—SwissLink Carrier AG, IoT Labs, LLC, Smartbiz Telecom, LLC, and Whisl Telecom—had carrying values that exceeded their estimated fair values, resulting in goodwill impairments of $402,445, $81,782, $796,690, and $887,635, respectively. The determination of fair value is highly sensitive to changes in key assumptions. For example, variations in discount rates, long-term growth rates, or projected cash flows could materially affect the estimated fair value of a reporting unit and potentially result in additional impairment charges in future periods.

Management believes the assumptions used in the impairment analysis are reasonable and consistent with those a market participant would apply. However, because these estimates involve inherent uncertainty, actual results may differ, and future impairment charges may be required if reporting-unit performance falls short of expectations or if macroeconomic conditions deteriorate.

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

The carrying values of our financial instruments, including, cash; accounts receivable; prepaid and other current assets; goodwill; accounts payable; accrued liabilities and other current liabilities; and due from/to related parties approximate their fair values due to the short-term maturities of these financial instruments.

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

 Off Balance Sheet Arrangements

As of December 31, 2025, there were no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide disaggregated disclosures of certain income statement expense captions in the notes to the financial statements. The ASU does not change the presentation of expense captions on the face of the income statement. This guidance will be effective for the Company on January 1, 2027, and the Company is currently evaluating the impact of adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision-usefulness of income tax disclosures, including expanded rate reconciliation categories and disaggregation of income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024. The adoption of the ASU had an impact on our annual income tax disclosures in our consolidated financial statements. We added disclosures for income/(loss) before tax by jurisdiction. We expanded our rate reconciliation disclosures to include disaggregated reconciling items by nature utilizing the 5% threshold and added applicable percentages for each item disclosed. Additionally, we added expanded disclosures for income taxes paid, by jurisdiction utilizing a quantitative threshold of 5% of total income taxes paid. The new standard allows for prospective or retrospective adoption of these disclosure items, and management adopted the ASU on a prospective basis.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm (PCAOB ID 1013);
F-3	Consolidated Balance Sheets as of December 31, 2025 and 2024;
F-4	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024;
F-5	Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2025 and 2024;
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and
F-7	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors iQSTEL, Inc.

Coral Gables, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iQSTEL, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty – See Also Critical Audit Matters Section Below

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and does not have established sources of revenue sufficient to cover its operating costs, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Significant judgment is exercised by the Company in determining revenue recognition for customer agreements, and includes the pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

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

•   We evaluated management’s significant accounting policies for compliance with accounting principles generally accepted in the United States of America.

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

Goodwill Impairment

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company recorded

$2,168,552 of goodwill impairment during the year ended December 31, 2025. The Company evaluates its goodwill and intangible assets annually or when events or circumstances, such as declines in operating results or sustained market capitalization below the Company’s carrying value, require.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures related to the Company’s goodwill impairment analysis included the following:

•  We evaluated the design of certain internal controls over the Company’s goodwill impairment process

•  We evaluated the Company’s assessment of the value of reporting units under the discounted cash flow method.

• We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the valuation methodologies and significant assumptions selected by management.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2020. Pittsburgh, Pittsburgh, Pennsylvania

April 6, 2026

IQSTEL INC

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash	$2,155,359	$2,510,357
Accounts receivable, net	30,259,020	57,158,967
Inventory	30,658	30,658
Due from related parties	639,519	630,715
Prepaid and other current assets	3,077,868	2,684,349
Total Current Assets	36,162,424	63,015,046

Property and equipment, net	615,048	561,802
Intangible asset, net	6,957,404	7,438,654
Goodwill	5,790,049	6,750,045
Deferred tax assets	459,472	243,108
Other assets	1,103,538	999,083
TOTAL ASSETS	$51,087,935	$79,007,738

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,167,288	$2,129,241
Accrued and other current liabilities	19,050,496	55,624,784
Contract liabilities	1,391,377	—
Due to related parties	65,829	26,613
Loans payable - net of discount of $127,170 and $62,898, respectively	4,020,833	2,455,641
Loans payable - related parties	125,409	720,485
Convertible notes - net of discount of $0 and $138,654, respectively	—	1,864,432
Contingent liability for acquisition of subsidiary	285,175	1,000,000
Stock payable for acquisition of subsidiary	500,000	—
Total Current Liabilities	34,606,407	63,821,196

Convertible notes - net of discount of $0 and $210,296	—	3,011,926
Loans payable, non-current	31,302	—
Employee benefits, non-current	169,599	274,353
TOTAL LIABILITIES	34,807,308	67,107,475

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 59,276 and 35,537 shares issued and outstanding, respectively	59	36
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 100,000 designated; $0.001 par value, 18,020 and 0 shares issued and outstanding, respectively	18	—
Common stock: 26,000,000 authorized; $0.001 par value 4,668,017 and 2,537,209 shares issued and outstanding, respectively	4,668	2,537
Additional paid in capital	54,455,615	39,943,924
Accumulated deficit	(43,276,006)	(32,703,410)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of IQSTEL Inc.	11,159,024	7,217,757
Equity attributable to noncontrolling interests	5,121,603	4,682,506
TOTAL STOCKHOLDERS' EQUITY	16,280,627	11,900,263

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,087,935	$79,007,738

The accompanying notes are an integral part of these consolidated financial statements.

IQSTEL INC

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024

Revenues	$316,899,498	$283,220,442
Cost of revenue	307,442,244	274,948,693
Gross profit	9,457,254	8,271,749

Operating expenses
General and administration	11,540,712	9,105,813
Impairment loss of goodwill	2,168,552	—
Total operating expenses	13,709,264	9,105,813

Operating loss	(4,252,010)	(834,064)

Other income (expense)
Other income	118,833	94,974
Other expenses	(199,523)	(12,360)
Interest expense	(1,614,399)	(2,159,425)
Change in fair value of derivative liabilities	—	(1,393,046)
Loss on settlement of debt	(2,224,481)	(482,085)
Loss on settlement of salary payable	(216,981)	—
Total other expense	(4,136,551)	(3,951,942)

Net loss before provision for income taxes	(8,388,561)	(4,786,006)
Income taxes	(121,705)	(394,030)
Net loss	(8,510,266)	(5,180,036)
Less: Net income attributable to noncontrolling interests	653,717	811,531
Net loss attributed to IQSTEL Inc.	$(9,163,983)	$(5,991,567)

Dividend on Series B Preferred Stock	(624,486)	(627,710)
Undeclared dividend on Series D Preferred Stock	(70,570)	—
Net loss attributed to stockholders of IQSTEL Inc.	$(9,859,039)	$(6,619,277)

Comprehensive loss
Net loss	$(8,510,266)	$(5,180,036)
Foreign currency adjustment	—	—
Total loss	$(8,510,266)	$(5,180,036)
Less: Comprehensive income attributable to noncontrolling interests	653,717	811,531
Net comprehensive loss attributed to IQSTEL Inc.	$(9,163,983)	$(5,991,567)

Basic and diluted loss per common share	$(2.86)	$(2.86)

Weighted average number of common shares outstanding - Basic and diluted	3,452,198	2,314,413

The accompanying notes are an integral part of these consolidated financial statements.

IQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the years ended December 31, 2025 and 2024

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2023	10,000	$10	31,080	$31	—	$—	2,151,620	$2,152	$34,530,862	$(26,084,133)	$(25,340)	$8,423,582	$(377,710)	$8,045,872

Series B Preferred stock issued as dividend	—	—	8,959	10	—	—	—	—	627,700	(627,710)	—	—	—	—
Common stock issued for compensation	—	—	—	—	—	—	7,500	8	141,017	—	—	141,025	—	141,025
Common stock issued for settlement of debt	—	—	—	—	—	—	37,590	38	483,632	—	—	483,670	—	483,670
Common stock issued for conversion of debt	—	—	—	—	—	—	76,326	76	671,590	—	—	671,666	—	671,666
Common stock issued in conjunction with convertible notes	—	—	—	—	—	—	44,192	44	597,733	—	—	597,777	—	597,777
Common stock issued for the extension of debt	—	—	—	—	—	—	8,081	8	116,356	—	—	116,364	—	116,364
Common stock issued for warrant exercises	—	—	—	—	—	—	125,000	125	1,099,875	—	—	1,100,000	—	1,100,000
Common stock issued for conversion of series B preferred stock	—	—	(4,502)	(5)	—	—	56,275	56	(51)	—	—	—	—	—
Common stock issued for cash	—	—	—	—	—	—	30,625	31	99,969	—	—	100,000	—	100,000
Resolution of derivative liabilities upon exercise of warrant	—	—	—	—	—	—	—	—	1,493,046	—	—	1,493,046	—	1,493,046
Common stock payable	—	—	—	—	—	—	—	—	82,194	—	—	82,194	—	82,194
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	4,248,685	4,248,685
Net income (loss)	—	—	—	—	—	—	—	—	—	(5,991,567)	—	(5,991,567)	811,531	(5,180,036)
Balance - December 31, 2024	10,000	$10	35,537	$36	—	$—	2,537,209	$2,538	$39,943,923	$(32,703,410)	$(25,340)	$7,217,757	$4,682,506	$11,900,263

Series B Preferred stock issued as dividend	—	—	17,168	17	—	—	—	—	624,469	(624,486)	—	—	—	—
Series B Preferred stock issued for settlement of salary payable	—	—	6,571	6	—	—	—	—	848,475	—	—	848,481	—	848,481
Series D Preferred stock issued for settlement of debt	—	—	—	—	37,110	37	—	—	4,708,295	—	—	4,708,332	—	4,708,332
Common stock issued for conversion of series D preferred stock	—	—	—	—	(19,090)	(19)	475,125	475	(456)	—	—	—	—	—
Common stock issued for compensation	—	—	—	—	—	—	7,500	8	81,805	—	—	81,813	—	81,813
Common stock issued for conversion of debt	—	—	—	—	—	—	1,271,720	1,271	5,639,622	—	—	5,640,893	—	5,640,893
Common stock issued for settlement of debt	—	—	—	—	—	—	264,980	265	1,886,393	—	—	1,886,658	—	1,886,658
Common stock issued for service	—	—	—	—	—	—	32,400	32	223,168	—	—	223,200	—	223,200
Common stock issued for common stock payable	—	—	—	—	—	—	3,563	4	(4)	—	—	—	—	—
Common stock dividend	—	—	—	—	—	—	75,529	75	499,925	(500,000)	—	—	—	—
Stock split adjustment	—	—	—	—	—	—	(9)	—	—	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	(284,127)	—	(284,127)	—	(284,127)
Acquisition of subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	(214,620)	(214,620)
Net income (loss)	—	—	—	—	—	—	—	—	—	(9,163,983)	—	(9,163,983)	653,717	(8,510,266)
Balance - December 31, 2025	10,000	$10	59,276	$59	18,020	$18	4,668,017	$4,668	$54,455,615	$(43,276,006)	$(25,340)	$11,159,024	$5,121,603	$16,280,627

The accompanying notes are an integral part of these consolidated financial statements.

IQSTEL INC

Consolidated Statements of Cash Flows

	December 31, Years Ended
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,510,266)	$(5,180,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	305,013	223,219
Bad debt expense	6,397	1,991
Depreciation and amortization	627,667	499,535
Impairment loss	2,168,552	—
Amortization of debt discount	458,610	1,096,725
Change in fair value of derivative liabilities	—	1,393,046
Loss on settlement of debt	2,224,481	482,085
Loss on settlement of salary payable	216,981	—
Deferred income tax (benefit) expense	(216,364)	138,808
Changes in operating assets and liabilities:
Accounts receivable	38,087,145	(56,091,437)
Inventory	—	(3,537)
Prepaid and other assets	(282,574)	(1,235,127)
Due from related parties	—	(20,000)
Accounts payable	2,023,127	4,448,542
Accrued and other current liabilities	(40,953,641)	51,315,880
Net cash used in operating activities	(3,844,872)	(2,930,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of subsidiary, net of cash received	(70,469)	(2,955,121)
Purchase of property and equipment	(113,020)	(151,620)
Payment of loan receivable - related party	(56,162)	(89,832)
Collection of amounts due from related parties	—	33,602
Net cash used in investing activities	(239,651)	(3,162,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	6,965,000	2,494,852
Repayments of loans payable	(30,825)	(1,846,139)
Repayments of note payable issued for acquisition of subsidiary	(2,275,000)	—
Proceeds from loans payable - related parties	—	1,000,000
Repayment of loans payable - related parties	(568,754)	(538,961)
Proceeds from common stock payable	—	100,000
Proceeds from exercise of warrants	—	1,100,000
Proceeds from common stock issued	—	100,000
Proceeds from convertible notes	987,500	5,612,499
Repayment of convertible notes	(1,064,269)	(781,285)
Dividend paid to non-controlling interest	(284,127)	—
Net cash provided by financing activities	3,729,525	7,240,966

Effect of exchange rate changes on cash	—	—

Net change in cash	(354,998)	1,147,689
Cash, beginning of period	2,510,357	1,362,668
Cash, end of period	$2,155,359	$2,510,357

Supplemental cash flow information
Cash paid for interest	$534,163	$879,783

Non-cash transactions:
Series B Preferred stock issued as dividend	$624,486	$627,710
Series B Preferred stock issued for settlement of salary payable	$848,480	$—
Series D Preferred stock issued for settlement of debt	$4,708,332	$—
Common stock issued for settlement of debt	$1,886,658	$279,660
Common stock issued in connection with convertible notes	$—	$597,777
Common stock issued for conversion of debt	$5,640,893	$671,666
Common stock issued for modification of debts	$—	$600,034
Cashless warrant exercised	$—	$1,814
Common stock issued for conversion of preferred stock	$475	$4,502
Common stock issued for common stock payable	$4	$—
Common stock dividend	$500,000	$—
Resolution of derivative liabilities	$—	$1,493,046
Note payable issued for acquisition of subsidiary	$1,100,000	$2,000,000
Contingent liability for acquisition of subsidiary	$285,175	$1,000,000
Stock payable for acquisition of subsidiary	$500,000	$—
Purchase of vehicle with financing loan and a related party advance	$86,643	$—
Stock split adjustment	$75	$—

The accompanying notes are an integral part of these consolidated financial statements.

IQSTEL INC

Notes to the Consolidated Financial Statements

December 31, 2025

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

The Company is a technology company with a presence in 20 countries and approximately 100 employees that is offering leading-edge services through its three business divisions.

The Telecom Division, which represents the majority of current operations and which also represents 91% of all of the Company’s revenues, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions, and international fiber-optic connectivity through its subsidiaries: Etelix.com USA, LLC, SwissLink Carrier AG, Smartbiz Telecom LLC, Whisl Telecom LLC, IoT Labs, LLC, QGlobal SMS, LLC, and QXTEL LIMITED.

Also under the Telecom Division, the Company’s developing Blockchain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through its subsidiary, ItsBchain, LLC.

The Company’s developing Fintech Business Line offers a complete Fintech ecosystem MasterCard Debit Card, US Bank Account (No SSN Needed), Mobile App/Wallet (Remittances, Mobile Top Up). The Company’s Fintech subsidiary, Global Money One Inc., is to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home. Additionally, GlobeTopper LLC (www.GlobeTopper.com) our most recent acquisition, plays a strategic role in supporting the expansion and integration of our business divisions. Through its operations, the Company continues to strengthen its global presence and enhance the synergy in Fintech segments through its solution for gift card programs, representing 9% of our revenues for the year ended December 31, 2025.

Our developing Artificial Intelligence (AI) division, Reality Border (www.realityborder.com), initially developed an AI-enhanced immersive digital experience platform intended to support customer interaction and content presentation in virtual environments. Building on that early development work, including conversational interfaces, multilingual interaction models, and AI-driven workflow design, Reality Border now develops practical AI software solutions for enterprise and telecommunications applications.

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

Reverse stock split

The Company announced a reverse stock split effective on May 2, 2025 (the “Market Effective Date”). The Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-80. Prior to the Reverse Stock Split, the Company was authorized to issue 300,000,000 shares of Common Stock. As a result of the Reverse Stock Split, the Company is authorized to issue 3,750,000 shares of Common Stock. As of December 31, 2024, there were 202,976,685 shares of Common Stock outstanding and there were 182,211,063 weighted average number of common shares outstanding for the year ended December 31, 2024. As a result of the Reverse Stock Split, there were 2,537,209 shares of Common Stock outstanding at December 31, 2024 and there were 2,314,413 weighted average number of common shares outstanding for the year ended December 31, 2024. All issued and outstanding common stock, options and warrants to purchase common stock and per share amounts contained in this report have been adjusted retroactively to reflect the change in capital structure for all periods presented.

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

The functional currency and reporting currency of Etelix, QGlobal, ItsBchain, IoT Labs, Whisl, Smartbiz, Global Money One, QXTEL and GlobeTopper is the U.S. dollar, while SwissLink’s functional currency was the Swiss Franc (“CHF”). At January 1, 2024, we changed the functional currency of SwissLink from their respective local currency to the US dollar. The change in functional currency is due to increased exposure to the US dollar as a result of a change in facts and circumstances in the primary economic environment in which this subsidiary operates. The effects of the change in functional currency were not significant to our consolidated financial statements.

For the years ended December 31, 2025 and 2024, the Company recorded exchange loss of $41,964 and $0, respectively, recorded in General and administrative expense.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at December 31, 2025 and 2024.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. No allowance for doubtful accounts was recorded as of December 31, 2025 or 2024. During the years ended December 31, 2025 and 2024, the Company recorded bad debt expense of $6,397 and $1,991, respectively.

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

As a result of the evaluation of goodwill, the Company recognized $2,168,552 impairment loss of goodwill for the year ended December 31, 2025.

The following table provides a summary of changes in the carrying amounts of goodwill.

Balance at December 31, 2023	$5,172,146
Additions	1,577,899
Balance at December 31, 2024	$6,750,045
Additions	1,208,556
Impairment loss	(2,168,552)
Balance at December 31, 2025	$5,790,049

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

Net Income (Loss) Per Share of Common Stock

The Company has adopted ASC 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss to common stockholders less the cumulative undeclared preferred stock dividend by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock and Series D Preferred stock and they were excluded from the computation of diluted net loss per share as the result was anti-dilutive for the years ended December 31, 2025 and 2024.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, accounts receivable, and related party payables. The Company places its cash and cash equivalents with financial institutions of high creditworthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. Based on the Federal Deposit Insurance Corporation (FDIC) applicable in the United Sates, Switzerland’s deposit protection system (Esisuisse) and the Financial Services Compensation Scheme (FSCS) applicable in the U.K., 58.55% of our cash and cash equivalent are protected by the applicable government insurance limits.

During the year ended December 31, 2025, we had 37 customers representing 90% of our revenue compared to 28 customers representing 90% of our revenue for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, 30% and 33% of revenue, respectively, comes from customers under prepayment conditions, which means there are no credit or bad debt risks on that portion of the customers’ portfolio.

Approximately 80% of total accounts receivable are concentrated in balances from the Company’s top 17 customers as of December 31, 2025 compared to the same percentage concentrated in 11 companies as of December 31, 2024. The largest customer as of December 31, 2025 represented 15.06% of the total compared to 40.39% as of December 31, 2024. This concentration may expose the Company to a medium-to-low level of credit risk, as most of these customers are bilateral, meaning they also have accounts payable with the Company.

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

The carrying values of our financial instruments, including, cash; accounts receivable; prepaid and other current assets; goodwill; accounts payable; accrued liabilities and other current liabilities; and due from/to related parties approximate their fair values due to the short-term maturities of these financial instruments.

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

Telecommunications

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

Fintech

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

Cost of revenue

Costs of revenue represent direct charges from vendors that the Company incurs to deliver services to its customers. These costs include usage charges for voice and SMS termination services, which are recognized over time consistent with the Company’s revenue-recognition pattern for these services, as well as the acquisition cost of digital prepaid products purchased from issuing partners for resale, which is recognized at a point in time when the products are made available to customers.

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

Reclassification

Certain amounts in the consolidated financial statements of prior year periods have been reclassified to conform to the current period’s presentation.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations, minimal or negative working capital and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 - ACQUISITIONS

On May 29, 2025, the Company entered into a Unit Purchase Agreement (the “Agreement”) with Craig Span (the “Seller”) and GlobeTopper, LLC, a Delaware limited liability company, pursuant to which the Company agreed to acquire fifty-one percent (51%) of the membership interests of GlobeTopper (the “Transferred Membership Interest”) from the Seller.

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

QXTEL

On January 19, 2024, we entered into a Share Purchase Agreement (“Purchase Agreement”) with Yukon River Holdings, Ltd. (“Yukon River”), a corporation formed under the laws of the British Virgin Islands (“Seller”) concerning the contemplated sale by Seller and the purchase by us of 51% of the ordinary shares Seller holds in QXTEL LIMITED, a company incorporated in England and Wales.

The purchase price (the “Purchase Price”) payable to the Seller for the shares was $5,000,000. Upon the execution of the Purchase Agreement, we agreed to deposit $1,500,000 of the Purchase Price into the trust account of a law firm acting as escrow agent (the “Escrow Agent”) as a nonrefundable deposit to evidence our good faith intention to purchase the shares, which was credited against the Purchase Price.

At closing, in addition to the $1,500,000 with the Escrow Agent that formed part of the Purchase Price, we were required to pay $1,500,000 in cash and $2,000,000 to the Seller, either (A) in the form of a promissory note (the “Promissory Note”), or (B) by the delivery of IQSTEL shares to Seller. Seller could decide the form of payment between the Promissory Note or the shares of IQSTEL, and if a Promissory Note was chosen, we agreed to allow Seller the option to exchange the Promissory Note for shares of IQSTEL. On June 27, 2024, we entered into a second amendment to the Purchase Agreement (the “Amendment”) that required us to issue an amended and restated promissory note to the Seller. We had paid down $200,000 of the note, so the amended and restated promissory note was issued in the principal amount of US $1,800,000. The amended and restated promissory note also changed the payment structure, from installment payments of $200,000 for each of the months of May through November ($1,400,000) with a balloon payment of $600,000, to monthly installments of $75,000 plus interest during 2024, and $212,500 plus interest during the first 6 months of 2025.  We also revised the Earnout Payment due to the Seller. The Earnout Payment was redefined at $721,035 net income, to be achieved in Q2, Q3 and Q4 of 2024. The $1,000,000 payment that IQSTEL had to pay upon achievement of the Earnout Payment was paid in monthly installments during the first half of 2025.

During the years ended December 31, 2025 and 2024, the Company repaid $2,275,000 and $725,000 on the Promissory Note, respectively. The Company included $725,000 repayment in 2024 in acquisition of subsidiary under investing activities.

The acquisition was closed on April 1, 2024. QXTEL has been included in our consolidated results of operations since the acquisition date.

The following table summarizes the fair value of the consideration paid by the Company:

April 1,
Fair Value of Consideration:	2024
Cash	$3,000,000
Promissory note	2,000,000
Contingent liability	1,000,000
Total Purchase Price	$6,000,000

The following table summarizes the identifiable assets acquired and liabilities assumed upon acquisition of QXTEL and the calculation of goodwill:

Total purchase price	$6,000,000

Cash	769,879
Accounts receivable	14,946,919
Due from related party	208,550
Other asset	214,564
Equipment	30,963
Intangible assets recognized	7,700,000
Total identifiable assets	23,870,875

Accounts payable	(14,796,505)
Other current liabilities	(403,584)
Total liabilities assumed	(15,200,089)
Net assets	8,670,786

Non-controlling interest - 49%	(4,248,685)
Total net assets	4,422,101
Goodwill	$1,577,899

Unaudited combined proforma results of operations for the years ended December 31, 2025 and 2024 as though the Company acquired QXTEL and GlobeTopper on January 1, 2024, are set forth below:

	Years Ended
	December 31,
	2025	2024
Revenues	$342,565,167	$350,392,337
Cost of revenues	332,569,239	340,754,714
Gross profit	9,995,928	9,637,623

Operating expenses	14,035,274	10,392,695
Operating loss	(4,039,346)	(755,072)

Other expense	(4,140,878)	(3,934,773)
Income tax	(121,705)	(394,030)
Net loss	$(8,301,929)	$(5,083,875)

NOTE 5 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Other receivable	$298,461	$115,685
Prepaid expenses	2,192,508	2,020,288
Advance payment	21,000	21,000
Tax receivable	63,284	42,673
Deposit for acquisition of asset	356,000	356,000
Security deposit	146,615	128,703
Prepaid Expenses	$3,077,868	$2,684,349

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Telecommunication equipment	$700,417	$709,417
Telecommunication software	800,247	690,742
Vehicle	86,643	—
Other equipment	159,451	155,935
Total property and equipment	1,746,758	1,556,094
Accumulated depreciation and amortization	(1,131,710)	(994,292)
Total property and equipment	$615,048	$561,802

Depreciation expense for the years ended December 31, 2025 and 2024 amounted to $146,417 and $138,597, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at December 31, 2025 and 2024 consisted of the following:

2025

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	99,592
Interconnection agreements	16 years	7,700,000	(842,188)	6,857,812
		$7,799,592	$(842,188)	$6,957,404

2024

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	$99,592
Interconnection agreements	16 years	7,700,000	(360,938)	7,339,062
		$7,799,592	$(360,938)	$7,438,654

Amortization expense for the years ended December 31, 2025 and 2024 amounted to $481,250 and $360,938, respectively.

The following table outlines the estimated future amortization expense at December 31, 2025:

2026	$481,250
2027	481,250
2028	481,250
2029	481,250
2030	481,250
Thereafter	4,451,562
$6,857,812

NOTE 8 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at December 31, 2025 and 2024 consisted of the following

	December 31,	December 31,
	2025	2024
Accrued liabilities	$1,242,848	$928,858
Cost provision	17,190,827	53,939,336
Accrued interest	84,174	118,204
Salary payable - management	68,364	420,447
Salary payable and employee benefit	71,956	88,357
Other current liabilities	241,492	129,582
Income tax payable	150,835	104,614
Total accrued and other current liabilities	$19,050,496	$55,729,398

NOTE 9 - LOANS PAYABLE

Loans payable at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,		Interest
	2025	2024	Term	rate
Martus	$97,401	$103,738	Note was issued on October 23, 2018 and due on January 2, 2026	5.0%
Darlene Covid19	60,703	80,019	Note was issued on April 1, 2020 and due on March 31, 2026	0.0%
Promissory note payable	—	217,391	Note was issued June 11, 2024 and due on June 11, 2025	2.0%
Promissory note payable - acquisition of QXTEL	—	1,275,000	Note was issued April 1, 2024 and due on June 30, 2025	4.9%
Promissory note payable	—	271,739	Note was issued July 16, 2024 and due on July 16, 2025	2.0%
Promissory note payable	—	271,739	Note was issued July 31, 2024 and due on July 31, 2025	2.0%
Promissory note payable	—	190,217	Note was issued September 23, 2024 and due on September 23, 2025	2.0%
Promissory note payable	—	108,696	Note was issued October 4, 2024 and due on September 23, 2025	2.0%
Promissory note payable	794,737	—	Note was issued July 16, 2025 and due on February 26, 2026	24.0%
Promissory note payable	794,737	—	Note was issued August 8, 2025 and due on March 21, 2026	24.0%
Promissory note payable	794,737	—	Note was issued September 11, 2025 and due on April 24, 2026	24.0%
Promissory note payable	531,579	—	Note was issued October 14, 2025 and due on May 27, 2026	24.0%
Promissory note payable	531,579	—	Note was issued November 10, 2025 and due on June 23, 2026	24.0%
Promissory note payable	531,579	—	Note was issued December 22, 2025 and due on August 4, 2026	24.0%
Financing loan	42,253	—	$1,148.94 monthly payment for 48 months through January 2029	7.87%
Total	4,179,305	2,518,539
Less: Unamortized debt discount	(127,170)	(62,898)
Total loans payable	4,052,135	2,455,641
Less: Current portion of loans payable	(4,020,833)	(2,455,641)
Long-term loans payable	$31,302	$—

Loans payable - related parties at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,		Interest
	2025	2024	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0.0%
49% of Shareholder of SwissLink	103,803	237,841	Note is due on demand	5.0%
Minority Shareholder of QXTEL	—	461,038	Note was due on October 1, 2025	4.9%
Total	125,409	720,485
Less: Current portion of loans payable - related parties	125,409	720,485
Long-term loans payable - related parties	$—	$—

During the years ended December 31, 2025 and 2024, the Company borrowed from third parties totaling $7,420,322 and $5,041,532, which includes original issue discount and financing costs of $455,322 and $546,680 and repaid the principal amount of $2,305,825, including repayments of payable issued for acquisition of subsidiary of $2,275,000 and $2,571,139, respectively.

During the year ended December 31, 2025, the Company issued a note payable of $1,000,000 for the earn out payment related to the April 1, 2024 acquisition of a subsidiary. During the year ended December 31, 2025, the Company issued a note payable of $100,000 for consideration related to the July 1, 2025 acquisition of a subsidiary. These notes were fully repaid during the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $556,051 and $293,671 and recognized amortization of discount, included in interest expense, of $179,659 and $300,303, respectively.

During the year ended December 31, 2025, the Company settled loans as follows;

•	Principal amount and accrued interest of 5 notes payable issued in June through October 2024 by issuing 264,980 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $801,255.
•	Principal amount and accrued interest of 3 notes payable issued in June 2025 by issuing 22,131 shares of Series D Preferred Stock. As a result, the Company recorded a loss on settlement of debt of $804,599.
•	Principal amount and accrued interest of 4 notes payable issued in January through May 2025 by issuing 14,979 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $541,290.

During the year ended December 31, 2024, the Company settled 2 loans as follows:

•	Principal amount and accrued interest of a note payable issued in April 2023 by issuing 22,125 shares of common stock. As a result, the Company recorded a loss on settlement of debt of $102,660.
•	Principal amount of future receipts loan issued in April 2024 by early settlement. As a result, the Company recorded a loss on settlement of debt of $27,537.

NOTE 10 - CONVERTIBLE LOANS

Convertible loans at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Issued in fiscal year 2024	$—	$5,225,308
Total convertible notes payable	—	5,225,308
Less: Unamortized debt discount	—	(348,950)
Total convertible notes	—	4,876,358

Less: current portion of convertible notes	—	1,864,432
Long-term convertible notes	$—	$3,011,926

During the years ended December 31, 2025 and 2024, the Company recorded interest expense of $599,738 and $769,027 and recognized amortization of discount, included in interest expense, of $278,951 and $796,422, respectively.

Conversion

During the year ended December 31, 2025, one note holder converted notes with principal amounts of $5,327,485, debt discount of $137,242, accrued interest of $434,150 and conversion fee of $16,500 into 1,271,720 shares of common stock.

During the year ended December 31, 2024, one note holder converted notes with principal amounts of $666,666 and conversion fee of $5,000 into 76,326 shares of common stock.

Settlement

During the year ended December 31, 2025, the Company settled the principal amount of convertible notes of $671,870, debt discount of $58,573 and accrued interest of $34,366 issued in June 2024 through February 2025 to two notes holders by paying cash of $725,000. As a result, the Company recorded a loss on settlement of debt of $77,337.

Issued in fiscal year 2025

During the year ended December 31, 2025, the Company borrowed amounts from third parties totaling $1,113,316, which includes original issue discount and financing costs of $125,816.

Principal	Issuance	Maturity	Interest	Payment
amount	date	Date	rate	schedule
$471,000	February 26, 2025	December 30, 2025	14%	5 payments, one payment of $268,470 and four payments of $67,118, beginning in August 2025
$116,000	February 26, 2025	December 30, 2025	14%	5 payments, one payment of $66,120 and four payments of $16,530, beginning in August 2025
$526,316	March 4, 2025	December 5, 2025	24%	The outstanding balance was paid on December 5, 2025

The notes were convertible at the option of the holders at any time following an event of default, and the conversion price was 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date. Certain notes allowed for the conversion price to be a fixed price of $8.80 per share.

Issued in fiscal year 2024

In January 24, 2024, we entered into a securities purchase agreement (the “SPA”) with M2B Funding Corp., a Florida corporation, for it to purchase up to the principal amount of $3,888,889 in secured convertible promissory notes (the “Notes”) for an aggregate purchase price of $3,500,000 (the “Purchase Price”), which Notes were convertible into shares (“Conversion Shares”) of our common stock with an initial conversion price of $8.8 per share. Each noteholder received shares of common stock (“Kicker Shares”) in an amount equal to ten percent of the principal amount of any Note issued divided by $8.8. The Notes were secured by all of our assets under a Security Agreement signed with the SPA.

The initial tranche was executed in January 2024 for $2,222,222 in face value of Notes and 25,252 Kicker Shares, with an original issue discount of $222,222; second and third tranches were executed in March 2024 for $1,111,111 and $555,556, respectively, in face value of Notes and 12,626 and 6,314 Kicker Shares, with an original issue discount of $111,111 and $55,556, respectively. Each one year note bore interest at 18% per annum.

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

Principal	Issuance	Maturity	Interest	Payment
amount	date	date	rate	schedule
$146,900	March 7, 2024	January 15, 2025	12%	10 payments each in the amount of $16,453 beginning on April 15, 2024
$177,100	March 7, 2024	January 15, 2025	14%	5 payments, one payment of $100,947 and four payments of $25,237, beginning in September 2024
$179,400	July 10, 2024	April 30, 2025	14%	9 payments each in the amount of $22,724 beginning on August 30, 2024
$151,960	September 16, 2024	July 15, 2025	14%	5 payments, one payment of $86,617 and four payments of $21,654, beginning in March 2025
$179,400	October 15, 2024	July 15, 2025	14%	9 payments each in the amount of $22,724 beginning on November 30, 2024
$1,578,947	December 6, 2024	June 4, 2025	24%	Outstanding balance was paid on June 4, 2025

The notes were convertible at the option of the holders at any time following an event of default, and the conversion price was 75% multiplied by the lowest trading price of Company’s common stock during the 10 trading days prior to the conversion date.

NOTE 11 – WARRANTS

On February 12, 2024, we issued a Common Stock Purchase Option (the “Option”) to ADI Funding LLC (“ADI Funding”) for $100,000 that expired on December 31, 2024, for the right to acquire up to 125,000 shares of common stock. The exercise price per share of the common stock under the Option was (i) 70% of the VWAP of the common stock during the then 10 Trading Days immediately preceding, but not including the date of exercise if the VWAP is below $160.00 or (ii) seventy five percent (75%) of the VWAP of the common stock during the then 10 Trading Days immediately preceding, but not including the date of exercise if the VWAP is equal or above $2.00.

ADI Funding had the right and the obligation to exercise, on a “cash basis”, not less than (i) 25,000 of the shares of common stock underlying the option no later than the later of March 31, 2024 or the date on which there is an effective registration statement permitting the resale of the shares by ADI Funding. From and after the occurrence of the above-referenced exercise, each additional exercise of the Option could be in an amount not less than 12,500 shares, which shall occur every thirty (30) days and shall be exercised only on a cash basis. ADI Funding’s obligation to exercise each specified portion of the Option was subject to the exercise price being not less than $8.8.

If the Company issued securities less than the exercise price of the option, ADI Funding had a right to also use that lesser price in the exercise of its Option. The Option also contained rights to any Company distributions and consideration in fundamental transactions.

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

A summary of activity regarding warrants issued as follows:

Warrants Outstanding
		Weighted Average	Weighted Average Remaining
	Shares	Exercise Price	Contractual life (in years)

Outstanding, December 31, 2023	—	$—	—
Granted	125,000	0.88	0.88
Exercised	(125,000)	0.11	—
Forfeited/canceled	—	—	—
Outstanding, December 31, 2024	—	$—	—

The intrinsic value of the warrants at December 31, 2024 was $0. No warrants were outstanding as of and for the year ended December 31, 2025.

NOTE 12 – DERIVATIVE LIABILITIES

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires we assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value at December 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the year ended December 31, 2024, the estimated fair values of the liabilities measured on a recurring basis were as follows:

Year ended
December 31,
2024
Expected term	0.04 - 0.65 years
Expected average volatility	78% - 194%
Expected dividend yield	—
Risk-free interest rate	4.44% - 4.73%

The following table summarizes the changes in the derivative liabilities during the years ended December 31, 2024:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$—

Addition of new derivatives recognized as cash received	100,000
Exercise on issuance of common stock	(1,493,046)
Change in fair value of the warrant	1,393,046
Balance - December 31, 2024	$—

The following table summarizes the change in fair value of derivative liabilities included in the income statement for the years ended December 31, 2025 and 2024, respectively.

	Year ended December 31,
	2025	2024
Addition of new derivatives recognized as loss on derivatives	$—	$—
Revaluation of derivative liabilities	—	1,393,046
Change in fair value of derivative liability	$—	$1,393,046

There were no derivative liabilities outstanding as of and for the year ended December 31, 2025.

NOTE 13 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized capital consists of 26,000,000 shares of common stock with a par value of $0.001 per share.

During the year ended December 31, 2025, the Company issued 2,130,808 shares of common stock, valued at fair market value on issuance as follows:

•          475,125 shares for conversion of Series D Preferred Stock

•          7,500 shares for compensation to our directors valued at $81,813

•          1,271,720 shares for conversion of debt of $5,640,893

•          264,980 shares for settlement of debt of $1,886,658

•          32,400 shares for service valued at $223,200

•          3,563 shares for common stock payable value at $82,194

•          75,529 shares for stock dividend valued at $500,000

•          (9) shares for reverse stock split adjustment

During the year ended December 31, 2024, the Company issued 385,589 shares of common stock and 3,563 shares payable, valued at fair market value on issuance as follows:

•          7,500 shares for compensation to our directors valued at $141,025

•          37,590 shares for settlement of debt valued at $483,670

•          44,192 shares in conjunction with convertible notes valued at $597,777

•          125,000 shares for exercise of warrants for $1,100,000

•          76,326 shares for conversion of debt of $671,666

•          30,625 shares issued for cash of $100,000

•          8,081 shares for the extension of debt valued at $116,364

•          56,275 shares for conversion of Series B Preferred Stock

•          3,563 shares of stock payable for service valued at $82,194 recorded as additional paid in capital at December 31, 2024. Shares were issued on January 16, 2025

At December 31, 2025 and 2024, 4,668,017 and 2,537,209 shares of common stock were issued and outstanding, respectively.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

At December 31, 2025 and 2024, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

In December 2025, the Company declared and issued 17,168 shares Series B stock to our management as dividends, valued at $624,469.

In June 2025, the Company issued 6,571 shares of Series B Preferred Stock to settle salary payable for our CEO and CFO of $631,500. As a result, the Company recorded a loss on settlement of salary payable of $216,981.

In December 2024, a member of Company management converted 4,502 shares of Series B Preferred Stock into 56,275 shares of common stock.

In November 2024, the Company declared and issued 8,959 shares Series B stock to our management as dividends, valued at $627,710.

As of December 31, 2025 and 2024, 59,276 and 35,537 shares of Series B Preferred Stock were issued and outstanding, respectively.

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

At December 31, 2025 and 2024, no Series C Preferred Stock was issued or outstanding.

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

During the year ended December 31, 2025, the Company issued 37,110 shares of Series D Preferred Stock for settlement of debt of $4,708,332.

During the year ended December 31, 2025, 19,090 shares of Series D Preferred Stock were converted into 475,125 shares of common stock.

At December 31, 2025 and 2024, 18,020 and 0 shares Series D Preferred Stock was issued or outstanding.

NOTE 14 – PROVISION FOR INCOME TAXES

Income (loss) before provision for income taxes consisted of the following for the years ended December 31, 2025 and 2024:

	2025	2024
United States	$(8,955,346)	$(5,587,111)
Foreign	566,785	801,105
Total loss before income taxes	$(8,388,561)	$(4,786,006)

The following table presents a reconciliation of the income taxes presented in the Statements of Operations for the years ended December 31, 2025 and 2024:

	2025	2024
The federal and state income tax provision (benefit) is summarized as follows:
Current:
U.S. federal	$10,785	$—
State and local	3,562	—
Foreign	323,722	255,222
Total current provision for income taxes	$338,069	$255,222
Deferred:
U.S. federal	$(517,250)	$—
State and local	—	—
Foreign	300,886	138,808
Total deferred provision for income taxes	$(216,364)	$138,808
Total:
U.S. federal	$(506,465)	$—
State and local	3,562	—
Foreign	624,608	394,030
Total provision for income taxes	$121,705	$394,030

The Company paid income taxes as follows for the years ended December 31, 2025 and 2024:

Income taxes paid:	2025	2024
Federal	$—	$—
Foreign - UK	289,968	279,578
State	4,485	—
Total paid during the year	$294,453	$279,578

The tax effects of temporary differences that give rise to significant components of the Company’s deferred tax assets and liabilities are as follows:

	2025	2024
Deferred tax assets
Interest carryforward	$796,380	$—
Other	17,181	—
Net operating losses	6,199,209	3,215,563
Total deferred tax assets	7,012,770	3,215,563
Valuation allowance	(6,484,923)	(2,972,455)
Total deferred tax assets, net	$527,847	$243,108

Deferred tax liabilities
Intangibles	$(10,598)	$—
Property and equipment	(57,777)	—
Total deferred tax liabilities	(68,375)	—

Net deferred tax assets	$459,472	$243,108

The Change in the valuation allowance for the years ended December 31, was as follows:

	2025	2024
Balance at beginning of year	$2,972,455	$2,392,012
Additions charged to tax expense	3,512,468	580,443
Balance at end of year	$6,484,923	$2,972,455

ASC 740 requires a valuation allowance to reduce deferred tax assets if it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

The Company performed a comprehensive review of its uncertain tax positions and determined that no adjustments were necessary relating to unrecognized tax benefits as of December 31, 2025 and 2024. The Company’s federal and state income tax returns are subject to examination for three years after filing and remain open to examination for those periods.

The components of the Company’s provision for income taxes and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded at December 31, 2025, are as follows:

	December 31,
	2025
U.S. federal statutory tax benefit on pretax loss	$(1,761,598)	21.0%
State and local income taxes, net of federal benefit	3,562	0.0%
Foreign tax effects	505,581	(6.0)%
Switzerland
Changes in Valuation Allowance	147,839	(1.8)%

Other	128,678	(1.6)%
United Kingdom

Other	229,064	(2.7)%

Changes in Valuation Allowance	3,147,091	(37.5)%
Nontaxable or nondeductible items	860,927	(10.3)%
Tax effect of income not subject to entity level federal income tax	(109,282)	1.3%
Equity Debt Settlement	512,707	(6.1)%
Goodwill Impairment	455,396	(5.4)%
Other	2,106	0.0%

Other	(2,633,857)	31.4%
Change in 163j Interest Limitation	(2,189,057)	26.1%
Change in Net Operating Losses	(444,800)	5.3%
Total provision for income taxes	$121,705	(1.5)%

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024, are as follows:

December 31,
2024
Net Operating loss carryforward	$15,392,658
Effective tax rate	21%
Deferred tax asset	3,232,458
Foreign taxes	(16,895)
Less: valuation allowance	(2,972,455)
Net deferred tax asset	$243,108

At December 31, 2025, the Company has approximately $15,400,000 of net operating losses (“NOL”) generated to December 31, 2025 carried forward to offset taxable income in future years which began to expire in 2023. The Company’s net operating loss carry forwards may be subject to annual limitations, which could eliminate, reduce or defer the utilization of the losses because of an ownership change as defined in Section 382 of the Internal Revenue Code. U.S. Federal tax returns are closed by statute for years through 2018. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

NOTE 15 - RELATED PARTY TRANSACTIONS

Due from related party

During the years ended December 31, 2025 and 2024, the Company loaned $56,162 and $89,832 to a related party and collected $0 and $33,602, respectively.

At December 31, 2025 and 2024, the Company had amounts due from related parties of $639,519 and $630,715, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

At December 31, 2025 and 2024, the Company had amounts due to related parties of $65,829 and $26,613, respectively. The amounts are unsecured, non-interest bearing and due on demand. During the years ended December 31, 2025, a related party paid $39,216 to purchase a vehicle on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the years ended December 31, 2025 and 2024, the Company recorded management salaries and bonus of $972,000 and $846,000, respectively, and stock-based compensation bonuses of $81,813 and $223,219, respectively.

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

In June 2025, the Company issued 6,571 shares of Series B Preferred Stock to settle salary payable for our CEO and CFO of $631,500. As a result, the Company recorded a loss on settlement of salary payable of $216,981.

At December 31, 2025 and 2024, the Company recorded and accrued management salaries of $68,365 and $420,447, respectively.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities which the term is 12 months. For the years ended December 31, 2025 and 2024, the Company incurred rent expense of $34,366 and $28,539, respectively.

NOTE 17 - SEGMENT

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

The following tables show reportable operating activities information by industrial segment for the years ended December 31, 2025 and 2024. The Company has two industrial segments since the Company acquired GlobeTopper LLC in July 2025:

Year ended December 31, 2025

NOTE 17 - SEGMENT - Industrial Segment (Details)
	Telecom	Fintech	Corporate	Elimination	Total
Revenues	$330,564,828	$27,955,101	$220,755	$(41,841,186)	$316,899,498
Cost of revenue	321,346,150	27,403,231	52,770	(41,359,907)	307,442,244
Gross profit	9,218,678	551,870	167,985	(481,279)	9,457,254

Operating expenses	6,859,006	548,008	6,326,625	(24,375)	13,709,264

Operating income (loss)	2,359,672	3,862	(6,158,640)	(456,904)	(4,252,010)

Other income (expense)	(88,873)	(2,693)	(3,740,139)	(304,846)	(4,136,551)

Income tax expense	(118,143)	—	(3,562)	—	(121,705)

Net income (loss)	$2,152,656	$1,169	$(9,902,341)	$(761,750)	$(8,510,266)

Year ended December 31, 2024

	Telecom	Corporate	Elimination	Total
Revenues	$306,039,424	$—	$(22,818,982)	$283,220,442
Cost of revenue	297,488,346	—	(22,539,653)	274,948,693
Gross profit	8,551,078	—	(279,329)	8,271,749

Operating expenses	6,224,151	2,800,053	81,609	9,105,813

Operating income (loss)	2,326,927	(2,800,053)	(360,938)	(834,064)

Other income (expense)	41,003	(3,763,535)	(229,410)	(3,951,942)

Income tax expense	(394,030)	—	—	(394,030)

Net income (loss)	$1,973,900	$(6,563,588)	$(590,348)	$(5,180,036)

The following tables show operating activities information by geographic segment for the years ended December 31, 2025 and 2024:

Year ended December 31, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$194,721,347	$22,394,346	$141,624,991	$(41,841,186)	$316,899,498
Cost of revenue	190,238,336	21,568,250	136,995,565	(41,359,907)	307,442,244
Gross profit	4,483,011	826,096	4,629,426	(481,279)	9,457,254

Operating expenses
Salaries, wages and benefits	1,573,805	—	2,229,565	—	3,803,370
Technology	1,086,739	407,201	585,947	(462,655)	1,617,232
Professional fees	880,058	36,293	—	—	916,349
Legal and regulatory	334,258	17,312	—	—	351,570
Travel and events	85,959	12,878	218,149	(30,810)	286,176
Public cost	120,945	—	—	—	120,945
Advertising	1,878,274	—	—	—	1,878,274
Bank services and fees	150,476	(6,942)	95,191	—	238,725
Depreciation and amortization	35,140	103,974	488,553	—	627,667
Office, facility and other	697,031	418,681	266,540	(12,160)	1,370,092
Insurance	18,902	—	—	—	18,902
Bad debt expense	6,397	—	—	—	6,397
Stock-based compensation	305,013	—	—	—	305,013
General and administration	7,172,995	989,397	3,883,945	(505,625)	11,540,712
Impairment loss of goodwill	2,168,552	—	—	—	2,168,552

Operating income (loss)	(4,858,536)	(163,301)	745,481	24,346	(4,252,010)

Other income (expense)	(3,816,310)	4,209	(19,604)	(304,846)	(4,136,551)

Income tax benefit (expense)	502,901	(243,108)	(381,498)	—	(121,705)

Net income (loss)	$(8,171,945)	$(402,200)	$344,379	$(280,500)	$(8,510,266)

Year ended December 31, 2024

	USA	Switzerland	UK	Elimination	Total
Revenues	$197,007,636	$13,349,998	$95,681,790	$(22,818,982)	$283,220,442
Cost of revenue	192,460,109	12,541,394	92,486,843	(22,539,653)	274,948,693
Gross profit	4,547,527	808,604	3,194,947	(279,329)	8,271,749

Operating expenses
Salaries, Wages and Benefits	1,699,833	238,334	1,025,547	—	2,963,714
Technology	683,620	331,149	370,725	(193,309)	1,192,185
Professional Fees	1,110,773	—	—	—	1,110,773
Legal and Regulatory	273,840	11,399	43,261	—	328,500
Travel & Events	126,623	29,962	77,710	—	234,295
Public Cost	102,773	—	—	—	102,773
Bad Debt Expense	1,991	—	—	—	1,991
Depreciation and Amortization	26,943	111,654	—	360,938	499,535
Advertising	968,206	—	—	—	968,206
Bank Services and Fees	59,848	72,246	79,497	—	211,591
Office, Facility and Other	309,278	29,550	211,064	(20,000)	529,892
Sales Commissions	231,125	149,939	360,561	(66,020)	675,605
Insurance	4,458	—	59,076	—	63,534
Stock-based compensation	223,219	—	—	—	223,219
General and administration	5,822,530	974,233	2,227,441	81,609	9,105,813

Operating income (loss)	(1,275,003)	(165,629)	967,506	(360,938)	(834,064)

Other income (expense)	(3,961,170)	28,801	(19,573)	—	(3,951,942)

Income tax expense	—	(183,808)	(210,222)	—	(394,030)

Net income (loss)	$(5,236,173)	$(320,636)	$737,711	$(360,938)	$(5,180,036)

Asset Information

The following table shows asset and liability information by industrial segment at December 31, 2025 and 2024:

December 31, 2025	Telecom	Fintech	Corporate	Elimination	Total
Assets
Current assets	$34,685,859	$1,203,613	$4,913,268	$(4,640,316)	$36,162,424
Non-current assets	$8,676,244	$153,229	$19,465,775	$(13,369,737)	$14,925,511
Liabilities
Current liabilities	$32,336,073	$1,851,514	$5,059,136	$(4,640,316)	$34,606,407
Non-current liabilities	$169,599	$31,302	$—	$—	$200,901

December 31, 2024	Telecom	Corporate	Elimination	Total
Assets
Current assets	$75,098,705	$4,594,060	$(16,677,719)	$63,015,046
Non-current assets	$9,097,736	$19,079,518	$(12,184,562)	$15,992,692
Liabilities
Current liabilities	$74,461,579	$6,037,337	$(16,677,720)	$63,821,196
Non-current liabilities	$274,353	$3,011,926	$—	$3,286,279

The following table shows asset and liability information by geographic segment at December 31, 2025 and December 31, 2024:

December 31, 2025	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$15,281,322	$1,538,421	$21,638,782	$(2,296,101)	$36,162,424
Non-current assets	$20,377,490	$331,914	$7,585,844	$(13,369,737)	$14,925,511
Liabilities
Current liabilities	$13,941,863	$2,563,328	$20,397,317	$(2,296,101)	$34,606,407
Non-current liabilities	$31,302	$169,599	$—	$—	$200,901

Net Asset	21,685,647	(862,592)	8,827,309	(13,369,737)	16,280,627

December 31, 2024	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$19,885,086	$8,055,475	$48,182,373	$(13,107,888)	$63,015,046
Non-current assets	$19,447,105	$633,491	$8,096,658	$(12,184,562)	$15,992,692
Liabilities
Current liabilities	$21,386,520	$8,415,705	$47,126,859	$(13,107,888	$63,821,196
Non-current liabilities	$3,012,066	$169,599	$104,614	$—	$3,286,279

NOTE 18 – SUBSEQUENT EVENTS.

Subsequent to December 31, 2025 and through the date that these financials were made available, the Company had no subsequent events.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes or disagreements with our accountants on accounting and financial disclosure.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2025. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended December 31, 2025, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Director Independence

The Board of Directors reviews the independence of our directors on the basis of standards adopted by the NASDAQ Stock Market (“NASDAQ”). As a part of this review, the Board of Directors considers transactions and relationships between our Company, on the one hand, and each director, members of the director’s immediate family, and other entities with which the director is affiliated, on the other hand. The purpose of such a review is to determine which, if any, of such transactions or relationships were inconsistent with a determination that the director is independent under NASDAQ rules. As a result of this review, the Board of Directors has determined that each of Messrs Perez, Segnini and Barreto is an “independent director” within the meaning of applicable NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2025.

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

 Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2025 and 2024.

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)(2)	Total ($)
Leandro Iglesias President, CEO and Director	2025 2024	432,000 432,000	— —	— —	— —	— —	432,000 432,000
Alvaro Quintana Treasury, Secretary and Director	2025 2024	324,000 324,000	— —	— —	— —	— —	324,000 324,000

On May 2, 2019, the Company entered into Employment Agreements with the following persons: (i) Leandro Iglesias as President, CEO and Chairperson of the Company’s Board of Directors with an annual salary of $168,000 with an annual bonus of 3% of our net income; and (ii) Alvaro Quintana Cardona as Chief Operating Officer and Chief Financial Officer with an annual salary of $144,000 with an annual bonus of 3% of our net income. The Employment Agreements have a term of 36 months, are renewable automatically for 24-month periods, unless the Company gives written notice at least 90 days prior to termination of the initial 36-month term. The Company shall have the right to terminate any of the employment agreements at any time without prior notice, but in that event, the Company shall pay these persons salaries and other benefits they are entitled to receive under their respective agreements for three years. The above executive officers agreed to two year non-compete and non-solicit restrictive covenants with the Company. If any of the executive officers are terminated for cause they shall forfeit any rights to severance.

On November 1, 2020, our board of directors approved amended employments in favor of our Chief Executive Officer, Leandro Iglesias, and our Chief Financial Officer, Alvaro Quintana.

The amended employment agreement in favor of Mr. Iglesias extended the term of employment from 36 months to 60 months. The now five year employment agreement with Mr. Iglesias provides that we will compensate him with a salary of $17,000 monthly and he is eligible for quarterly bonus of 3,125 shares of our common stock. If we do not have the cash available, the agreement provides that Mr. Iglesias may convert his accrued salary/bonus into shares of our common stock or newly created Series A Preferred Stock. For common shares, the amount of accrued salary to be converted into shares must be determined by considering the average price per share of the Company’s common stock on the OTC Markets during the last 10 days and applying a discount of 25%.” For Series A Preferred Shares, the amount of accrued salary to be converted into shares is the per share conversion price for common shares multiplied by ten US Dollars ($10). Mr. Iglesias has a further right to convert any common shares under his control into Series A Preferred shares at any time at a rate of ten (10) common shares for each Series A Preferred share.

The amended employment agreement in favor of Mr. Quintana extended the term of employment from 36 months to 60 months. The now five year employment agreement with Mr. Quintana provides that he is eligible for quarterly bonus of 2,500 shares of our common stock. If we do not have the cash available, the agreement provides that Mr. Quintana may convert his accrued salary/bonus into shares of our common stock or newly created Series A Preferred Stock. For common shares, the amount of accrued salary to be converted into shares must be determined by considering the average price per share of the Company’s common stock on the OTC Markets during the last 10 days and applying a discount of 25%.” For Series A Preferred Shares, the amount of accrued salary to be converted into shares is the per share conversion price for common shares multiplied by ten US Dollars ($10). Mr. Quintana has a further right to convert any common shares under his control into Series A Preferred shares at any time at a rate of ten (10) common shares for each Series A Preferred share.

On February 29, 2024, our board of directors approved amended and restated employment and indemnification agreements in favor of our Chief Executive Officer, Leandro Jose Iglesias and our Chief Financial Officer, Alvaro Quintana Cardona, to replace their existing agreements. The agreements are effective as of January 1, 2024.

The new five year employment agreement with Mr. Iglesias provides that we will compensate him with a salary of $31,000 monthly and he is eligible for a bonus as follows: (i) up to two months of salary on a yearly basis, (ii) up to 4% of our net income on a yearly basis, and (iii) up to 12,500 shares of our common stock, as determined by our board of directors, all payable 15 days after our annual report is filed. If we do not have the cash available, the agreement provides that Mr. Iglesias may convert his accrued salary/bonus into shares of our common stock at the average price of our common stock during the last 10 days after applying a discount of 25%.

Mr. Iglesias agreed to two year non-compete and non-solicit restrictive covenants. If Mr. Iglesias is terminated for cause he shall forfeit any rights to severance, which is available to him in the event of termination without cause.

The new five year employment agreement with Mr. Quintana provides that we will compensate him with a salary of $22,000 monthly and he is eligible for a bonus as follows: (i) up to two months of salary on a yearly basis, (ii) up to 4% of our net income on a yearly basis, and (iii) up to 10,000 shares of our common stock, as determined by our board of directors, all payable 15 days after our annual report is filed. If we do not have the cash available, the agreement provides that Mr. Quintana may convert his accrued salary/bonus into shares of our common stock at the average price of our common stock during the last 10 days after applying a discount of 25%.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2026, certain information as to shares of our voting stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding voting stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

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

	Common Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (2)
Leandro Iglesias	18,436	0.376%
Alvaro Quintana Cardona	18,066	0.368%
Raul Perez	3,811	0.078%
Jose Antonio Barreto	3,811	0.078%
Italo Segnini	1,905	0.039%
All Directors and Executive Officers as a Group (5 persons)	46,029	0.939%

	Series A Preferred Stock
Name of Beneficial Owner	Number of Shares Owned (1)	Percent of Class (3)
Leandro Iglesias	7,000	70.00%
Alvaro Quintana Cardona	3,000	30.00%
Juan Carlos Lopez Silva	—	—
Raul Perez	—	—
Jose Antonio Barreto	—	—
Italo Segnini	—	—
All Directors and Executive Officers as a Group (6 persons)	10,000	100.00%

(1) Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of voting stock listed as owned by that person or entity.

(2) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 5,070,743 voting shares as of March 31, 2026.

(3) Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants. The percent of class is based on 10,000 voting shares as of March 31, 2026.

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

Due from related party

During the years ended December 31, 2025 and 2024, the Company loaned $56,162 and $89,832  to a related party and collected $0 and $33,602, respectively.

At December 31, 2025 and 2024, the Company had amounts due from related parties of $639,519 and $630,715, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

At December 31, 2025 and 2024, the Company had amounts due to related parties of $65,829 and $26,613, respectively. The amounts are unsecured, non-interest bearing and due on demand. During the years ended December 31, 2025, a related party paid $39,216 to purchase a vehicle on behalf of the Company. The amounts are unsecured, non-interest bearing and due on demand.

Item 14. Principal Accounting Fees and Services

Below are tables of Audit Fees (amounts in US$) billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2025	$206,700	$15,770	$0	$0
2024	$240,000	$7,511	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 2.2	Memorandum of Understanding and Shareholders Agreement dated February 21, 2020(5)
Exhibit 2.3	Memorandum of Understanding and Shareholders Agreement dated February 12, 2020(6)
Exhibit 2.4	Company Purchase Agreement, dated April 1, 2019(11)
Exhibit 2.5	Share Purchase Agreement, dated January 19, 2024(23)
Exhibit 2.6	Purchase Company Agreement, dated May 10, 2024(26)
Exhibit 2.7	Second Amendment to Share Purchase Agreement, dated June 27, 2024(27)
Exhibit 3.1	Articles of Incorporation of the Registrant(2)
Exhibit 3.2	Certificate of Amendment(3)
Exhibit 3.3	Certificate of Amendment(18)
Exhibit 3.4	Certificate of Designation(20)
Exhibit 3.5	Certificate of Designation(21)
Exhibit 3.6	Certificate of Designation(22)
Exhibit 3.7	Amended and Restated Bylaws of the Registrant(19)
Exhibit 3.8	Certificate of Change, dated May 1, 2025(31)
Exhibit 3.9	Certificate of Amendment, dated September 16, 2025(36)
Exhibit 3.10	Second Amended and Restated Certificate of Designation for Series D Preferred Stock(38)
Exhibit 3.11	Third Amended and Restated Certificate of Designation for Series D Preferred Stock(39)
Exhibit 4.1	Amendment #2 to the Crown Capital Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #2 to the Auctus Fund Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #1 to the Labrys Fund Note dated February 11, 2020(7)
Exhibit 4.3	Amendment #1 to the Apollo Note dated December 23, 2019(8)
Exhibit 4.4	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.5	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.6	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.7	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.8	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.9	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.10	Amendment #1 to the Crown Capital Note dated December 23, 2019(8)
Exhibit 4.11	Amendment #1 to the Auctus Fund Note dated January 1, 2020(8)
Exhibit 4.12	Senior Secured Convertible Promissory Note to Labrys Fund dated December 3, 2019(9)
Exhibit 4.13	Purchase Company Agreement, dated April 21, 2022(12)
Exhibit 4.14	Purchase Company Agreement, dated May 6, 2022(13)
Exhibit 4.15	Common Stock Purchase Option with Apollo dated April 5, 2022(14)
Exhibit 4.16	Amended Common Stock Purchase Option with Apollo dated September 29, 2022(15)
Exhibit 4.17	Secured Convertible Promissory Note, dated January 24, 2024(23)
Exhibit 4.18	Common Stock Purchase Option, dated February 12, 2024(24)
Exhibit 4.19	Common Stock Purchase Option, dated January 14, 2025(30)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 10.7	Forbearance Agreement dated December 12, 2019(8)
Exhibit 10.8	Temporary Forbearance Agreement dated December 18, 2019(8)
Exhibit 10.9	Securities Purchase Agreement, dated December 3, 2019(9)
Exhibit 10.10	Employment and Indemnification Agreements with Leandro Iglesias, dated May 2, 2019(10)
Exhibit 10.11	Employment and Indemnification Agreements with Alvaro Quintana, dated May 2, 2019(10)
Exhibit 10.12	Employment and Indemnification Agreements with Juan Carlos Lopez Silva, dated May 2, 2019(10)
Exhibit 10.13	Registration Rights Agreement with ADI Funding dated April 5, 2022(16)
Exhibit 10.14	Securities Purchase Agreement, dated January 24, 2024(23)
Exhibit 10.15	Registration Rights Agreement with M2B Funding Corp., dated January 24, 2024(23)
Exhibit 10.16	Security Agreement, dated January 24, 2024(23)
Exhibit 10.17	Amended and Restated Employment Agreement with Mr. Iglesias, dated February 29, 2024(25)
Exhibit 10.18	Amended and Restated Indemnification Agreement with Mr. Iglesias, dated February 29, 2024(25)
Exhibit 10.19	Amended and Restated Employment Agreement with Mr. Cardona, dated February 29, 2024(25)
Exhibit 10.20	Amended and Restated Indemnification Agreement with Mr. Cardona, dated February 29, 2024(25)
Exhibit 10.21	Memorandum of Understanding, dated October 18, 2024(28)
Exhibit 10.22	Memorandum of Understanding, dated November 1, 2024(29)
Exhibit 10.23	Stock Purchase Agreement, dated January 14, 2025(30)
Exhibit 10.24	Registration Rights Agreement, dated January 14, 2025(30)
Exhibit 10.25	Unit Purchase Agreement, dated May 29, 2025(32)
Exhibit 10.26	Amendment to Employment Agreement with Leandro Iglesias, dated June 23, 2025(33)
Exhibit 10.27	Amendment to Employment Agreement with Alvaro Quintana Cardona, dated June 23, 2025(33)
Exhibit 10.28	Debt Exchange Agreement, dated June 30, 2025 with ADI Funding, LLC(34)
Exhibit 10.29	Debt Exchange Agreement, dated June 30, 2025 with M2B Funding Corp.(34)
Exhibit 10.30	Stock-For-Stock Exchange Agreement, dated September 2, 2025(35)
Exhibit 10.31	Amendment No. 1 to Stock-For-Stock Exchange Agreement, dated September 26, 2025(37)
Exhibit 14.1	Code of Business Conduct and Ethics(17)
Exhibit 31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL).

Filed herewith**

1.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 28, 2018.
2.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the US Securities and Exchange Commission on August 18, 2011.
3.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.
4.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 30, 2020.
5.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 25, 2020.
6.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 19, 2020.
7.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2020.
8.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 6, 2020.
9.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 11, 2019.
10.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 6, 2019.
11.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 4, 2019.
12	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 26, 2022.
13	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 10, 2022.
14	Incorporated by reference to the Company’s Form S-1/A filed with the US Securities and Exchange Commission on September 22, 2022.
15	Incorporated by reference to the Company’s Form 8-K/A filed with the US Securities and Exchange Commission on October 6, 2022.
16	Incorporated by reference to the Company’s Form S-1/A filed with the US Securities and Exchange Commission on October 11, 2022.
17	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 2, 2022.
18	Incorporated by reference to the Company’s DEF 14C filed with the US Securities and Exchange Commission on May 12, 2020.
19	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 14, 2022.
20	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 8, 2021.
21	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 13, 2020.
22	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 6, 2020.
23	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 25, 2024.
24	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2024.
25	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 4, 2024.
26	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 10, 2024.
27	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on July 2, 2024.
28	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on October 22, 2024.
29	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 4, 2024.
30	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 17, 2025
31	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 2, 2025
32	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 30, 2025
33	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 25, 2025
34	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on July 9, 2025
35	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on September 3, 2025
36	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on September 19, 2025
37	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on September 26, 2025
38	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on October 10, 2025
39	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 3, 2026

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 6, 2026

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 6, 2026

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 6, 2026

By:	/s/ Raul Perez
Raul Perez
Title:	Director
Date:	April 6, 2026

By:	/s/ Jose Antonio Barreto
Jose Antonio Barreto
Title:	Director
Date:	April 6, 2026

By:	/s/ Italo Segnini
Italo Segnini
Title:	Director
Date:	April 6, 2026

