Form 10-K/A
period 2025-12-31
iQSTEL Inc
filed 2026-04-23
CIK 1527702

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

1

Explanatory Note

iQSTEL Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A to our Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Report”) for the purpose of including Exhibit 97.1, a copy of the Company’s Clawback Policy, as required under SEC Rule 10D-1.

As required by Rule 12b-15 under the Exchange Act, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Form 10-K/A pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, because this Amendment does not include financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments are being made to this Report. This Form 10-K/A does not reflect events occurring after the April 21, 2026, filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

2

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b) Exhibits

Exhibit No.	Description of Exhibit
Exhibit 2.1	Membership Interest Purchase Agreement(1)
Exhibit 2.2	Memorandum of Understanding and Shareholders Agreement dated February 21, 2020(5)
Exhibit 2.3	Memorandum of Understanding and Shareholders Agreement dated February 12, 2020(6)
Exhibit 2.4	Company Purchase Agreement, dated April 1, 2019(11)
Exhibit 2.5	Share Purchase Agreement, dated January 19, 2024(23)
Exhibit 2.6	Purchase Company Agreement, dated May 10, 2024(26)
Exhibit 2.7	Second Amendment to Share Purchase Agreement, dated June 27, 2024(27)
Exhibit 3.1	Articles of Incorporation of the Registrant(2)
Exhibit 3.2	Certificate of Amendment(3)
Exhibit 3.3	Certificate of Amendment(18)
Exhibit 3.4	Certificate of Designation(20)
Exhibit 3.5	Certificate of Designation(21)
Exhibit 3.6	Certificate of Designation(22)
Exhibit 3.7	Amended and Restated Bylaws of the Registrant(19)
Exhibit 3.8	Certificate of Change, dated May 1, 2025(31)
Exhibit 3.9	Certificate of Amendment, dated September 16, 2025(36)
Exhibit 3.10	Second Amended and Restated Certificate of Designation for Series D Preferred Stock(38)
Exhibit 3.11	Third Amended and Restated Certificate of Designation for Series D Preferred Stock(39)
Exhibit 4.1	Amendment #2 to the Crown Capital Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #2 to the Auctus Fund Note dated March 2, 2020(4)
Exhibit 4.2	Amendment #1 to the Labrys Fund Note dated February 11, 2020(7)
Exhibit 4.3	Amendment #1 to the Apollo Note dated December 23, 2019(8)
Exhibit 4.4	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.5	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.6	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.7	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.8	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.9	Amendment #1 to the Apollo Note dated December 24, 2019(8)
Exhibit 4.10	Amendment #1 to the Crown Capital Note dated December 23, 2019(8)
Exhibit 4.11	Amendment #1 to the Auctus Fund Note dated January 1, 2020(8)
Exhibit 4.12	Senior Secured Convertible Promissory Note to Labrys Fund dated December 3, 2019(9)
Exhibit 4.13	Purchase Company Agreement, dated April 21, 2022(12)
Exhibit 4.14	Purchase Company Agreement, dated May 6, 2022(13)
Exhibit 4.15	Common Stock Purchase Option with Apollo dated April 5, 2022(14)
Exhibit 4.16	Amended Common Stock Purchase Option with Apollo dated September 29, 2022(15)
Exhibit 4.17	Secured Convertible Promissory Note, dated January 24, 2024(23)
Exhibit 4.18	Common Stock Purchase Option, dated February 12, 2024(24)
Exhibit 4.19	Common Stock Purchase Option, dated January 14, 2025(30)
Exhibit 10.1	Conversion Agreement with Carmen Cabell(1)
Exhibit 10.2	Conversion Agreement with Patrick Gosselin(1)
Exhibit 10.3	Conversion Agreement with Mark Engler(1)
Exhibit 10.4	Employment Agreement with Leandro Iglesias(1)
Exhibit 10.5	Employment Agreement with Alvaro Quintana Cardona(1)
Exhibit 10.6	Employment Agreement with Juan Carlos Lopez Silva(1)
Exhibit 10.7	Forbearance Agreement dated December 12, 2019(8)
Exhibit 10.8	Temporary Forbearance Agreement dated December 18, 2019(8)
Exhibit 10.9	Securities Purchase Agreement, dated December 3, 2019(9)
Exhibit 10.10	Employment and Indemnification Agreements with Leandro Iglesias, dated May 2, 2019(10)
Exhibit 10.11	Employment and Indemnification Agreements with Alvaro Quintana, dated May 2, 2019(10)
Exhibit 10.12	Employment and Indemnification Agreements with Juan Carlos Lopez Silva, dated May 2, 2019(10)
Exhibit 10.13	Registration Rights Agreement with ADI Funding dated April 5, 2022(16)
Exhibit 10.14	Securities Purchase Agreement, dated January 24, 2024(23)
Exhibit 10.15	Registration Rights Agreement with M2B Funding Corp., dated January 24, 2024(23)
Exhibit 10.16	Security Agreement, dated January 24, 2024(23)
Exhibit 10.17	Amended and Restated Employment Agreement with Mr. Iglesias, dated February 29, 2024(25)
Exhibit 10.18	Amended and Restated Indemnification Agreement with Mr. Iglesias, dated February 29, 2024(25)
Exhibit 10.19	Amended and Restated Employment Agreement with Mr. Cardona, dated February 29, 2024(25)
Exhibit 10.20	Amended and Restated Indemnification Agreement with Mr. Cardona, dated February 29, 2024(25)
Exhibit 10.21	Memorandum of Understanding, dated October 18, 2024(28)
Exhibit 10.22	Memorandum of Understanding, dated November 1, 2024(29)
Exhibit 10.23	Stock Purchase Agreement, dated January 14, 2025(30)
Exhibit 10.24	Registration Rights Agreement, dated January 14, 2025(30)
Exhibit 10.25	Unit Purchase Agreement, dated May 29, 2025(32)
Exhibit 10.26	Amendment to Employment Agreement with Leandro Iglesias, dated June 23, 2025(33)
Exhibit 10.27	Amendment to Employment Agreement with Alvaro Quintana Cardona, dated June 23, 2025(33)
Exhibit 10.28	Debt Exchange Agreement, dated June 30, 2025 with ADI Funding, LLC(34)
Exhibit 10.29	Debt Exchange Agreement, dated June 30, 2025 with M2B Funding Corp.(34)
Exhibit 10.30	Stock-For-Stock Exchange Agreement, dated September 2, 2025(35)
Exhibit 10.31	Amendment No. 1 to Stock-For-Stock Exchange Agreement, dated September 26, 2025(37)
Exhibit 14.1	Code of Business Conduct and Ethics(17)
Exhibit 31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 97.1**	Clawback Policy
Exhibit 101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Extensible Business Reporting Language (XBRL).

Filed herewith**

1.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 28, 2018.
2.	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the US Securities and Exchange Commission on August 18, 2011.
3.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on August 31, 2018.
4.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 30, 2020.
5.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 25, 2020.
6.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 19, 2020.
7.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2020.
8.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 6, 2020.
9.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 11, 2019.
10.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 6, 2019.
11.	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 4, 2019.
12	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on April 26, 2022.
13	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 10, 2022.
14	Incorporated by reference to the Company’s Form S-1/A filed with the US Securities and Exchange Commission on September 22, 2022.
15	Incorporated by reference to the Company’s Form 8-K/A filed with the US Securities and Exchange Commission on October 6, 2022.
16	Incorporated by reference to the Company’s Form S-1/A filed with the US Securities and Exchange Commission on October 11, 2022.
17	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 2, 2022.
18	Incorporated by reference to the Company’s DEF 14C filed with the US Securities and Exchange Commission on May 12, 2020.
19	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on December 14, 2022.
20	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 8, 2021.
21	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 13, 2020.
22	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 6, 2020.
23	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 25, 2024.
24	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 13, 2024.
25	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on March 4, 2024.
26	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 10, 2024.
27	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on July 2, 2024.
28	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on October 22, 2024.
29	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on November 4, 2024.
30	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on January 17, 2025
31	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 2, 2025
32	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on May 30, 2025
33	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on June 25, 2025
34	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on July 9, 2025
35	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on September 3, 2025
36	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on September 19, 2025
37	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on September 26, 2025
38	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on October 10, 2025
39	Incorporated by reference to the Company’s Form 8-K filed with the US Securities and Exchange Commission on February 3, 2026

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IQSTEL Inc.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 23, 2026

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 23, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Leandro Iglesias
Leandro Iglesias Chief Executive Officer, Principal Executive Officer
April 23, 2026

By:	/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona
Title:	Chief Operating Officer, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer
Date:	April 23, 2026

By:	/s/ Raul Perez
Raul Perez
Title:	Director
Date:	April 23, 2026

By:	/s/ Jose Antonio Barreto
Jose Antonio Barreto
Title:	Director
Date:	April 23, 2026

By:	/s/ Italo Segnini
Italo Segnini
Title:	Director
Date:	April 23, 2026

4