Form 10-Q
period 2026-03-31
iQSTEL Inc
filed 2026-05-20
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,735,946 common shares as of May 20, 2026

1

2

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025;
F-2	Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (unaudited);
F-3	Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited); and
F-4	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2026 are not necessarily indicative of the results that can be expected for the full year.

3

 IQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$2,597,587	$2,155,359
Accounts receivable, net	23,697,094	30,259,020
Inventory	30,658	30,658
Due from related parties	496,520	639,519
Prepaid and other current assets	2,904,623	3,077,868
Total Current Assets	29,726,482	36,162,424

Property and equipment, net	564,114	615,048
Intangible asset, net	6,837,091	6,957,404
Goodwill	5,790,049	5,790,049
Deferred tax assets	459,472	459,472
Other assets	1,148,918	1,103,538
TOTAL ASSETS	$44,526,126	$51,087,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,531,004	$9,167,288
Accrued and other current liabilities	14,577,738	19,050,496
Contract liabilities	1,111,441	1,391,377
Due to related parties	65,829	65,829
Loans payable - net of discount of $83,053 and $127,170, respectively	4,862,497	4,020,833
Loans payable - related parties	94,711	125,409
Contingent liability for acquisition of subsidiary	285,175	285,175
Stock payable for acquisition of subsidiary	500,000	500,000
Total Current Liabilities	30,028,395	34,606,407

Loans payable, non-current	29,394	31,302
Employee benefits, non-current	169,599	169,599
TOTAL LIABILITIES	30,227,388	34,807,308

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 59,276 shares issued and outstanding, respectively	59	59
Series C Preferred stock: 200,000 designated; $0.001 par value, No shares issued and outstanding	—	—
Series D Preferred stock: 100,000 designated; $0.001 par value, 9,389 and 18,020 shares issued and outstanding, respectively	9	18
Common stock: 26,000,000 authorized; $0.001 par value 5,076,368 and 4,668,017 shares issued and outstanding, respectively	5,076	4,668
Additional paid in capital	54,460,136	54,455,615
Accumulated deficit	(44,349,472)	(42,991,879)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of IQSTEL Inc.	10,090,478	11,443,151
Equity attributable to noncontrolling interests	4,208,260	4,837,476
TOTAL STOCKHOLDERS' EQUITY	14,298,738	16,280,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,526,126	$51,087,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues	$97,919,836	$57,632,816
Cost of revenue	95,839,138	55,697,858
Gross profit	2,080,698	1,934,958

Operating expenses
General and administration	3,038,707	2,539,184
Total operating expenses	3,038,707	2,539,184

Operating loss	(958,009)	(604,226)

Other income (expense)
Other income	26,667	23,228
Other expenses	(88,093)	(11,162)
Interest expense	(350,998)	(531,726)
Total other expense	(412,424)	(519,660)

Net loss before provision for income taxes	(1,370,433)	(1,123,886)
Income taxes	(15,503)	(20,575)
Net loss	(1,385,936)	(1,144,461)
Less: Net (loss) / income attributable to noncontrolling interests	(28,343)	13,497
Net loss attributed to IQSTEL Inc.	$(1,357,593)	$(1,157,958)

Undeclared dividends on Series D Preferred Stock	(45,842)	—
Net loss attributed to stockholders of IQSTEL Inc.	$(1,403,435)	$(1,157,958)

Comprehensive loss
Net loss	$(1,385,936)	$(1,144,461)
Total loss	$(1,385,936)	$(1,144,461)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(28,343)	13,497
Net comprehensive loss attributed to IQSTEL Inc.	$(1,357,593)	$(1,157,958)

Basic and diluted loss per common share	$(0.29)	$(0.44)

Weighted average number of common shares outstanding - Basic and diluted	4,878,142	2,629,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2025	10,000	$10	59,276	$59	18,020	$18	4,668,017	$4,668	$54,455,615	$(42,991,879)	$(25,340)	$11,443,151	$4,837,476	$16,280,627

Common stock issued for conversion of series D preferred stock	—	—	—	—	(8,631)	(9)	406,476	406	(397)	—	—	—	—	—
Common stock issued for compensation	—	—	—	—	—	—	1,875	2	4,918	—	—	4,920	—	4,920
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(600,873)	(600,873)
Net loss	—	—	—	—	—	—	—	—	—	(1,357,593)	—	(1,357,593)	(28,343)	(1,385,936)
Balance - March 31, 2026	10,000	$10	59,276	$59	9,389	$9	5,076,368	$5,076	$54,460,136	$(44,349,472)	$(25,340)	$10,090,478	$4,208,260	$14,298,738

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2024	10,000	$10	35,537	$36	2,537,209	$2,537	$39,943,924	$(32,703,410)	$(25,340)	$7,217,757	$4,682,506	$11,900,263

Common stock issued for compensation	—	—	—	—	1,875	2	32,813	—	—	32,815	—	32,815
Common stock issued for conversion of debt	—	—	—	—	94,981	95	835,739	—	—	835,834	—	835,834
Common stock issued for common stock payable	—	—	—	—	3,563	4	(4)	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	(68,645)	—		(68,645)	(68,645)
Net income (loss)	—	—	—	—	—	—	—	(1,157,958)	—	(1,157,958)	13,497	(1,144,461)
Balance - March 31, 2025	10,000	$10	35,537	$36	2,637,628	$2,638	$40,812,472	$(33,930,013)	$(25,340)	$6,928,448	$4,627,358	$11,555,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,385,936)	$(1,144,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	4,920	32,815
Bad debt expense	14,364	—
Depreciation and amortization	172,646	126,995
Amortization of debt discount	91,486	186,230
Changes in operating assets and liabilities:
Accounts receivable	6,316,143	45,924,000
Prepaid and other assets	81,433	(1,391,098)
Accounts payable	(1,151,840)	690,057
Accrued and other current liabilities	(4,038,727)	(46,331,507)
Contract liabilities	(279,936)	—
Net cash used in operating activities	(175,447)	(1,906,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,399)	(49,183)
Payment of loan receivable - related party	(13,701)	(9,462)
Collection of amounts due from related parties	6,700	—
Net cash used in investing activities	(8,400)	(58,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	750,000	495,000
Repayments of loans payable	(1,769)	(9,438)
Repayments of note payable issued for acquisition of subsidiary	—	(440,000)
Repayment of loans payable - related parties	(30,698)	(190,864)
Proceeds from convertible notes	—	987,500
Repayment of convertible notes	—	(233,249)
Dividend paid to non-controlling interest	(91,458)	(68,645)
Net cash provided by financing activities	626,075	540,304

Net change in cash	442,228	(1,425,310)
Cash, beginning of period	2,155,359	2,510,357
Cash, end of period	$2,597,587	$1,085,047

Supplemental cash flow information
Cash paid for interest	$238,558	$280,415
Cash paid for taxes	$—	$109,870

Non-cash transactions:
Common stock issued for conversion of debt	$—	$835,834
Note payable issued for acquisition of subsidiary	$—	$1,000,000
Non-cash dividend paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2026

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Telecom Division, which represents the majority of current operations and which also represents 87% of all of the Company’s revenues for the three months ended March 31, 2026, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions, and international fiber-optic connectivity through its subsidiaries: Etelix.com USA, LLC, SwissLink Carrier AG, Smartbiz Telecom LLC, Whisl Telecom LLC, IoT Labs, LLC, QGlobal SMS, LLC, and QXTEL LIMITED.

Also under the Telecom Division, the Company’s developing Blockchain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through its subsidiary, ItsBchain, LLC.

The Company’s developing Fintech Business Line offers a complete Fintech ecosystem MasterCard Debit Card, US Bank Account (No SSN Needed), Mobile App/Wallet (Remittances, Mobile Top Up). The Company’s Fintech subsidiary, Global Money One Inc., is to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home. Additionally, GlobeTopper LLC (www.GlobeTopper.com), our most recent acquisition, plays a strategic role in supporting the expansion and integration of our business divisions. Through its operations, the Company continues to strengthen its global presence and enhance the synergy in Fintech segments through its solution for gift card programs, representing 13% of our revenues for the three months ended March 31, 2026.

Our developing Artificial Intelligence (AI) division, Reality Border (www.realityborder.com), was initially developed as an AI-enhanced immersive digital experience platform intended to support customer interaction and content presentation in virtual environments. Building on that early development work, including conversational interfaces, multilingual interaction models, and AI-driven workflow design, Reality Border now develops practical AI software solutions for enterprise and telecommunications applications.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2026 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on April 6, 2026, and amended on April 23, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at March 31, 2026 and December 31, 2025.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. No allowance for doubtful accounts was recorded as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company recorded bad debt expense of $14,364 and $0, respectively.

Allowance for Credit Losses Rollforward:

Balance, at beginning of period	$—
Provision for credit losses	14,364
Deductions	(14,364)
Balance at end of period	$—

Net Income (Loss) Per Share of Common Stock

The Company has adopted Accounting Standards Codification (ASC) 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss to common stockholders less the cumulative undeclared preferred stock dividend by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock and Series D Preferred stock and they were excluded from the computation of diluted net loss per share as the result was anti-dilutive for the three months ended March 31, 2026 and 2025.

Concentrations of Credit Risk

The Company’s financial instruments subject to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and related party payables. The Company maintains its cash and cash equivalents with financial institutions that management believes to be of high credit quality. At times, balances maintained with a single financial institution may exceed applicable governmental insurance limits. Based on Federal Deposit Insurance Corporation coverage in the United States, Switzerland’s deposit protection system (Esisuisse), and the Financial Services Compensation Scheme applicable in the United Kingdom, 47.16% and 58.55% of cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively, were covered by applicable governmental insurance limits.

As of March 31, 2026, approximately 80% of total accounts receivable was concentrated among the Company’s top 23 customers, compared with the same percentage concentrated among 17 customers as of December 31, 2025. The largest customer represented 20.33% of total accounts receivable as of March 31, 2026, compared with 15.06% as of December 31, 2025. In each such period, 12 of these customers were repeat customers and accounted for 58% and 75% of total accounts receivable as of March 31, 2026 and December 31, 2025, respectively. This concentration may expose the Company to a moderate to low level of credit risk, as most of these customers are bilateral counterparties that also maintain accounts payable with the Company.

During the three months ended March 31, 2026, we had 20 customers representing 85% of our revenue compared to 19 customers representing 86% of our revenue for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, 31% and 38% of revenue, respectively, comes from customers under prepayment conditions, which means there are no credit or bad debt risks on that portion of the customers’ portfolio.

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, “Final Standard on Income Statement: Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, “Codification Improvements”. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has negative working capital and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Historically, the Company has relied upon funds from its stockholders and loans from third parties. Management may raise additional capital through future public or private offerings of the Company's stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company's failure to do so could have a material and adverse effect upon its operations and its stockholders.

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Other receivable	$202,389	$298,461
Prepaid expenses	2,130,830	2,192,508
Advance payment	21,000	21,000
Tax receivable	46,289	63,284
Deposit for acquisition of asset	357,500	356,000
Security deposit	146,615	146,615
	$2,904,623	$3,077,868

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Telecommunication equipment	$700,417	$700,417
Telecommunication software	800,247	800,247
Vehicle	86,643	86,643
Other equipment	162,484	159,451
Total property and equipment	1,749,791	1,746,758
Accumulated depreciation and amortization	(1,185,677)	(1,131,710)
Total property and equipment	$564,114	$615,048

Depreciation expense for the three months ended March 31, 2026 and 2025 amounted to $52,333 and $6,682, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at March 31, 2026 and December 31, 2025 consisted of the following:

March 31, 2026

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	99,592
Interconnection agreements	16 years	7,700,000	(962,501)	6,737,499
		$7,799,592	$(962,501)	$6,837,091

December 31, 2025

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	99,592
Interconnection agreements	16 years	7,700,000	(842,188)	6,857,812
		$7,799,592	$(842,188)	$6,957,404

Amortization expense for the three months ended March 31, 2026 and 2025 amounted to $120,313.

The following table outlines the estimated future amortization expense at March 31, 2026:

2026 (9 months remaining)	$360,937
2027	481,250
2028	481,250
2029	481,250
2030	481,250
Thereafter	4,451,562
$6,737,499

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at March 31, 2026 and December 31, 2025 consisted of the following

	March 31,	December 31,
	2026	2025
Accrued liabilities	$1,201,044	$1,242,848
Cost provision	12,423,310	17,190,827
Accrued interest	103,488	84,174
Salary payable - management	71,364	68,364
Salary payable and employee benefit	68,096	71,956
Other current liabilities	278,211	241,492
Income tax payable	72,810	150,835
Dividend payable	359,415	—
	$14,577,738	$19,050,496

NOTE 8 - LOANS PAYABLE

Loans payable at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,		Interest
	2026	2025	Term	rate
Martus	$97,401	$97,401	Note was issued on October 23, 2018 and due on January 2, 2027	5.0%
Darlene Covid19	60,742	60,703	Note was issued on April 1, 2020 and due on March 31, 2027	0.0%
Promissory note payable	794,737	794,737	Note was issued July 16, 2025 and due on March 31, 2026	24.0%
Promissory note payable	794,737	794,737	Note was issued August 8, 2025 and due on March 31, 2026	24.0%
Promissory note payable	794,737	794,737	Note was issued September 11, 2025 and due on April 24, 2026	24.0%
Promissory note payable	531,579	531,579	Note was issued October 14, 2025 and due on May 27, 2026	24.0%
Promissory note payable	531,579	531,579	Note was issued November 10, 2025 and due on June 23, 2026	24.0%
Promissory note payable	531,579	531,579	Note was issued December 22, 2025 and due on August 4, 2026	24.0%
Promissory note payable	531,579	—	Note was issued February 9, 2026 and due on September 22, 2026	24.0%
Promissory note payable	265,789	—	Note was issued March 26, 2026 and due on November 6, 2026	24.0%
Financing loan	40,485	42,253	$1,148.94 monthly payment for 48 months	7.87%
Total	4,974,944	4,179,305
Less: Unamortized debt discount	(83,053)	(127,170)
Total loans payable	4,891,891	4,052,135
Less: Current portion of loans payable	(4,862,497)	(4,020,833)
Long-term loans payable	$29,394	$31,302

Loans payable - related parties at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,		Interest
	2026	2025	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0.0%
49% of Shareholder of SwissLink	73,105	103,803	Note is due on demand	5.0%
Total	94,711	125,409
Less: Current portion of loans payable - related parties	(94,711)	(125,409)
Long-term loans payable - related parties	$—	$—

During the three months ended March 31, 2026 and 2025, the Company borrowed from third parties totaling $797,368 and $543,478, respectively, which includes original issue discount and financing costs of $47,368 and $48,478, respectively, and repaid the principal amount of $1,769 and $449,438 (consisting of $9,438 of payments on loans payable and $440,000 of payments on a note payable issued for the acquisition of a subsidiary), respectively. Additionally, during the three months ended March 31, 2026 and 2025, the Company repaid the principal amount of notes payable to related parties totaling $30,698 and $190,864, respectively.

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense of $259,512 and $99,675 and recognized amortization of discount, included in interest expense, of $91,486 and $36,105, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 26,000,000 shares of common stock with a par value of $0.001 per share.

During the three months ended March 31, 2026, the Company issued 408,351 shares of common stock, valued at fair market value on issuance as follows:

•         406,476 shares for conversion of Series D Preferred Stock

•         1,875 shares for compensation to our directors valued at $4,920

At March 31, 2026 and December 31, 2025, 5,076,368 and 4,668,017 shares of common stock were issued and outstanding, respectively.

Preferred Stock

The Company’s authorized preferred stock consists of 1,200,000 shares of preferred stock with a par value of $0.001 per share.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

At March 31, 2026 and December 31, 2025, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

As of March 31, 2026 and December 31, 2025, 59,276 shares of Series B Preferred Stock were issued and outstanding.

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

At March 31, 2026 and December 31, 2025, no Series C Preferred Stock was issued or outstanding.

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

On July 7, 2025, the Company filed a First Amended and Restated Certificate of Designation for the Series D Preferred Stock with the Secretary of State of Nevada to amend and restate the terms of its Series D Preferred Stock, originally established on November 3, 2023. On October 10, 2025, the Company filed a Second Amended and Restated Certificate of Designation for the Series D Preferred Stock with the Secretary of State of Nevada to amend and restate the terms of its Series D Preferred Stock, originally established on November 3, 2023, and first amended on July 7, 2025. On February 3, 2026, the Company filed a Third Amended and Restated Certificate of Designation, which includes the following key terms.

  Dividend Rights: 12% cumulative dividend, payable as, when, and if declared by the Board of Directors, calculated on a 360-day year, accruing from the date of issuance and ceasing the day prior to conversion, with pro rata dividends for partial-year holdings.
  Conversion Rights: Following three months from the issuance date, the Series D Preferred Stock is convertible into common stock at a rate of 12.5 shares of common stock per share (the “Base Shares”), subject to adjustment for stock splits, dividends, or reorganizations. Additionally, a True-Up Adjustment mechanism applies, whereby the conversion may include additional shares based on a comparison of the original conversion price (based on the 10-day VWAP with a 20% discount at the time of issuance) to the lowest daily VWAP during the five trading days preceding the conversion date with a further 20% discount applied to such lowest daily VWAP (the “Adjusted Conversion Price”), with a floor of $1.00 and a maximum True-Up Ratio of 5.
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

During the three months ended March 31, 2026, 8,631 shares of Series D Preferred Stock were converted into 406,476 shares of common stock.

At March 31, 2026 and December 31, 2025, 9,389 and 18,020 shares Series D Preferred Stock were issued and outstanding, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due from related parties

During the three months ended March 31, 2026 and 2025, the Company loaned $13,701 and $9,462 to a related party and collected $6,700 and $0, respectively.

At March 31, 2026 and December 31, 2025, the Company had amounts due from related parties of $496,520 and $639,519, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

At March 31, 2026 and December 31, 2025, the Company had amounts due to related parties of $65,829. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the three months ended March 31, 2026 and 2025, the Company recorded management salaries and bonus of $211,500, and stock-based compensation bonuses of $4,920 and $32,815, respectively.

At March 31, 2026 and December 31, 2025, the Company recorded and accrued management salaries of $71,364 and $68,364, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities, the term of which is 12 months. For the three months ended March 31, 2026 and 2025, the Company incurred rent expense of $11,324 and $6,974, respectively.

NOTE 12 - SEGMENTS

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

The following tables show operating activities information by geographic segment for the three months ended March 31, 2026 and 2025:

Three months ended March 31, 2026

	USA	Switzerland	UK	Elimination	Total
Revenues	$68,399,784	$989,033	$29,223,827	$(692,808)	$97,919,836
Cost of revenue	67,338,051	697,008	28,351,638	(547,559)	95,839,138
Gross profit	1,061,733	292,025	872,189	(145,249)	2,080,698

Operating expenses
Salaries, wages and benefits	446,710	—	486,409	—	933,119
Technology	413,551	116,884	163,714	(141,361)	552,788
Professional fees	316,350	9,617	—	—	325,967
Legal and regulatory	99,036	11,823	—	—	110,859
Travel and events	23,307	1,444	90,938	—	115,689
Public cost	60,293	—	—	—	60,293
Advertising	267,092	—	—	—	267,092
Bank services and fees	42,136	(2,357)	22,290	—	62,069
Depreciation and amortization	12,993	34,621	125,032	—	172,646
Office, facility and other	208,158	99,182	81,277	(3,888)	384,729
Insurance	10,579	—	23,593	—	34,172
Bad debt expense	14,364	—	—	—	14,364
Stock-based compensation	4,920	—	—	—	4,920
General and administration	1,919,489	271,214	993,253	(145,249)	3,038,707
Impairment loss of goodwill	—	—	—	—	—

Operating income (loss)	(857,756)	20,811	(121,064)	—	(958,009)

Other expense	(336,737)	(8,460)	—	(67,227)	(412,424)

Income tax expense	—	—	(15,503)	—	(15,503)

Net income (loss)	$(1,194,493)	$12,351	$(136,567)	$(67,227)	$(1,385,936)

Three months ended March 31, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$38,537,798	$1,349,162	$31,154,997	$(13,409,141)	$57,632,816
Cost of revenue	37,688,315	1,080,854	30,325,933	(13,397,244)	55,697,858
Gross profit	849,483	268,308	829,064	(11,897)	1,934,958

Operating expenses
Salaries, Wages and Benefits	439,393	95,449	426,283	(5,966)	955,159
Technology	194,115	94,254	148,154	(10,930)	425,593
Professional Fees	309,049	—	—	—	309,049
Legal and Regulatory	166,438	—	—	—	166,438
Travel & Events	18,505	4,291	67,601	(1,347)	89,050
Public Cost	66,559	—	—	—	66,559
Advertising	210,523	8,357	—	—	218,880
Bank Services and Fees	13,485	(21,499)	29,455	—	21,441
Depreciation and Amortization	6,682	—	120,313	—	126,995
Office, Facility and Other	52,312	4,969	69,021	—	126,302
Insurance	903	—	—	—	903
Stock-based compensation	32,815	—	—	—	32,815
General and administration	1,510,779	185,821	860,827	(18,243)	2,539,184

Operating income (loss)	(661,296)	82,487	(31,763)	6,346	(604,226)

Other income (expense)	(464,389)	8,602	(6,527)	(57,346)	(519,660)

Income tax expense	—	—	(20,575)	—	(20,575)

Net income (loss)	$(1,125,685)	$91,089	$(58,865)	$(51,000)	$(1,144,461)

The following tables show reportable operating activities information by industrial segment for the three months ended March 31, 2026 and 2025. The Company has two industrial segments since the Company acquired GlobeTopper LLC in July 2025:

Three months ended March 31, 2026

	Telecom	Fintech	Corporate	Elimination	Total
Revenues	$85,619,236	$12,993,408	$—	$(692,808)	$97,919,836
Cost of revenue	83,651,739	12,734,958	—	(547,559)	95,839,138
Gross profit	1,967,497	258,450	—	(145,249)	2,080,698

Operating expenses	1,786,977	269,306	1,007,359	(24,935)	3,038,707

Operating income (loss)	180,520	(10,856)	(1,007,359)	(120,314)	(958,009)

Other expense	(62,727)	(96)	(282,374)	(67,227)	(412,424)

Income tax expense	(15,503)	—	—	—	(15,503)

Net income (loss)	$102,290	$(10,952)	$(1,289,733)	$(187,541)	$(1,385,936)

Three months ended March 31, 2025

	Telecom	Corporate	Elimination	Total
Revenues	$71,041,957	$—	$(13,409,141)	$57,632,816
Cost of revenue	69,095,102	—	(13,397,244)	55,697,858
Gross profit	1,946,855	—	(11,897)	1,934,958

Operating expenses	1,687,982	749,132	102,070	2,539,184

Operating income (loss)	258,873	(749,132)	(113,967)	(604,226)

Other income (expense)	7,555	(469,869)	(57,346)	(519,660)

Income tax expense	(20,575)	—	—	(20,575)

Net income (loss)	$245,853	$(1,219,001)	$(171,313)	$(1,144,461)

Asset Information

The following table shows asset and liability information by industrial segment at March 31, 2026 and December 31, 2025:

March 31, 2026	Telecom	Fintech	Corporate	Elimination	Total
Assets
Current assets	$28,422,538	$979,852	$4,682,452	$(4,358,360)	$29,726,482
Non-current assets	$8,502,654	$146,918	$19,519,809	$(13,369,737)	$14,799,644
Liabilities
Current liabilities	$27,084,544	$1,634,303	$6,085,180	$(4,775,632)	$30,028,395
Non-current liabilities	$169,599	$29,394	$—	$—	$198,993

December 31, 2025	Telecom	Fintech	Corporate	Elimination	Total
Assets
Current assets	$34,685,859	$1,203,613	$4,913,268	$(4,640,316)	$36,162,424
Non-current assets	$8,676,244	$153,229	$19,465,775	$(13,369,737)	$14,925,511
Liabilities
Current liabilities	$32,336,073	$1,851,514	$5,059,136	$(4,640,316)	$34,606,407
Non-current liabilities	$169,599	$31,302	$—	$—	$200,901

The following table shows asset and liability information by geographic segment at March 31, 2026 and December 31, 2025:

March 31, 2026	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$14,643,532	$941,710	$15,581,565	$(1,440,325)	$29,726,482
Non-current assets	$20,408,532	$297,292	$7,463,557	$(13,369,737)	$14,799,644
Liabilities
Current liabilities	$14,526,598	$1,919,644	$15,439,750	$(1,857,597)	$30,028,395
Non-current liabilities	$29,394	$169,599	$—	$—	$198,993

Net Asset	20,496,072	(850,241)	7,605,372	(12,952,465)	14,298,738

December 31, 2025	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$15,281,322	$1,538,421	$21,638,782	$(2,296,101)	$36,162,424
Non-current assets	$20,377,490	$331,914	$7,585,844	$(13,369,737)	$14,925,511
Liabilities
Current liabilities	$13,941,863	$2,563,328	$20,397,317	$(2,296,101)	$34,606,407
Non-current liabilities	$31,302	$169,599	$—	$—	$200,901

Net Asset	21,685,647	(862,592)	8,827,309	(13,369,737)	16,280,627

NOTE 13 – INCOME TAX

The Company regularly evaluates the realizability of its deferred tax assets by considering all available positive and negative evidence, including consideration of future taxable income. Primarily due to the Company’s history of incurred net losses, the Company maintains a full valuation allowance against its US deferred tax assets, as it is not more likely than not that these assets will be realized. Thus, the Company has not recognized material provisions or benefits for income taxes.

The Company’s tax provision and resulting effective tax rate for interim periods are determined using the estimated annual effective tax rate (“AETR”), which is updated each quarter and adjusted for discrete items recognized in the period. For the three months ended March 31, 2026, the AETR reflects expected taxable income of UK, and select US entities. The forecast is consistent with year-to-date actual results through March 31, 2026, and excludes any mark-to-market adjustments. While the overall tax provision remains immaterial due to the Company’s partial valuation allowance, the tax effect of the expected taxable entity income has been reflected in the AETR.

Income Taxes

The Company's income tax provision reflects an estimate of federal, state, and foreign income taxes based on enacted tax rates in the jurisdictions in which we operate. The provision is adjusted for the impact of allowable tax credits and deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA introduces various corporate and international tax law changes with staggered effective dates through 2027. Key provisions include immediate R&D expensing, permanent bonus depreciation, modifications to interest expense limitations, and changes to certain international tax rules. While the Company continues to evaluate the potential impact of the OBBBA on its consolidated financial statements, due to its partial valuation allowance position on U.S. and Swiss deferred tax assets, immaterial current tax liabilities, and insignificant foreign earnings from the UK, the Company does not expect the OBBBA to have a material impact on its financial position, results of operations, or effective tax rate.

NOTE 14 – SUBSEQUENT EVENTS.

Subsequent to March 31, 2026 and through the date that these financials were made available, the Company had the following subsequent events:

On April 30, 2026, the Company entered into (i) an Equity Purchase Agreement (the “Purchase Agreement”) and (ii) a Registration Rights Agreement (the “Registration Rights Agreement”) with M2B Funding Corp. (the “Investor”).

Pursuant to the Purchase Agreement, the Company may, from time to time during the Commitment Period, require the Investor to purchase up to $50,000,000 of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a per-share price equal to 94% of the lowest daily volume-weighted average price during the six Trading Days following delivery of a Put Notice, subject to volume-based caps, a daily maximum of $500,000, and an Exchange Cap of 19.99% of shares outstanding on the Execution Date (unless stockholder approval is obtained). The Investor is subject to a Beneficial Ownership Limitation (initially 4.99%, increasable to 9.99%).

The Commitment Period begins on the date the Registration Statement (as defined below) is declared effective by the SEC (the “Effective Date”) and ends on the earlier of: (i) the date the Investor has purchased the full $50,000,000, (ii) the date that is sixty (60) months after the Effective Date, (iii) written termination notice by the Company (subject to the terms of the Purchase Agreement), or (iv) termination by the Investor as provided in the Purchase Agreement.

As consideration for the commitment, the Company will issue Commitment Shares valued at $1,000,000 (half on the Execution Date; half on the 12-month anniversary or earlier termination), subject to a 20% daily volume leak-out restriction.

The Registration Rights Agreement requires the Company to file a resale S-1 registration statement covering all Registrable Securities within 90 days and to use best efforts to have it declared effective within 180 days, with customary liquidated damages (0.25% per month, capped at 12% of the Maximum Commitment Amount) for delays. The Investor has customary review and comment rights on the registration statement and related prospectuses.

The agreements contain customary representations, warranties, covenants, conditions, and indemnification provisions. The Purchase Agreement may be terminated by the Company upon 30 days’ notice (subject to a termination fee) or upon certain other events. Proceeds will be used for general corporate purposes. There is no material relationship between the Company and the Investor other than as contemplated by the agreements.

On April 30, 2026, the Company issued the Initial Commitment Shares to the Investor pursuant to the Purchase Agreement. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D. The Investor represented that it is an accredited investor.

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

Our Telecom Division, which represents the majority of current operations and accounted for 87% of our revenues for the three months ended March 31, 2026, offers Voice over Internet Protocol (VoIP), SMS, proprietary Internet of Things (IoT) solutions, and international fiber-optic connectivity through its subsidiaries: Etelix (www.etelix.com), SwissLink Carrier (www.swisslink-carrier.com), Smartbiz Telecom (www.smartbiztel.com), Whisl Telecom (www.whisl.com), IoT Labs (www.iotlabs.mx), QGlobal SMS (www.qglobalsms.com), and QXTEL Limited (www.qxtel.com).

Also under the Telecom Division, our developing Blockchain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) through our subsidiary, itsBchain (www.itsbchain.com).

The Company’s developing Fintech Business Line offers a complete Fintech ecosystem including a MasterCard Debit Card, US Bank Account (No SSN Needed), and a Mobile App/Wallet for remittances and mobile top-up services. Our Fintech subsidiary, Global Money One Inc., aims to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home. Additionally, GlobeTopper LLC (www.globetopper.com), our most recent acquisition, supports expansion and integration of our business divisions through its B2B digital gift card and incentives platform, which represented 13% of our revenues for the three months ended March 31, 2026.

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

Methods of Valuation

We use supplemental measures of our performance which are derived from our consolidated financial information but are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: Adjusted EBITDA and gross revenue.

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

Adjusted EBITDA is not a recognized accounting measurement under GAAP; it should not be considered as an alternative to net income, as a measure of operating results, or as an alternative to cash flow as a measure of liquidity. It is presented here not as an alternative to net income, but rather as a measure of the Company's operating performance. Adjusted EBITDA excludes, in addition to non-operational expenses like interest expenses, taxes, depreciation and amortization, items that we believe are not indicative of our operating performance, such as:

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

Gross revenue, which equals revenue before intercompany eliminations, represents a key performance metric that management uses to measure the aggregate scale and commercial activity of the Company’s operating segments prior to consolidation adjustments. Gross Revenue is particularly useful in evaluating:

  Total transactional volume
  Growth trends across business units
  Underlying demand and commercial activity independent of consolidation structure

Gross Revenue is a non-GAAP measure and should be evaluated together with the Company’s GAAP revenue, which includes the effect of intercompany eliminations required under consolidation accounting.

Non-GAAP financial measures have inherent limitations and should not be considered superior to, or a substitute for, GAAP results. The Company provides reconciliations of each non-GAAP financial measure to the most directly comparable GAAP measure in the accompanying tables. Management believes these reconciliations provide investors with transparency into the adjustments made and enhance the overall understanding of the Company’s operating performance.

Results of Operations

Revenues

Our total revenue reported for the three months ended March 31, 2026 was $97,919,836, compared with $57,632,816 for the three months ended March 31, 2025. These numbers reflect an increase of 70% year over year on our consolidated revenues.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Revenue for the Three Months Ended March 31,
Subsidiary	2026	2025
IQSTEL Inc	$—	$—
Etelix.com USA, LLC	20,436,467	8,720,701
SwissLink Carrier AG	989,033	1,349,162
QGlobal LLC	374,342	660,926
IoT Labs LLC	28,785,144	24,904,457
Smartbiz Telecom	4,591,779	3,478,939
Whisl Telecom	1,218,644	772,775
QXTEL Limited	29,223,827	31,154,997
GlobeTopper LLC	12,993,408	—
	$98,612,644	$71,041,957

Intercompany eliminations	(692,808)	(13,409,141)
	$97,919,836	$57,632,816

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and expanding the synergies among our subsidiaries, particularly those engaged in VOIP Telecom services, due to a higher volume of intercompany transactions. The increase also includes the contribution from a newly acquired subsidiary, GlobeTopper LLC, which closed on July 1, 2025.

A significant reduction in intercompany transactions is also observed for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, which did not impact the overall position. This reflects the joint efforts of the companies to strengthen their position with third parties through new commercial agreements.

The organic growth during the three months ended March 31, 2026 was 87% of the total revenue for those periods. This reflects the solid foundation of our revenue and the growth capacity the Company has with its current operations. We consider organic growth the revenues reported by our existing subsidiaries once fully integrated to our operations. These subsidiaries include Etelix, SwissLink, QGlobal, IoT Labs, Smartbiz, Whisl, QXTEL.

GlobeTopper, acquired on July 1st, 2025 represented the rest of the increment increase, showing the potential this subsidiary has of creating value to the organization.

Cost of Revenues

Our total cost of revenues for the three months ended March 31, 2026 increased to $95,839,138, compared with $55,697,858 for the three months ended March 31, 2025.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Cost of Revenue for the Three Months Ended March 31,
Subsidiary	2026	2025
IQSTEL Inc	$—	$—
Etelix.com USA, LLC	20,213,681	8,574,584
SwissLink Carrier AG	697,009	1,080,854
QGlobal LLC	290,228	476,330
IoT Labs LLC	28,693,128	24,809,932
Smartbiz Telecom	4,349,376	3,246,341
Whisl Telecom	1,056,679	581,128
QXTEL Limited	28,351,638	30,325,933
GlobeTopper LLC	12,734,958	—
	$96,386,697	$69,095,102

Intercompany eliminations	(547,559)	(13,397,244)
	$95,839,138	$55,697,858

Our cost of revenue consists of direct charges from vendors that the Company incurs to deliver services to its customers. These costs primarily consist of usage charges for calls and SMS terminated in vendor’s network, as well as the costs of the digital prepaid products related to Fintech (Globetopper) operations.

The behavior in the costs shows a logical correlation with the behavior of the revenue commented above, as each additional unit sold (minutes and SMS) has its corresponding termination cost. A similar pattern is observed in the virtual gift-card business, where each incremental digital prepaid product delivered to customers includes the associated wholesale acquisition cost payable to the issuing partner. As a result, cost of revenue moves directionally in line with transactional volume across both business lines, reflecting the variable-cost nature of these operations.

The inclusion of GlobeTopper in the consolidation process, along with the traffic volumes by QXTEL, Etelix and Swisslink, and the reorganizing of the portfolio among subsidiaries, reflects the synergies derived from the commercial and operational integration of all group companies.

This quarter, compared to 2025, reflects the positive impact of the portfolio restructuring. While intercompany transactions decreased, traffic shifted toward third parties, strengthening external relationships. This transition helped maintain growth and is expected to continue supporting revenue and margins going forward.

Gross Margin

Our gross margin, which is simply the difference between our revenues and our cost of sales, discussed above, was $2,080,698 for the three months ended March 31, 2026 compared to $1,934,958 for the three months ended March 31, 2025. This represents an increase of 8% in the gross margin year over year.

	Gross Margin % for the Three Months Ended March 31,
Subsidiary	2026	2025
IQSTEL Inc	—	—
Etelix.com USA, LLC	1.09%	1.68%
SwissLink Carrier AG	29.53%	19.89%
QGlobal LLC	22.47%	27.93%
IoT Labs LLC	0.32%	0.38%
Smartbiz Telecom	5.28%	6.69%
Whisl Telecom	13.29%	24.80%
QXTEL Limited	2.98%	2.66%
GlobeTopper LLC	1.99%	—

Operating Expenses

Operating expenses increased to $3,038,707 for the three months ended March 31, 2026 from $2,539,184 for the three months ended March 31, 2025. The detail by major category is reflected in the table below.

	Operating Expenses for the Three Months Ended March 31,
Category	2026	2025
Salaries, Wages and Benefits	$933,119	$955,159
Technology	552,788	425,593
Professional Fees	325,967	309,049
Legal & Regulatory	110,859	166,438
Travel & Events	115,689	89,050
Public Cost	60,293	66,559
Advertising	267,092	218,880
Bank Services and Fees	62,069	21,441
Depreciation and Amortization	172,646	126,995
Office, Facility and Other	384,729	126,302
Insurances	34,172	903
Bad debt expense	14,364	—
	$3,033,787	$2,506,369

Stock-based compensation	4,920	32,815
	$3,038,707	$2,539,184

The most significant differences are: (1) the increase in technology expenses related to the deployment and upgrade of the Switching platform to allocate all subsidiaries, which will result in tremendous cost reduction once all companies are migrated to the new platform; (2) the increases in other items such as technology; depreciation and amortization; and office, facility and other are largely the result of the addition of QXTEL and GlobeTopper to our consolidated financial statements.

When looking at the numbers by subsidiary, we have the following breakout for the three months ended March 31, 2026 compared to the three months ended March 31, 2025:

	Operating Expenses for the Three Months Ended March 31,
Subsidiary	2026	2025
IQSTEL Inc	$1,007,360	$749,131
Etelix.com USA, LLC	112,521	119,377
SwissLink Carrier AG	271,214	185,820
Itsbchain	329	1,190
QGlobal LLC	92,879	112,299
IoT Labs LLC	61,628	68,826
Global Money One	293	243
Smartbiz Telecom	256,907	361,296
Whisl Telecom	118,559	98,418
QXTEL Limited	872,939	740,514
GlobeTopper LLC	269,013	—
	$3,063,642	$2,437,114

Intercompany eliminations	(24,935)	102,070
	$3,038,707	$2,539,184

The largest portion of the increase comes from IQSTEL, which is currently bearing most of the technology-related expenses, and from QXTEL, which since its incorporation has maintained a higher cost structure compared to the other subsidiaries, although it has remained consistent over time. Additionally, starting July 1, 2025, Globetopper’s expenses were incorporated, which were not included in previous periods.

We are continually identifying operational synergies among all of our subsidiaries to be more cost efficient.

Operating Income

The Company showed negative Operating Income for the three months ended March 31, 2026 of $958,009 compared with $604,226 for the three months ended March 31, 2025. These results reflect an overall rise in operating expenses, largely associated with ongoing investments in development and growth initiatives.

Our Telecom Division, currently the primary source of revenue for the Company, shows continued progress, as evidenced by the increase in revenue and gross profit. However, it reported a negative operating income for the three months ended March 30, 2026, mainly driven by the increase in general and administrative expenses. This contrasts with the period ended March 31, 2025, which showed a positive operating income. The Fintech Division also reflects its current position following the inclusion of Globetopper.

In addition, our pre-revenue companies continue to operate with minimal expenses, focused solely on completing product and service development prior to market launch.

Other Expenses/Other Income

We had total other expenses of $412,424 for the three months ended March 31, 2026, as compared with other expenses of $519,660 for the same period ended 2025. The other expenses are largely due to $350,998 and $531,726 of Interest Expense for the three months ended March 31, 2026 and 2025, respectively. A significant portion of the 2026 interest expense was associated with the financing for the acquisition of Globetopper, which allowed us to drive the organic growth of the Company.

Net Loss

We finished the three months ended March 31, 2026 with a net loss of $1,385,936, as compared to a loss of $1,144,461 during the three months ended March 31, 2025. The 2026 net loss is highly impacted by interest expense incurred in the acquisition of Globetopper; however, the increase in the Company's value and the beneficial effects of this acquisition could be observed in the $829,064 of gross profit added to our operations for the three months ended March 31, 2026, which represents 43% of the total consolidated gross profit.

The net results of the periods reported are highly impacted by the expenses in the holding entity (IQSTEL), which has a high component of interest and other financial expenses related to the funds borrowed for the acquisition of QXTEL Limited and GlobeTopper LLC.

As previously stated, our strategy remains focused on strengthening the telecommunications segment as the main growth engine to support the development and expansion of new business lines, including our Fintech Division with the inclusion of Globetopper, which we expect to contribute positively to future performance and enhance our market positioning.

In evaluating our financial performance, we utilize Adjusted EBITDA as a supplemental measure to provide insights into the profitability of our core operations. (Please see Adjusted EBITDA, which is reconciled to the Net Income in the table below.) Adjusted EBITDA excludes, in addition to non-operational expenses like interest expenses, taxes, depreciation and amortization, items that we believe are not indicative of our operating performance, such as:

- FX Gains and Losses.

- Stock-Based Compensation: As a non-cash expense, this adjustment eliminates variability caused by equity-based incentives.

- Other non-recurrent expenses: Adjusted EBITDA removes one-time, irregular, or non-recurring expenses to reflect the company's sustainable earnings.

We believe Adjusted EBITDA offers a clearer view of the cash-generating potential of our business, excluding non-recurring, non-cash, and non-operational impacts.

Based on the analysis of our Adjusted EBITDA, our Telecom Division is a high-performing division that generates strong operational profits.

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

	Telecom Division		Fintech Division		Pre-revenue companies		IQSTEL		Consolidated
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues	84,926,428	57,632,816	12,993,408	—	—	—	—	—	97,919,836	57,632,816
Cost of revenue	83,104,180	55,697,858	12,734,958	—	—	—	—	—	95,839,138	55,697,858
Gross profit	1,822,248	1,934,958	258,450	—	—	—	—	—	2,080,698	1,934,958

Operating expenses
General and administration	1,761,712	1,668,305	269,013	—	622	1,433	1,007,360	869,446	3,038,707	2,539,184
Total Operating Expenses	1,761,712	1,668,305	269,013	—	622	1,433	1,007,360	869,446	3,038,707	2,539,184

Operating income/(loss)	60,536	266,653	(10,563)	—	(622)	(1,433)	(1,007,360)	(869,446)	(958,009)	(604,226)

Other income (expense)	(62,727)	1,210	(96)	—		—	(349,601)	(520,870)	(412,424)	(519,660)
Net income (loss) before income taxes	(2,191)	267,863	(10,659)	—	(622)	(1,433)	(1,356,961)	(1,390,316)	(1,370,433)	(1,123,886)
Income taxes	(15,503)	(20,575)		—		—		—	(15,503)	(20,575)
Net income (loss)	(17,694)	247,288	(10,659)	—	(622)	(1,433)	(1,356,961)	(1,390,316)	(1,385,936)	(1,144,461)

Depreciation and Amortization	166,335	126,995	6,311	—	—	—	—	—	172,646	126,995
Interest expense	1,594	10,852	121	—	—	—	257,342	520,869	259,057	531,721
FX Gains/Losses	18,696	31,939	18	—	—	—	—	(401)	18,714	31,538
Stock-based compensation	—	—	—	—	—	—	4,920	32,815	4,920	32,815
Other non recurrent	—	150,984	—	—	—	—	—	—	—	150,984
Taxes	15,503	25,548	—	—	—	—	—	—	15,503	25,548
Adjusted EBITDA	184,434	593,606	(4,209)	—	(622)	(1,433)	(1,094,699)	(837,033)	(915,096)	(244,860)

Liquidity and Capital Resources

As of March 31, 2026, we had total current assets of $29,726,482 and current liabilities of $30,028,395, resulting in a negative working capital of $301,913.

Our operating activities used $175,447 in the three months ended March 31, 2026 as compared with $1,906,969 used in operating activities in the three months ended March 31, 2025. Our negative operating cash flow for both periods is a result of our net loss and changes in operating assets and liabilities which varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. This is due to substantial non-cash adjustments and working capital changes:

-          Depreciation and amortization increased, reflecting higher non-cash expenses.

-          Bad debt expense remained low, indicating stable receivables quality.

-          Accounts receivable: Large positive adjustment ($6.3M in 2026 vs. $45.9M in 2025), suggesting strong collections and reduced sales on credit.

-          Accounts payable and accrued liabilities: Large negative adjustments, especially accrued liabilities, indicating significant payments during the period.

The Company’s operating cash flow is still negative, but the gap between net loss and cash used is bridged by non-cash charges and working capital management.

Investing activities used $8,400 for the three months ended March 31, 2026, compared to $58,645 in the same period of 2025. The higher outflows in 2025 were mainly driven by the acquisition of QXTEL and Globetopper. The decrease in 2026 reflects lower investment activity compared to the prior period.

Financing activities provided $626,075 in the current period, compared to $540,304 in the prior period. The increase reflects higher net inflows from financing activities. This change is mainly due to increased proceeds from financing sources, partially offset by repayments and related outflows. Financing activities during the period include funding associated with the acquisition of Globetopper, as the Company continues to support its growth and investment strategy.

The Company is transitioning from an expansion phase in 2026, marked by the acquisition of Globetopper, to a more consolidated approach during the first nine months of 2026, with a greater focus on cash preservation, working capital management, and non-cash financing tools. The Company’s debt repayments reflect a maturing capital structure. At the same time, the expansion of Globetopper during the year ended December 31, 2025 demonstrates the Company’s continued commitment to strengthening and scaling its other business divisions.

These conditions, including our recurring losses from operations, negative working capital, and negative operating cash flows, raise substantial doubt about the Company’s ability to continue as a going concern. See Note 3 to the consolidated financial statements for additional discussion.

We intend to fund our operations through increased sales, as well as debt and/or equity financing arrangements, to support liquidity and capital resources. We also plan to seek additional funding through public and private equity offerings. However, there can be no assurance that we will be successful in raising additional capital. If we are unable to secure such funding, our business plan and operations could be adversely affected. Additionally, there can be no assurance that such financing will be available on acceptable terms, or at all.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2026.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026; however, we consider our critical accounting policies to be those related to the allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of financial instruments and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of March 31, 2026, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2026. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2026, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2025, filed with the SEC on April 06, 2026 and amended on April 23, 2026. The risks described may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report, and the information contained in the section captioned “Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933.

During the three months ended March 31, 2026, the Company issued 408,351 shares of common stock, valued at fair market value on issuance as follows:

•         406,476 shares for conversion of Series D Preferred Stock

•         1,875 shares for compensation to our directors valued at $4,920

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 20, 2026 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

