Form 10-Q
period 2026-06-30
iQSTEL Inc
filed 2026-08-18
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

(484) 847-7835
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,915,859 common shares as of August 18, 2026

1

2

Item 1. Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025;
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (unaudited);
F-3	Consolidated Statements of Stockholder’s Equity for the three and six months ended June 30, 2026 and 2025 (unaudited).
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited); and
F-5	Notes to Consolidated Financial Statements (unaudited).

These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2026 are not necessarily indicative of the results that can be expected for the full year.

3

IQSTEL INC

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash	$2,091,882	$2,155,359
Accounts receivable, net	27,693,581	30,259,020
Inventory	30,658	30,658
Due from related parties	509,020	639,519
Prepaid and other current assets	3,199,897	3,077,868
Total Current Assets	33,525,038	36,162,424

Property and equipment, net	500,021	615,048
Intangible assets, net	6,716,779	6,957,404
Goodwill	5,790,049	5,790,049
Deferred tax assets	459,472	459,472
Other assets	1,200,537	1,103,538
TOTAL ASSETS	$48,191,896	$51,087,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12,130,024	$9,167,288
Accrued and other current liabilities	13,705,659	19,050,496
Contract liabilities	1,040,597	1,391,377
Due to related parties	65,829	65,829
Loans payable - net of discount of $80,934 and $127,170, respectively	2,524,408	4,020,833
Loans payable - related parties	64,561	125,409
Contingent liability for acquisition of subsidiary	285,175	285,175
Stock payable	1,000,000	500,000
Total Current Liabilities	30,816,253	34,606,407

Loans payable, non-current	26,488	31,302
Employee benefits, non-current	169,599	169,599
TOTAL LIABILITIES	31,012,340	34,807,308

Stockholders' Equity
Preferred stock: 1,200,000 authorized; $0.001 par value
Series A Preferred stock: 10,000 designated; $0.001 par value, 10,000 shares issued and outstanding	10	10
Series B Preferred stock: 200,000 designated; $0.001 par value, 59,276 shares issued and outstanding, respectively	59	59
Series C Preferred stock: 200,000 designated; $0.001 par value, no shares issued and outstanding	—	—
Series D Preferred stock: 100,000 designated; $0.001 par value, 16,865 and 18,020 shares issued and outstanding, respectively	17	18
Common stock: 26,000,000 authorized; $0.001 par value 10,052,672 and 4,668,017 shares issued and outstanding, respectively	10,052	4,668
Additional paid in capital	59,778,311	54,455,615
Accumulated deficit	(47,010,050)	(42,991,879)
Accumulated other comprehensive loss	(25,340)	(25,340)
Equity attributed to stockholders of IQSTEL Inc.	12,753,059	11,443,151
Equity attributable to noncontrolling interests	4,426,497	4,837,476
TOTAL STOCKHOLDERS' EQUITY	17,179,556	16,280,627

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,191,896	$51,087,935

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$109,068,246	$72,183,236	$206,988,082	$129,816,052
Cost of revenue	106,321,441	70,311,749	202,160,579	126,009,607
Gross profit	2,746,805	1,871,487	4,827,503	3,806,445

Operating expenses
General and administration	3,867,624	2,527,716	6,906,331	5,066,900
Total operating expenses	3,867,624	2,527,716	6,906,331	5,066,900

Operating loss	(1,120,819)	(656,229)	(2,078,828)	(1,260,455)

Other income (expense)
Other income	17,059	22,286	42,408	45,514
Other expenses	—	(68,584)	(86,775)	(79,746)
Interest expense	(313,626)	(459,118)	(664,624)	(990,844)
Loss on settlement of debt	(926,126)	(878,592)	(926,126)	(878,592)
Loss on settlement of salary payable	—	(216,981)	—	(216,981)
Total other expense	(1,222,693)	(1,600,989)	(1,635,117)	(2,120,649)

Net loss before provision for income taxes	(2,343,512)	(2,257,218)	(3,713,945)	(3,381,104)
Income taxes	(62,109)	(91,696)	(77,612)	(112,271)
Net loss	(2,405,621)	(2,348,914)	(3,791,557)	(3,493,375)
Less: Net income attributable to noncontrolling interests	218,237	58,064	189,894	71,561
Net loss attributed to IQSTEL Inc.	$(2,623,858)	$(2,406,978)	$(3,981,451)	$(3,564,936)
Dividend on Series D Preferred Stock	(36,720)	—	(36,720)	—
Undeclared dividend on Series D Preferred Stock	—	—	(16,567)	—
Net loss attributed to stockholders of IQSTEL Inc.	$(2,660,578)	$(2,406,978)	$(4,034,738)	$(3,564,936)

Comprehensive loss
Net loss	$(2,405,621)	$(2,348,914)	$(3,791,557)	$(3,493,375)
Less: Comprehensive income attributable to noncontrolling interests	218,237	58,064	189,894	71,561
Net comprehensive loss attributed to IQSTEL Inc.	$(2,623,858)	$(2,406,978)	$(3,981,451)	$(3,564,936)

Basic and diluted loss per common share	$(0.38)	$(0.82)	$(0.68)	$(1.28)

Weighted average number of common shares outstanding - Basic and diluted	6,936,634	2,952,905	5,913,074	2,792,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three and Six Months ended June 30, 2026

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2025	10,000	$10	59,276	$59	18,020	$18	4,668,017	$4,668	$54,455,615	$(42,991,879)	$(25,340)	$11,443,151	$4,837,476	$16,280,627

Common stock issued for conversion of series D preferred stock	—	—	—	—	(8,631)	(9)	406,476	406	(397)	—	—	—	—	—
Common stock issued for compensation	—	—	—	—	—	—	1,875	2	4,918	—	—	4,920	—	4,920
Dividend to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	(600,873)	(600,873)
Net income (loss)	—	—	—	—	—	—	—	—	—	(1,357,593)	—	(1,357,593)	(28,343)	(1,385,936)
Balance - March 31, 2026	10,000	$10	59,276	$59	9,389	$9	5,076,368	$5,076	$54,460,136	$(44,349,472)	$(25,340)	$10,090,478	$4,208,260	$14,298,738

Common stock issued for conversion of series D preferred stock	—	—	—	—	(241,287)	(241)	3,576,577	3,577	(3,336)	—	—	—	—	—
Series D Preferred stock issued for settlement of debt	—	—	—	—	247,140	247	—	—	4,426,290	—	—	4,426,537	—	4,426,537
Series D Preferred stock issued as dividend	—	—	—	—	1,623	2	—	—	36,718	(36,720)	—	—	—	—
Common stock issued for cash and receivable	—	—	—	—	—	—	895,000	895	821,041	—	—	821,936	—	821,936
Common stock issued for compensation	—	—	—	—	—	—	1,875	2	2,675	—	—	2,677	—	2,677
Common stock issued for service	—	—	—	—	—	—	129,717	129	535,160	—	—	535,289	—	535,289
Common stock issued for financing commitment	—	—	—	—	—	—	373,135	373	(373)	—	—	—		—
Common stock payable for financing commitment	—	—	—	—	—	—	—	—	(500,000)	—	—	(500,000)	—	(500,000)
Net loss	—	—	—	—	—	—	—	—	—	(2,623,858)	—	(2,623,858)	218,237	(2,405,621)
Balance - June 30, 2026	10,000	$10	59,276	$59	16,865	$17	10,052,672	$10,052	$59,778,311	$(47,010,050)	$(25,340)	$12,753,059	$4,426,497	$17,179,556

For the Three and Six Months ended June 30, 2025

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Loss	Total	Non-Controlling Interest	Total Stockholders' Equity
Balance - December 31, 2024	10,000	$10	35,537	$36	2,537,209	$2,537	$39,943,924	$(32,703,410)	$(25,340)	$7,217,757	$4,682,506	$11,900,263

Common stock issued for compensation	—	—	—	—	1,875	2	32,813	—	—	32,815	—	32,815
Common stock issued for conversion of debt	—	—	—	—	94,981	95	835,739	—	—	835,834	—	835,834
Common stock issued for common stock payable	—	—	—	—	3,563	4	(4)	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	(68,645)	—	(68,645)	—	(68,645)
Net income (loss)	—	—	—	—	—	—	—	(1,157,958)	—	(1,157,958)	13,497	(1,144,461)
Balance - March 31, 2025	10,000	$10	35,537	$36	2,637,628	$2,638	$40,812,472	$(33,930,013)	$(25,340)	$6,859,803	$4,696,003	$11,555,806

Series B Preferred stock issued for settlement of salary payable	—	—	6,571	6	—	—	848,475	—	—	848,481	—	848,481
Common stock issued for compensation	—	—	—	—	1,875	2	22,381	—	—	22,383	—	22,383
Common stock issued for conversion of debt	—	—	—	—	599,933	600	2,391,470	—	—	2,392,070	—	2,392,070
Common stock issued for settlement of debt	—	—	—	—	264,980	265	1,886,393	—	—	1,886,658	—	1,886,658
Reverse split adjustment	—	—	—	—	38	—	—	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	(68,484)	—	(68,484)	—	(68,484)
Net income (loss)	—	—	—	—	—	—	—	(2,406,978)	—	(2,406,978)	58,064	(2,348,914)
Balance - June 30, 2025	10,000	$10	42,108	$42	3,504,454	$3,505	$45,961,191	$(36,405,475)	$(25,340)	$9,533,933	$4,754,067	$14,288,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,791,557)	$(3,493,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	542,886	55,198
Bad debt expense	14,364	4,442
Depreciation and amortization	326,736	288,224
Amortization of debt discount	162,026	343,834
Loss on settlement of debt	926,126	878,592
Loss on settlement of salary payable	—	216,981
Changes in operating assets and liabilities:
Accounts receivable	3,564,196	33,486,603
Prepaid and other assets	434,048	(4,552,575)
Accounts payable	1,241,794	1,585,727
Accrued and other current liabilities	(4,737,013)	(30,462,934)
Contract liability	(350,780)	—
Net cash used in operating activities	(1,667,174)	(1,649,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,083)	(95,189)
Payment of loan receivable - related party	(26,201)	(29,462)
Collection of amounts due from related parties	6,700	839
Net cash used in investing activities	(22,584)	(173,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,800,000	3,215,000
Repayments of loans payable	(15,934)	(15,776)
Repayments of note payable issued for acquisition of subsidiary	—	(1,244,786)
Repayment of loans payable - related parties	(60,848)	(389,514)
Proceeds from common stock issued	168,860	—
Proceeds from convertible notes	—	987,500
Repayment of convertible notes	—	(1,064,269)
Dividend paid to non-controlling interest	(265,797)	(137,129)
Net cash provided by financing activities	1,626,281	1,351,026

Net change in cash	(63,477)	(472,069)
Cash, beginning of period	2,155,359	2,510,357
Cash, end of period	$2,091,882	$2,038,288

Supplemental cash flow information
Cash paid for interest	$473,406	$386,539
Cash paid for taxes	$93,528	$109,870

Non-cash transactions:
Series B Preferred stock issued for settlement of salary payable	$—	$848,481
Series D Preferred stock issued as dividend	$36,720	$—
Series D Preferred stock issued for settlement of debt	$4,426,537	$1,886,658
Common stock issued for conversion of debt	$—	$3,227,903
Common stock issued for common stock payable	$—	$4
Common stock issued for conversion of Series D preferred stock	$3,983	$—
Note payable issued for acquisition of subsidiary	$—	$1,000,000
Common stock issued for commitment fee	$500,000	$—
Common stock payable for commitment fee	$500,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

IQSTEL INC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2026

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

The Company is a technology company with a presence in 20 countries and over 100 employees that is offering leading-edge services through its three business divisions.

The Telecom Division, which represents the majority of current operations and which also represents 87% of all of the Company’s revenues for the six months ended June 30, 2026, offers VoIP, SMS, proprietary Internet of Things (IoT) solutions, and international fiber-optic connectivity through its subsidiaries: Etelix.com USA, LLC, SwissLink Carrier AG, Smartbiz Telecom LLC, Whisl Telecom LLC, IoT Labs, LLC, QGlobal SMS, LLC, and QXTEL LIMITED.

Also under the Telecom Division, the Company’s developing Blockchain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) to serve the in-country portability needs through its subsidiary, ItsBchain, LLC.

The Company’s developing Fintech Business Line offers a complete Fintech ecosystem MasterCard Debit Card, US Bank Account (No SSN Needed), Mobile App/Wallet (Remittances, Mobile Top Up). The Company’s Fintech subsidiary, Global Money One Inc., is to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home. Additionally, GlobeTopper LLC (www.GlobeTopper.com), our most recent acquisition, plays a strategic role in supporting the expansion and integration of our business divisions. Through its operations, the Company continues to strengthen its global presence and enhance the synergy in Fintech segments through its solution for gift card programs, representing 13% of our revenues for the six months ended June 30, 2026.

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

In the opinion of the Company’s management, the accompanying unaudited interim consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2026, and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 6, 2026, and amended on April 23, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had no cash equivalents at June 30, 2026, and December 31, 2025.

Accounts Receivable and Allowance for Uncollectible Accounts

Substantially all of the Company’s accounts receivable balance is related to trade receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company estimates expected credit losses related to accounts receivable balances based on a review of available and relevant information including current economic conditions, projected economic conditions, historical loss experience, account aging, and other factors that could affect collectability. No allowance for doubtful accounts was recorded as of June 30, 2026, and December 31, 2025.

The following table shows the rollforward of the allowance for credit losses for the six months ended June 30, 2026 and 2025:

	Six months ended
	June 30,
	2026	2025
Balance , at beginning of period	$—	$—
Provision for credit losses	14,364	4,442
Deductions	(14,364)	(4,442)
Balance at end of period	$—	$—

During the three and six months ended June 30, 2026 and 2025, the Company recorded bad debt expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Bad debt expense	$—	$4,442	$14,364	$4,442

Net Income (Loss) Per Share of Common Stock

The Company has adopted Accounting Standards Codification (ASC) 260, ”Earnings per Share” which requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss to common stockholders less the cumulative undeclared preferred stock dividend by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive. Dilutive potential common shares include outstanding Series B Preferred stock and Series D Preferred stock and they were excluded from the computation of diluted net loss per share as the result was anti-dilutive for the six months ended June 30, 2026, and 2025.

Concentrations of Credit Risk

The Company’s financial instruments subject to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and related party payables. The Company maintains its cash and cash equivalents with financial institutions that management believes to be of high credit quality. At times, balances maintained with a single financial institution may exceed applicable governmental insurance limits. Based on Federal Deposit Insurance Corporation coverage in the United States, Switzerland’s deposit protection system (Esisuisse), and the Financial Services Compensation Scheme applicable in the United Kingdom, 58% and 59% of cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively, were covered by applicable governmental insurance limits.

As of June 30, 2026, approximately 80% of total accounts receivable was concentrated among the Company’s top 13 customers, compared with the same percentage concentrated among 20 customers as of December 31, 2025. The largest customer represented 18% of total accounts receivable as of June 30, 2026, compared with 15% as of December 31, 2025. In each such period, 12 of these customers were repeat customers and accounted for 80% and 73% of total accounts receivable as of June 30, 2026, and December 31, 2025, respectively. This concentration may expose the Company to a moderate to low level of credit risk, as most of these customers are bilateral counterparties that also maintain accounts payable with the Company.

During the six months ended June 30, 2026, we had 22 customers representing 87% of our revenue compared to 25 customers representing 86% of our revenue for the six months ended June 30, 2025. For the six months ended June 30, 2026, and 2025, 28% and 41% of revenue, respectively, comes from customers under prepayment conditions, which means there are no credit or bad debt risks on that portion of the customers’ portfolio.

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

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has suffered recurring losses from operations, has negative cash flows from operating activities and does not have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its business plan and eventually attain profitable operations.

During the next year, the Company’s foreseeable cash requirements will relate primarily to the continued development and expansion of its operating segments, the maintenance of its standing within the industry, and the ongoing execution of its commercial and marketing initiatives. Although management expects to continue strengthening its liquidity position, the Company may experience periods of cash shortfall and could be required to raise additional capital.

During the current year, the Company successfully accessed external financing through the implementation and utilization of an Equity Line of Credit, which has provided incremental funding to support operations and strategic initiatives. Management intends to continue evaluating similar capital-raising alternatives as needed to ensure adequate liquidity.

.

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

NOTE 4 – PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
Other receivable	$82,390	$298,461
Prepaid expenses	1,839,778	2,192,508
Advance payment	21,000	21,000
Tax receivable	53,305	63,284
Deposit for acquisition of asset	357,500	356,000
Security deposit	192,848	146,615
Subscription receivable	653,076	—
	$3,199,897	$3,077,868

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
Telecommunication equipment	$700,417	$700,417
Telecommunication software	768,247	800,247
Vehicle	86,643	86,643
Other equipment	164,169	159,451
Total property and equipment	1,719,476	1,746,758
Accumulated depreciation and amortization	(1,219,455)	(1,131,710)
Total property and equipment	$500,021	$615,048

During the three and six months ended June 30, 2026 and 2025, the Company recognized depreciation expenses as following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Depreciation expenses	$33,778	$40,916	$86,111	$47,598

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at June 30, 2026, and December 31, 2025, consisted of the following:

June 30, 2026

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	99,592
Interconnection agreements	16 years	7,700,000	(1,082,813)	6,617,187
		$7,799,592	$(1,082,813)	$6,716,779

December 31, 2025

	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
New gas regulator intangible	Not yet in service	$99,592	$—	$99,592
Interconnection agreements	16 years	7,700,000	(842,188)	6,857,812
		$7,799,592	$(842,188)	$6,957,404

The following table outlines the estimated future amortization expense at June 30, 2026:

2026 (6 months remaining)	$240,625
2027	481,250
2028	481,250
2029	481,250
2030	481,250
Thereafter	4,451,562
$6,617,187

During the three and six months ended June 30, 2026 and 2025, the Company recognized amortization expenses as following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amortization expenses	$120,312	$120,312	$240,625	$240,625

NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities at June 30, 2026, and December 31, 2025, consisted of the following

	June 30,	December 31,
	2026	2025
Accrued liabilities	$1,738,083	$1,242,848
Cost provision	11,287,211	17,190,827
Accrued interest	54,316	84,174
Salary payable - management	42,728	68,364
Salary payable and employee benefit	65,579	71,956
Other current liabilities	197,747	241,492
Income tax payable	134,919	150,835
Dividend payable	185,076	—
	$13,705,659	$19,050,496

NOTE 8 - LOANS PAYABLE

Loans payable at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30,	December 31,		Interest
	2026	2025	Term	rate
Martus	$97,401	$97,401	Note was issued on October 23, 2018 and due on January 2, 2027	5.0%
Darlene Covid19	50,179	60,703	Note was issued on April 1, 2020 and due on March 31, 2027	0.0%
Promissory note payable	—	794,737	Note was issued July 16, 2025 and due on February 26, 2026	24.0%
Promissory note payable	—	794,737	Note was issued August 8, 2025 and due on March 21, 2026	24.0%
Promissory note payable	—	794,737	Note was issued September 16, 2025 and due on April 24, 2026	24.0%
Promissory note payable	—	531,579	Note was issued October 14, 2025 and due on May 27, 2026	24.0%
Promissory note payable	—	531,579	Note was issued November 10, 2025 and due on June 23, 2026	24.0%
Promissory note payable	531,579	531,579	Note was issued December 22, 2025 and due on August 4, 2026	24.0%
Promissory note payable	531,579	—	Note was issued February 9, 2026 and due on September 22, 2026	24.0%
Promissory note payable	265,789	—	Note was issued March 26, 2026 and due on November 6, 2026	24.0%
Financing loan	36,882	42,253	$1,148.94 monthly payment for 48 months	7.87%
Promissory note payable	531,579	—	Note was issued April 2, 2026 and due on November 13, 2026	24.0%
Promissory note payable	265,789	—	Note was issued May 12, 2026 and due on December 23, 2026	24.0%
Promissory note payable	321,053	—	Note was issued June 8, 2026 and due on January 19, 2027	24.0%
Total	2,631,830	4,179,305
Less: Unamortized debt discount	(80,934)	(127,170)
Total loans payable	2,550,896	4,052,135
Less: Current portion of loans payable	(2,524,408)	(4,020,833)
Long-term loans payable	$26,488	$31,302

Loans payable - related parties at June 30, 2026, and December 31, 2025, consisted of the following:

	June 30,	December 31,		Interest
	2026	2025	Term	rate
49% of Shareholder of SwissLink	$21,606	$21,606	Note is due on demand	0.0%
49% of Shareholder of SwissLink	42,955	103,803	Note is due on demand	5.0%
Total	64,561	125,409
Less: Current portion of loans payable - related parties	(64,561)	(125,409)
Long-term loans payable - related parties	$—	$—

During the six months ended June 30, 2026 and 2025, the Company borrowed from third parties totaling $1,915,789 and $3,215,000, respectively, which includes original issue discount and financing costs of $115,789 and $226,374, respectively, and repaid the principal amount of $15,934 and $1,260,562 (consisting of $15,776 of payments on loans payable and $1,244,786 of payments on a note payable issued for the acquisition of a subsidiary), respectively. Additionally, during the six months ended June 30, 2026, and 2025, the Company repaid the principal amount of notes payable to related parties totaling $60,848 and $389,514, respectively.

During the six months ended June 30, 2026, the Company settled five (5) promissory notes with an aggregate principal amount of $3,447,368 and accrued interest of $397,348 by issuing 247,140 shares of Series D Preferred Stock valued at $4,426,537. As a result, the Company recorded a loss on settlement of debt of $581,821..

During the three and six months ended June 30, 2026 and 2025, the Company recognized interest expenses and amortization debt discount as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expenses	$243,086	$69,827	$502,598	$169,502
Amortization of debt discount	$70,540	$41,778	$162,026	$77,883

NOTE 9 – STOCK PAYABLE

At June 30, 2026, and December 31, 2025, stock payable recorded as liabilities are as follows;

	June 30,	December 31,
	2026	2025
Stock payable for acquisition in July 2025	$500,000	$500,000
Stock payable for commitment under equity purchase agreement	500,000	—
Total	$1,000,000	$500,000

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized common stock consists of 26,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended June 30, 2026, the Company issued 5,384,655 shares of common stock, valued at fair market value on issuance as follows:

•         3,983,053 shares upon conversion of Series D Preferred Stock

•         895,000 shares for cash proceeds of $168,860 and receivable of $653,076 under equity purchase agreement, which the Company received in July 2026.

•         3,750 shares issued as compensation to our directors valued at $7,596

•         129,717 shares for service from third parties valued at $535,290

•         373,135 shares issued in connection with a financing agreement, valued at $500,000

At June 30, 2026, and December 31, 2025, 10,052,672 and 4,668,017 shares of common stock were issued and outstanding, respectively.

Dividend Declaration

In January 2026, QXTEL, a subsidiary of the Company, paid cash dividend of $9,873 and non-cash dividend of $150,000 to QXTEL’s minority (non-controlling) shareholders for fiscal year 2025. In addition, QXTEL declared a dividend of $900,000 for fiscal year 2026 to its shareholders, of which $459,000 to IQSTEL was eliminated on consolidation. During the three and six months ended June 30, 2026, the Company paid $174,339 and $265,797, respectively, to QXTEL’s minority (non-controlling) shareholders, and as of June 30, 2026, $185,076 was recorded as dividend payable to minority shareholders under accrued and other current liabilities.

Equity Purchase Agreement

On April 30, 2026, the Company entered into (i) an Equity Purchase Agreement (the “Purchase Agreement”) and (ii) a Registration Rights Agreement (the “Registration Rights Agreement”) with M2B Funding Corp. (the “Investor”).

Pursuant to the Purchase Agreement, the Company may, from time to time during the Commitment Period, require the Investor to purchase up to $50,000,000 of the Company’s common stock, at a per-share price equal to 94% of the lowest daily volume-weighted average price during the six Trading Days following delivery of a Put Notice, subject to volume-based caps, a daily maximum of $500,000

The Commitment Period began on the date the Registration Statement was declared effective by the SEC (the “Effective Date”) and ends on the earlier of: (i) the date the Investor has purchased the full $50,000,000, (ii) the date that is sixty (60) months after the Effective Date, (iii) written termination notice by the Company, or (iv) termination by the Investor as provided in the Purchase Agreement.

As consideration for the commitment, the Company will issue Commitment Shares valued at $1,000,000 (half of which was issued on the Execution Date; half on the 12-month anniversary or earlier termination), subject to a 20% daily volume leak-out restriction.

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

The rights of the holders of Series A Preferred Stock are defined in the relevant Certificate of Designation filed with the Nevada Secretary of State on November 3, 2020

At June 30, 2026, and December 31, 2025, 10,000 shares of Series A Preferred Stock were issued and outstanding.

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

At June 30, 2026, and December 31, 2025, 59,276 shares of Series B Preferred Stock were issued and outstanding.

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

At June 30, 2026, and December 31, 2025, no Series C Preferred Stock was issued or outstanding.

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

During the six months ended June 30, 2026, the Company issued 248,763 shares of Series D Preferred Stock as follows,

•         1,623 shares as dividend of Series D Preferred Stock, valued at $36,720

•         247,140 shares for settlement of debt, valued at $4,426,537

During the six months ended June 30, 2026, 249,918 shares of Series D Preferred Stock were converted into 3,983,053 shares of common stock.

At June 30, 2026 and December 31, 2025, 16,865 shares and 18,020 shares Series D Preferred Stock were issued and outstanding, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Due from related parties

During the six months ended June 30, 2026 and 2025, the Company loaned $26,201 and $29,462 to a related party and collected $6,700 and $839, respectively.

At June 30, 2026, and December 31, 2025, the Company had amounts due from related parties of $509,020 and $639,519, respectively. The loans are unsecured, non-interest bearing and due on demand.

Due to related parties

At June 30, 2026, and December 31, 2025, the Company had amounts due to related parties of $65,829. The amounts are unsecured, non-interest bearing and due on demand.

Employment agreements

During the six months ended June 30, 2025, the Company issued 6,571 shares of Series B Preferred Stock to settle salary payable for our CEO and CFO of $631,500. As a result, the Company recorded a loss on settlement of salary payable of $216,981.

During the six months ended June 30, 2026, and 2025, the Company recorded management salaries of $423,000 and $549,000, stock-based compensation bonuses of $7,596 and $55,198, respectively.

At June 30, 2026, and December 31, 2025, the Company recorded and accrued management salaries of $42,728 and $68,364, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases and Long-term Contracts

The Company has not entered into any long-term leases, contracts or commitments. The Company leases facilities, the term of which is 12 months. The Company incurred rent expenses as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Rent expenses	$11,255	$7,350	$22,579	$14,324

NOTE 13 - SEGMENTS

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

The following tables show operating activities information by geographic segment for the three and six months ended June 30, 2026, and 2025:

Three months ended June 30, 2026

	USA	Switzerland	UK	Elimination	Total
Revenues	$73,512,900	$1,052,995	$35,145,240	$(642,889)	$109,068,246
Cost of revenue	72,291,196	840,056	33,644,529	(454,340)	106,321,441
Gross profit	1,221,704	212,939	1,500,711	(188,549)	2,746,805

Operating expenses
Salaries, wages and benefits	442,951	—	649,672	—	1,092,623
Technology	501,455	118,246	166,074	(91,861)	693,914
Professional fees	285,426	9,469	—	—	294,895
Legal and regulatory	44,104	7,243	—	—	51,347
Travel and events	53,408	5,698	61,164	(1,121)	119,149
Public cost	7,032	—	—	—	7,032
Advertising	865,694	—	—	—	865,694
Bank services and fees	69,340	6,031	20,165	—	95,536
Depreciation and amortization	12,992	20,786	120,312	—	154,090
Office, facility and other	286,885	101,072	68,453	(353)	456,057
Insurance	10,581	—	24,029	—	34,610
Stock-based management compensation	2,677	—	—	—	2,677
General and administration	2,582,545	268,545	1,109,869	(93,335)	3,867,624

Operating income (loss)	(1,360,841)	(55,606)	390,842	(95,214)	(1,120,819)

Other expense	(990,437)	(6,233)	—	(226,023)	(1,222,693)

Income tax expense	—	—	(62,109)	—	(62,109)

Net income (loss)	$(2,351,278)	$(61,839)	$328,733	$(321,237)	$(2,405,621)

Three months ended June 30, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$39,752,753	$9,239,899	$35,115,087	$(11,924,503)	$72,183,236
Cost of revenue	38,993,391	9,047,464	33,984,659	(11,713,765)	70,311,749
Gross profit	759,362	192,435	1,130,428	(210,738)	1,871,487

Operating expenses
Salaries, wages and benefits	544,843	100,237	466,871	(72)	1,111,879
Technology	222,368	100,599	147,431	(203,483)	266,915
Professional fees	236,207	17,577	—	—	253,784
Legal and regulatory	24,821	10,197	—	—	35,018
Travel and events	42,560	3,708	60,377	(13,184)	93,461
Public cost	52,291	—	—	—	52,291
Advertising	426,744	(8,357)	—	—	418,387
Bank services and fees	11,057	(14,776)	17,543	—	13,824
Depreciation and amortization	6,681	34,235	120,313	—	161,229
Office, facility and other	20,908	5,345	71,389	—	97,642
Insurance	903	—	—	—	903
Stock-based management compensation	22,383	—	—	—	22,383
General and administration	1,611,766	248,765	883,924	(216,739)	2,527,716

Operating income (loss)	(852,404)	(56,330)	246,504	6,001	(656,229)

Other income (expense)	(1,529,016)	4,730	(6,549)	(70,154)	(1,600,989)

Income tax expense	—	—	(91,696)	—	(91,696)

Net income (loss)	$(2,381,420)	$(51,600)	$148,259	$(64,153)	$(2,348,914)

 Six months ended June 30, 2026

	USA	Switzerland	UK	Elimination	Total
Revenues	$141,912,684	$2,042,028	$64,369,067	$(1,335,697)	$206,988,082
Cost of revenue	139,629,247	1,537,064	61,996,167	(1,001,899)	202,160,579
Gross profit	2,283,437	504,964	2,372,900	(333,798)	4,827,503

Operating expenses
Salaries, wages and benefits	889,661	—	1,136,081	—	2,025,742
Technology	915,006	235,130	329,788	(233,222)	1,246,702
Professional fees	601,776	19,086	—	—	620,862
Legal and regulatory	143,140	19,066	—	—	162,206
Travel and events	76,715	7,142	152,102	(1,121)	234,838
Public cost	67,325	—	—	—	67,325
Advertising	1,132,786	—	—	—	1,132,786
Bank services and fees	111,476	3,674	42,455	—	157,605
Depreciation and amortization	25,985	55,407	245,344	—	326,736
Office, facility and other	495,043	200,254	149,730	(4,241)	840,786
Insurance	21,160	—	47,622	—	68,782
Bad debt expense	14,364	—	—	—	14,364
Stock-based management compensation	7,597	—	—	—	7,597
General and administration	4,502,034	539,759	2,103,122	(238,584)	6,906,331

Operating income (loss)	(2,218,597)	(34,795)	269,778	(95,214)	(2,078,828)

Other expense	(1,327,174)	(14,693)	—	(293,250)	(1,635,117)

Income tax expense	—	—	(77,612)	—	(77,612)

Net income (loss)	$(3,545,771)	$(49,488)	$192,166	$(388,464)	$(3,791,557)

Six months ended June 30, 2025

	USA	Switzerland	UK	Elimination	Total
Revenues	$78,290,551	$10,589,061	$66,270,084	$(25,333,644)	$129,816,052
Cost of revenue	76,681,706	10,128,318	64,310,592	(25,111,009)	126,009,607
Gross profit	1,608,845	460,743	1,959,492	(222,635)	3,806,445

Operating expenses
Salaries, wages and benefits	984,236	195,686	893,154	(6,038)	2,067,038
Technology	416,484	194,853	295,585	(214,413)	692,509
Professional fees	545,257	17,577	—	—	562,834
Legal and regulatory	191,259	10,197	—	—	201,456
Travel and events	61,065	7,999	127,978	(14,530)	182,512
Public cost	118,850	—	—	—	118,850
Advertising	637,267	—	—	—	637,267
Bank services and fees	24,542	(36,275)	46,998	—	35,265
Depreciation and amortization	13,363	34,235	240,625	—	288,223
Office, facility and other	68,776	10,314	140,410	—	219,500
Insurance	1,806	—	—	—	1,806
Bad debt expense	4,442	—	—	—	4,442
Stock-based management compensation	55,198	—	—	—	55,198
General and administration	3,122,545	434,586	1,744,750	(234,981)	5,066,900

Operating income (loss)	(1,513,700)	26,157	214,742	12,346	(1,260,455)

Other income (expense)	(1,993,405)	13,332	(13,076)	(127,500)	(2,120,649)

Income tax expense	—	—	(112,271)	—	(112,271)

Net income (loss)	$(3,507,105)	$39,489	$89,395	$(115,154)	$(3,493,375)

The following tables show reportable operating activities information by industrial segment for the three and six months ended June 30, 2026 and 2025. The Company has two industrial segments since the Company acquired GlobeTopper LLC in July 2025:

Three months ended June 30, 2026

	Telecom	Fintech	Corporate	Elimination	Total
Revenues	$96,759,251	$12,951,884	$—	$(642,889)	$109,068,246
Cost of revenue	94,064,884	12,710,897	—	(454,340)	106,321,441
Gross profit	2,694,367	240,987	—	(188,549)	2,746,805

Operating expenses	2,103,923	261,096	1,595,940	(93,335)	3,867,624

Operating income (loss)	590,444	(20,109)	(1,595,940)	(95,214)	(1,120,819)

Other expense	9,086	(486)	(1,005,270)	(226,023)	(1,222,693)

Income tax expense	(62,109)	—	—	—	(62,109

Net income (loss)	$537,421	$(20,595)	$(2,601,210)	$(321,237)	$(2,405,621)

Three months ended June 30, 2025

	Telecom	Corporate	Elimination	Total
Revenues	$84,107,739	$—	$(11,924,503)	$72,183,236
Cost of revenue	82,025,514	—	(11,713,765)	70,311,749
Gross profit	2,082,225	—	(210,738)	1,871,487

Operating expenses	1,521,238	1,102,904	(96,426)	2,527,716

Operating income (loss)	560,987	(1,102,904)	(114,312)	(656,229)

Other income (expense)	(46,893)	(1,471,596)	(82,500)	(1,600,989)

Income tax expense	(91,696)	—	—	(91,696)

Net income (loss)	$422,398	$(2,574,500)	$(196,812)	$(2,348,914)

Six months ended June 30, 2026

	Telecom	Fintech	Corporate	Elimination	Total
Revenues	$182,378,487	$25,945,292	$—	$(1,335,697)	$206,988,082
Cost of revenue	177,716,623	25,445,855	—	(1,001,899)	202,160,579
Gross profit	4,661,864	499,437	—	(333,798)	4,827,503

Operating expenses	4,011,214	530,402	2,603,299	(238,584)	6,906,331

Operating income (loss)	650,650	(30,965)	(2,603,299)	(95,214)	(2,078,828)

Other expense	(53,641)	(582)	(1,287,644)	(293,250)	(1,635,117)

Income tax expense	(77,612)	—	—	—	(77,612)

Net income (loss)	$519,397	$(31,547)	$(3,890,943)	$(388,464)	$(3,791,557)

Six months ended June 30, 2025

	Telecom	Corporate	Elimination	Total
Revenues	$155,149,696	$—	$(25,333,644)	$129,816,052
Cost of revenue	151,120,616	—	(25,111,009)	126,009,607
Gross profit	4,029,080	—	(222,635)	3,806,445

Operating expenses	3,209,220	1,852,036	5,644	5,066,900

Operating income (loss)	819,860	(1,852,036)	(228,279)	(1,260,455)

Other expense	(39,338)	(1,941,465)	(139,846)	(2,120,649)

Income tax expense	(112,271)	—	—	(112,271)

Net income (loss)	$668,251	$(3,793,501)	$(368,125)	$(3,493,375)

Asset Information

The following table shows asset and liability information by industrial segment at June 30, 2026 and December 31, 2025:

June 30, 2026	Telecom	Fintech	Corporate	Elimination	Total
Assets
Current assets	$31,729,976	$803,682	$5,402,289	$(4,410,909)	$33,525,038
Non-current assets	$8,388,560	$140,607	$19,571,428	$(13,433,737)	$14,666,858
Liabilities
Current liabilities	$29,851,592	$1,475,324	$4,060,282	$(4,570,945)	$30,816,253
Non-current liabilities	$169,599	$26,488	$—	$—	$196,087

December 31, 2025	Telecom	Fintech	Corporate	Elimination	Total
Assets
Current assets	$34,685,859	$1,203,613	$4,913,268	$(4,640,316)	$36,162,424
Non-current assets	$8,676,244	$153,229	$19,465,775	$(13,369,737)	$14,925,511
Liabilities
Current liabilities	$32,336,073	$1,851,514	$5,059,136	$(4,640,316)	$34,606,407
Non-current liabilities	$169,599	$31,302	$—	$—	$200,901

The following table shows asset and liability information by geographic segment at June 30, 2026 and December 31, 2025:

June 30, 2026	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$14,596,939	$1,122,305	$19,352,095	$(1,546,301)	$33,525,038
Non-current assets	$20,447,160	$276,506	$7,312,929	$(13,369,737)	$14,666,858
Liabilities
Current liabilities	$11,586,374	$2,141,294	$18,794,922	$(1,706,337)	$30,816,253
Non-current liabilities	$26,488	$169,599	$—	$—	$196,087

December 31, 2025	USA	Switzerland	UK	Elimination	Total
Assets
Current assets	$15,281,322	$1,538,421	$21,638,782	$(2,296,101)	$36,162,424
Non-current assets	$20,377,490	$331,914	$7,585,844	$(13,369,737)	$14,925,511
Liabilities
Current liabilities	$13,941,863	$2,563,328	$20,397,317	$(2,296,101)	$34,606,407
Non-current liabilities	$31,302	$169,599	$—	$—	$200,901

NOTE 14 – INCOME TAX

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

The Company’s tax provision and resulting effective tax rate for interim periods are determined using the estimated annual effective tax rate (“AETR”), which is updated each quarter and adjusted for discrete items recognized in the period. For the six months ended June 30, 2026, the AETR reflects expected taxable income of UK, and select US entities. The forecast is consistent with year-to-date actual results through June 30, 2026, and excludes any mark-to-market adjustments. While the overall tax provision remains immaterial due to the Company’s partial valuation allowance, the tax effect of the expected taxable entity income has been reflected in the AETR.

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

NOTE 15 – SUBSEQUENT EVENTS.

Subsequent to June 30, 2026, and through the date that these financials were made available, the Company had the following subsequent events:

On July 7, 2026, the Board of Directors of IQSTEL Inc. (the “Company”) approved certain amendments (the “Amendments”) to the Employment Agreements of Leandro Jose Iglesias, Chief Executive Officer, and Álvaro Quintana Cardona, Chief Financial Officer.

The Amendments include both cash and equity compensation changes, as summarized below:

Cash Compensation Changes (Effective Immediately)

  Base Salary Increase – Leandro Jose Iglesias: Mr. Iglesias’ monthly base salary was increased from $31,000 to $37,800, effective immediately. This increase incorporates the previously approved monthly relocation allowance of $6,800 related to his relocation to Cyprus.
  Two-Month Cash Performance Bonus – Leandro Jose Iglesias: The Board approved a two-month cash performance bonus for Mr. Iglesias in recognition of relocation expenses incurred in connection with his move to Cyprus. The amount and payment terms are governed by the terms of his existing Employment Agreement.
  Annual Bonus Payment Timing Flexibility: The Employment Agreements of both Mr. Iglesias and Mr. Quintana Cardona were amended to provide that any annual performance bonus may be paid at any time beginning fifteen (15) days following the filing of the Company’s Annual Report on Form 10-K with the Securities and Exchange Commission.

Equity Compensation Changes (Subject to Shareholder Approval)

The Board also approved material amendments to the equity compensation provisions of both Employment Agreements. These changes are subject to and will only become effective upon receipt of stockholder approval under Nasdaq Listing Rule 5635(c).

  Replacement of Annual Equity Incentive: The existing annual equity incentive provisions (up to 1,000,000 shares of Common Stock for Mr. Iglesias and up to 800,000 shares of Common Stock for Mr. Quintana Cardona) were replaced with an annual equity performance incentive of up to 50,000 Series B Preferred Shares per year for each executive.
  FY-2025 Equity Grants: Subject to stockholder approval, the Board approved the following grants for Fiscal Year 2025:
  Leandro Jose Iglesias: 20,000 Series B Preferred Shares
  Álvaro Quintana Cardona: 14,000 Series B Preferred Shares

The Company intends to seek stockholder approval of the equity-related amendments and grants through the filing of a Schedule 14C Information Statement. No shares of Series B Preferred Stock will be issued, and the equity amendments will not become effective, unless and until such stockholder approval is obtained.

On July 8, 2026, IQSTEL Inc. (the “Company”) entered into a Contribution Agreement (the “Contribution Agreement”) with certain of its subsidiaries as part of an internal corporate realignment (the “Realignment”).

Pursuant to the Contribution Agreement, the Company and certain subsidiaries contributed specified assets, equity interests, and operations into newly formed or existing subsidiaries. The Realignment is intended to streamline the Company’s corporate structure, improve operational efficiency, and better align its legal entities with its business lines, including its fintech, AI, and digital services operations.

The Contribution Agreement contains customary representations, warranties, covenants, and indemnification provisions. The Realignment does not involve any change in the Company’s management, Board of Directors, or overall business operations and is not expected to have a material impact on the Company’s consolidated financial statements.

The foregoing description of the Contribution Agreement is qualified in its entirety by reference to the full text of the Contribution Agreement, which are filed as an exhibit to this Quarterly Report on Form 10-Q for the quarter ending June 30, 2026.

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

Our Telecom Division, which represents the majority of current operations and accounted for 87% of our revenues for the six months ended June 30, 2026, offers Voice over Internet Protocol (VoIP), SMS, proprietary Internet of Things (IoT) solutions, and international fiber-optic connectivity through its subsidiaries: Etelix (www.etelix.com), SwissLink Carrier (www.swisslink-carrier.com), Smartbiz Telecom (www.smartbiztel.com), Whisl Telecom (www.whisl.com), IoT Labs (www.iotlabs.mx), QGlobal SMS (www.qglobalsms.com), and QXTEL Limited (www.qxtel.com).

Also under the Telecom Division, our developing Blockchain Platform Business Line offers our proprietary Mobile Number Portability Application (MNPA) through our subsidiary, itsBchain (www.itsbchain.com).

The Company’s developing Fintech Business Line offers a complete Fintech ecosystem including a MasterCard Debit Card, US Bank Account (No SSN Needed), and a Mobile App/Wallet for remittances and mobile top-up services. Our Fintech subsidiary, Global Money One Inc., aims to provide immigrants access to reliable financial services that makes it easier to manage their money and stay connected with their families back home. Additionally, GlobeTopper LLC (www.globetopper.com), our most recent acquisition, supports expansion and integration of our business divisions through its B2B digital gift card and incentives platform, which represented 13% of our revenues for the six months ended June 30, 2026.

Our Artificial Intelligence (AI) division, Reality Border (www.realityborder.com), initially developed an AI-enhanced immersive digital experience platform. Building on that early development work—including conversational interfaces, multilingual models, and AI-driven workflows, Reality Border now develops practical AI software solutions for enterprise and telecommunications applications.

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

Results of Operations

Revenues

Our total revenue reported for the three months ended June 30, 2026 was $109,068,246, compared with $72,183,236 for the three months ended June 30, 2025. These numbers reflect an increase of 51.10% quarter over quarter on our consolidated revenues. Our total revenue reported for the six months ended June 30, 2026 was $206,988,082, compared with $129,816,052 for the six months ended June 30, 2025; which reflect an increase of 59.45%.

When looking at the numbers by subsidiary, we have the following breakout for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

	Revenue for the Three Months Ended June 30,		Revenue for the Six Months Ended June 30,
Subsidiary	2026	2025	2026	2025
Etelix.com USA, LLC	26,714,956	6,851,086	47,151,423	15,571,787
SwissLink Carrier AG	1,052,995	9,239,899	2,042,028	10,589,061
QGlobal LLC	434,000	363,455	808,342	1,024,381
IoT Labs LLC	30,045,335	28,810,175	58,830,479	53,714,632
Smartbiz Telecom	1,766,166	3,252,005	6,357,945	6,730,944
Whisl Telecom	1,600,559	476,032	2,819,203	1,248,807
QXTEL Limited	35,145,240	35,115,087	64,369,067	66,270,084
GlobeTopper LLC	12,951,884	—	25,945,292	—
	$109,711,135	$84,107,739	$208,323,779	$155,149,696

Intercompany eliminations	(642,889)	(11,924,503)	(1,335,697)	(25,333,644)
	$109,068,246	$72,183,236	$206,988,082	$129,816,052

The continued growth of our revenue is the result of the development of our business strategy, which includes the strengthening of our commercial and operating activities and expanding the synergies among our subsidiaries, particularly those engaged in VOIP Telecom services. The increase also includes the contribution from a newly acquired subsidiary, GlobeTopper LLC, which closed on July 1, 2025.

A significant reduction in intercompany transactions is also observed for the three and six months ended June 30, 2026 compared to the quarter ended June 30, 2025, which did not impact the overall position. This reflects the joint efforts of the companies to strengthen their position with third parties through new commercial agreements.

The organic growth during the three and six months ended June 30, 2026 was 65% and 65% respectively, of the total revenue increase for those periods. This reflects the solid foundation of our revenue and the growth capacity the Company has with its current operations. We consider organic growth the revenues reported by our existing subsidiaries once fully integrated to our operations. These subsidiaries include Etelix, SwissLink, QGlobal, IoT Labs, Smartbiz, Whisl, QXTEL.

GlobeTopper, acquired on July 1st, 2025, represented the rest of the increase, showing the potential this subsidiary has of creating value to the organization.

Cost of Revenues

Our total cost of revenue for the three months ended June 30, 2026 increased to $106,321,441, compared with $70,311,749 for the three months ended June 30, 2025. Our total cost of revenue for the six months ended June 30, 2026 increased to $202,160,579, compared with $126,009,607 for the six months ended June 30, 2025.

When looking at the numbers by subsidiary, we have the following breakout for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

	Cost of Revenue for the Three Months Ended June 30,		Cost of Revenue for the Six Months Ended June 30,
Subsidiary	2026	2025	2026	2025
Etelix.com USA, LLC	26,473,694	6,585,223	46,687,375	15,159,807
SwissLink Carrier AG	840,055	9,047,464	1,537,064	10,128,318
QGlobal LLC	312,101	227,441	602,329	703,771
IoT Labs LLC	29,912,479	28,722,826	58,605,607	53,532,758
Smartbiz Telecom	1,555,928	3,068,131	5,905,304	6,314,472
Whisl Telecom	1,326,098	389,770	2,382,777	970,898
QXTEL Limited	33,644,529	33,984,659	61,996,167	64,310,592
GlobeTopper LLC	12,710,897	—	25,445,855	—
	$106,775,781	$82,025,514	$203,162,478	$151,120,616

Intercompany eliminations	(454,340)	(11,713,765)	(1,001,899)	(25,111,009)
	$106,321,441	$70,311,749	$202,160,579	$126,009,607

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

This quarter, compared to same period of 2025, reflects the positive impact of the portfolio restructuring. While intercompany transactions decreased, traffic shifted toward third parties, strengthening external relationships. This transition helped maintain growth and is expected to continue supporting revenue and margins going forward.

Gross Margin

Our gross margin, which is simply the difference between our revenues and cost of sales, was $4,827,503 for the six months ended June 30, 2026, compared to $3,806,445 for the six months ended June 30, 2025, representing an increase of 26.82%. For the three months ended June 30, 2026, our gross margin was $2,746,805, compared to $1,871,487 for the three months ended June 30, 2025, representing an increase of 46.77%.

	Gross Margin % for the Three Months Ended June 30,		Gross Margin % for the Six Months Ended June 30,
Subsidiary	2026	2025	2026	2025
Etelix.com USA, LLC	0.90%	3.88%	0.98%	2.65%
SwissLink Carrier AG	20.22%	2.08%	24.73%	4.35%
QGlobal LLC	28.09%	37.42%	25.49%	31.30%
IoT Labs LLC	0.44%	0.30%	0.38%	0.34%
Smartbiz Telecom	11.90%	5.65%	7.12%	6.19%
Whisl Telecom	17.15%	18.12%	15.48%	22.25%
QXTEL Limited	4.27%	3.22%	3.69%	2.96%
GlobeTopper LLC	1.86%	—	1.92%	—

This growth is the result of commercial and operational synergies achieved through intercompany collaboration. We expect this trend to strengthen as we continue aligning internal operations and leveraging our integrated service portfolio.

Operating Expenses

Operating expenses, which consist solely of general and administrative costs, increased by 53% for the three months ended June 30, 2026, compared to the same period in 2025. For the six months ended June 30, 2026, general and administrative expenses rose to $6,906,331 from $5,066,900 reported in the same period of 2025, reflecting a 36.30% increase. A detailed breakdown by major category for the three and six months ended June 30, 2026 and 2025 is presented in the table below:

	Operating Expenses for the Three Months Ended June 30,		Operating Expenses for the Six Months Ended June 30,
Segment	2026	2025	2026	2025
Salaries, Wages and Benefits	$1,092,623	$1,111,879	$2,025,742	$2,067,038
Technology	693,914	266,915	1,246,702	692,509
Professional Fees	294,895	253,784	620,862	562,834
Legal & Regulatory	51,347	35,018	162,206	201,456
Travel & Events	119,149	93,461	234,838	182,511
Public Cost	7,032	52,291	67,325	118,850
Advertising	865,694	418,387	1,132,786	637,267
Bank Services and Fees	95,536	13,824	157,605	35,265
Depreciation and Amortization	154,090	161,229	326,736	288,224
Office, Facility and Other	456,059	97,640	840,788	219,500
Insurances	34,610	903	68,782	1,806
Bad debt expense	—	—	14,364	4,442
	$3,864,949	$2,505,331	$6,898,736	$5,011,702

Stock-based management compensation	2,675	22,385	7,595	55,198
	$3,867,624	$2,527,716	$6,906,331	$5,066,900

The most significant differences are: (1) the increase in technology expenses related to the deployment and upgrade of the Switching platform to allocate all subsidiaries, which will result in significant cost reductions once all companies are migrated to the new platform; (2) the increase in advertising expenses, mainly related to marketing and promotional activities; and (3) the increases in other items such as depreciation and amortization, office, facility and other expenses are largely the result of the addition of QXTEL and GlobeTopper to our consolidated financial statements.

When looking at the numbers by subsidiary, we have the following breakout for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025:

	Operating Expenses for the Three Months Ended June 30,		Operating Expenses for the Six Months Ended June 30,
Subsidiary	2026	2025	2026	2025
IQSTEL Inc	$1,595,940	$1,102,905	$2,603,299	$1,954,106
Etelix.com USA, LLC	145,180	123,685	257,701	243,062
SwissLink Carrier AG	268,545	248,766	539,759	434,586
Itsbchain	1,210	194	1,539	1,384
QGlobal LLC	125,587	60,479	218,466	172,778
IoT Labs LLC	60,526	69,172	122,154	137,998
Global Money One	294	243	587	486
Smartbiz Telecom	205,502	182,914	462,409	544,210
Whisl Telecom	187,504	72,175	306,063	170,593
QXTEL Limited	1,109,868	763,613	2,103,122	1,504,127
GlobeTopper LLC	260,803	—	529,816	—
	$3,960,959	$2,624,146	$7,144,915	$5,163,330

Intercompany eliminations	(93,335)	(96,430)	(238,584)	(96,430)
	$3,867,624	$2,527,716	$6,906,331	$5,066,900

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

Operating Income

For the three months ended June 30, 2026, the Company reported an operating loss of $1,120,819, representing a significant increase compared to the operating loss of $656,229 for the same period in 2025. Similarly, for the six months ended June 30, 2026, the operating loss widened to $2,078,828, up from $1,260,455 reported during the corresponding period in the prior year. These results reflect an overall rise in operating expenses, largely associated with ongoing investments in development and growth initiatives.

Our Telecom Division, currently the primary source of revenue for the Company, continued to generate positive Operating Income. Meanwhile, our pre-revenue companies are operating with minimal expenses, focused solely on completing product and service development prior to their market launch.

Our Telecom Division is making significant progress, as evidenced by the increase in revenue, gross profit, and operating income for both the three- and six-month periods ended June 30, 2026. As we have previously stated, our strategy remains centered on strengthening the telecommunications segment to serve as a growth engine for the development and expansion of new business lines.

Other Expenses/Other Income

We had other expenses of $1,222,693 for the three months ended June 30, 2026, as compared with other expenses of $1,600,989 for the same period ended 2025. We had other expenses of $1,635,117 for the six months ended June 30, 2026, as compared with other expenses of $2,120,649 for the same period ended 2025. A significant portion of the 2026 interest expense was associated with the financing for the acquisition of GlobeTopper, which allowed us to drive the growth of the Company.

Net Loss

We finished the three months ended June 30, 2026 with a loss of $2,405,621, as compared to a loss of $2,348,914 during the three months ended June 30, 2025. We finished the six months ended June 30, 2026 with a loss of $3,791,557, as compared to a loss of $3,493,375 during the six months ended June 30, 2025.

The 2026 net loss is highly impacted by interest expense incurred in the last acquisitions (QXTEL and GlobeTopper); however, the increase in the Company's value and the beneficial effects of these acquisitions could be observed in the $2,872,337 of gross profit added to our operations for the six months ended June 30, 2026, which represents 59.50% of the total consolidated gross profit.

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

	Telecom Division		Fintech Division		IQSTEL		Consolidated
	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Revenues	96,116,362	181,042,790	12,951,884	25,945,292	—	—	109,068,246	206,988,082
Cost of revenue	93,610,544	176,714,724	12,710,897	25,445,855	—	—	106,321,441	202,160,579
Gross profit	2,505,818	4,328,066	240,987	499,437	—	—	2,746,805	4,827,503

Operating expenses
General and administration	2,010,588	3,772,630	261,096	530,402	1,595,940	2,603,299	3,867,624	6,906,331
Total Operating Expenses	2,010,588	3,772,630	261,096	530,402	1,595,940	2,603,299	3,867,624	6,906,331

Operating income/(loss)	495,230	555,436	(20,109)	(30,965)	(1,595,940)	(2,603,299)	(1,120,819)	(2,078,828)

Other income (expense)	9,086	(53,641)	(486)	(582)	(1,231,293)	(1,580,894)	(1,222,693)	(1,635,117)
Net income (loss) before income taxes	504,316	501,795	(20,595)	(31,547)	(2,827,233)	(4,184,193)	(2,343,512)	(3,713,945)
Income taxes	(62,109)	(77,612)		—	—	—	(62,109)	(77,612)
Net income (loss)	442,207	424,183	(20,595)	(31,547)	(2,827,233)	(4,184,193)	(2,405,621)	(3,791,557)

Depreciation and Amortization	147,780	314,115	6,310	12,621	—	—	154,090	326,736
Interest expense	7,565	5,971	1,437	1,558	399,752	657,094	408,755	664,624
FX Gains/Losses	47,619	28,923	—	18	—	—	47,619	28,941
Loss on settlement of debt	—	—	—	—	—	926,126	—	926,126
Stock-based management compensation	—	—	—	—	2,675	7,595	2,675	7,595
Taxes	62,109	77,612	—	—	—	—	62,109	77,612
Other non recurring	—	10,000	—	—	—	—	—	10,000
Adjusted EBITDA	707,280	860,804	(12,847)	(17,349)	(2,424,806)	(2,593,378)	(1,730,373)	(1,749,923)

Liquidity and Capital Resources

As of June 30, 2026, we had total current assets of $33,525,038 and current liabilities of $30,816,253, resulting in a positive working capital of $2,708,785.

Our operating activities used $1,667,174 in the six months ended June 30, 2026 as compared with $1,649,283 used in operating activities in the six months ended June 30, 2025. Our negative operating cash flow for both periods is a result of our net loss and changes in operating assets and liabilities which varies depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. This is due to substantial non-cash adjustments and working capital changes:

-          Depreciation and amortization increased, reflecting higher non-cash expenses.

-          Bad debt expense remained low, indicating stable receivables quality.

-          Accounts receivable: Large positive adjustment ($3.5M in 2026 vs. $33.4M in 2025) suggesting strong collections and reduced sales on credit.

-          Accounts payable and accrued liabilities: Large negative adjustments, especially accrued liabilities, indicating significant payments during the period.

The Company’s operating cash flow is still negative, but the gap between net loss and cash used is bridged by non-cash charges and working capital management.

Investing activities used $22,584 for the six months ended June 30, 2026, compared to $173,812 in the same period of 2025. The decrease in 2026 reflects lower investment activity compared to the prior period.

Financing activities provided $1,626,281 in the current period, compared to $1,351,026 in the prior year. The increase reflects higher net inflows from financing activities. This change is mainly due to increased proceeds from financing sources, partially offset by repayments and related outflows. Financing activities during the period include funding associated with the acquisition of GlobeTopper, as the Company continues to support its growth and investment strategy.

The Company is transitioning from an expansion phase in 2025, marked by the acquisition of GlobeTopper, to a more consolidated approach during the first six months of 2026, with a greater focus on cash preservation, working capital management, and non-cash financing tools. The Company’s debt repayments reflect a maturing capital structure. At the same time, the expansion of GlobeTopper during the year ended December 31, 2025 demonstrates the Company’s continued commitment to strengthening and scaling its other business divisions.

These conditions, including our recurring losses from operations, and negative operating cash flows, raise substantial doubt about the Company’s ability to continue as a going concern. See Note 3 to the consolidated financial statements for additional discussion.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended June 30, 2026.

Critical Accounting Polices

A “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our accounting policies are discussed in detail in the footnotes to our financial statements included in this Quarterly Report on Form 10-Q for the six months ended June 30, 2026; however, we consider our critical accounting policies to be those related to the allowance for doubtful accounts, valuation of assets, significant estimates in the valuation of financial instruments and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See the Consolidated Financial Statements in this Quarterly Report for a complete discussion of our significant accounting policies.

Off Balance Sheet Arrangements

As of June 30, 2026, there were no off-balance sheet arrangements.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2026. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the six-month period ended June 30, 2026, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2026, the Company issued 5,384,655 shares of common stock, valued at fair market value on issuance as follows:

•         3,983,053 shares upon conversion of Series D Preferred Stock

•         895,000 shares for cash proceeds of $168,860 and receivable of $653,076 under equity purchase agreement, which the Company received in July 2026.

•         3,750 shares issued as compensation to our directors valued at $7,596

•         129,717 shares for service from third parties valued at $535,290

•         373,135 shares issued in connection with a financing agreement, valued at $500,000

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

N/A

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Contribution Agreement, dated July 8, 2026
10.2	Amendment to Employment Agreement for Leandro Iglesias dated July 7, 2026
10.3	Amendment to Employment Agreement for Alvaro Quintana Cardona dated July 7, 2026
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 18, 2026 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

