Form 10-Q/A
period 2026-06-30
iQSTEL Inc
filed 2026-08-20
CIK 1527702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,915,859 common shares as of August 18, 2026

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of iQSTEL Inc.(the “Company”) for the quarterly period ended June 30, 2026 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission on August 18, 2026. This Amendment is being filed solely to correct two errors in Note 10 – Stockholders’ Equity of the Original Filing. Specifically, the conversion rates of the Company’s Series B Preferred Stock and Series D Preferred Stock were incorrectly reported in the Original Filing and have been corrected in this Amendment.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment sets forth the complete text of the amended Item (Note 10 – Stockholders’ Equity). New certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits hereto.

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
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 20, 2026 on its behalf by the undersigned thereunto duly authorized.

IQSTEL INC.

/s/Leandro Iglesias
Leandro Iglesias Principal Executive Officer

/s/ Alvaro Quintana Cardona
Alvaro Quintana Cardona Principal Financial and Accounting Officer

